Form 10-Q
period 1999-09-30
FIRST MUTUAL BANCSHARES INC
filed 1999-11-15
CIK 1098337

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                          QUARTERLY REPORT PURSUANT TO
                                  Section 13 of
                       The Securities Exchange Act of 1934
                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                        Commission File Number 005-57091

                          FIRST MUTUAL BANCSHARES, INC.
                      ------------------------------------
                 (Exact name of company as specified in charter)

                                   WASHINGTON
                                   ----------
                            (State of incorporation)


                                   91-2005970
                                   ----------
                     (I.R.S. Employee Identification Number)


               400 108th Avenue N.E., Bellevue, WA        98004
             ------------------------------------------------------
                  (Address of principal office)        (Zip code)

         Company's telephone number, including area code: (425) 453-5301
                                                          --------------

          Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports),

                   Yes    X                      No
                       -------                       -------

          and (2) has been subject to such filing requirements for the past 90 days.

                   Yes    X                      No
                       -------                       -------

          The number of shares outstanding of the registrant's common
          stock as of September 30, 1999 was:               4,681,136
                                                            ---------

================================================================================

Item 1.  Financial Statements

                          FIRST MUTUAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS                                                        September 30          December 31
------                                                            1999                 1998
                                                              -------------        -------------
                                                                          (Unaudited)
CASH AND CASH EQUIVALENTS:
  Interest-earning deposits                                   $     592,344        $     216,953
  Noninterest-earning demand deposits
    and cash on hand                                              3,783,895            5,312,192
                                                              -------------        -------------
                                                                  4,376,239            5,529,145

MORTGAGE-BACKED AND OTHER SECURITIES
  AVAILABLE FOR SALE                                             17,866,386           20,336,611

LOANS RECEIVABLE, HELD FOR SALE                                  15,484,819           27,370,815

MORTGAGE-BACKED AND OTHER SECURITIES
  HELD TO MATURITY                                               88,653,784           61,764,431

  LOANS RECEIVABLE                                              412,030,385          365,104,245
  RESERVE FOR LOAN LOSSES                                        (6,237,637)          (5,569,431)
                                                              -------------        -------------

LOANS RECEIVABLE, NET                                           405,792,748          359,534,814

ACCRUED INTEREST RECEIVABLE                                       3,597,771            3,311,122

LAND, BUILDINGS AND EQUIPMENT, NET                                5,511,377            5,536,748

FEDERAL HOME LOAN BANK (FHLB) STOCK,                              5,151,800            4,876,500
    at cost
MORTGAGE SERVICING RIGHTS                                           154,245              356,585

OTHER ASSETS                                                      1,235,112              613,368
                                                              -------------        -------------
TOTAL                                                         $ 547,824,281        $ 489,230,139
                                                              =============        =============

                          FIRST MUTUAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Continued)

                                                              September 30          December 31
                                                                  1999                 1998
                                                              -------------        -------------
                                                                          (Unaudited)
LIABILITIES:
  Deposits:
    Investor custodial checking                               $   3,498,509        $   8,146,226
    Money market deposit and
      checking accounts                                         102,052,492           90,773,090
    Regular savings                                              10,914,151           12,247,457
    Time Deposits                                               286,343,473          300,084,375
                                                              -------------        -------------
               Total deposits                                   402,808,625          411,251,148

  Drafts payable                                                    913,817            4,382,611
  Accounts payable and other liabilities                          3,957,694            5,652,174
  Advance payments by borrowers for
    taxes and insurance                                           2,527,591            1,517,253
  FHLB advances                                                  99,309,375           31,765,000
                                                              -------------        -------------
               Total liabilities                                509,517,102          454,568,186

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value-
    Authorized, 10,000,000 shares
    Issued and outstanding, 4,681,136
      and 4,247,275 shares, respectively                          4,681,136            4,247,275
  Additional paid-in capital                                     31,150,359           25,848,681
  Employee Stock Ownership Plan debt                               (325,931)            (603,738)
  Retained earnings                                               3,267,756            5,181,720
  Accumulated other comprehensive income(loss):
    Unrealized (loss) on securities available for sale,
    net of federal income tax                                      (466,141)             (11,985)
                                                              -------------        -------------
               Total stockholders' equity                        38,307,179           34,661,953
                                                              -------------        -------------
TOTAL                                                         $ 547,824,281        $ 489,230,139
                                                              =============        =============

                          FIRST MUTUAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                   Quarters ended September 30       Nine Months ended September 30
                                                     1999              1998              1999              1998
                                                  -----------       -----------       -----------       -----------
                                                                             (Unaudited)
INTEREST INCOME:
  Loans Receivable                                $ 8,936,776       $ 8,804,227       $25,873,836       $25,955,823
  Mortgage-backed and related securities              956,932           361,671         2,747,790         1,059,340
  Interest-earning deposits with banks                  9,549            25,693            30,183            44,826
  FHLB stock dividends                                 92,455            88,744           275,470           264,091
  U.S. Treasury, government agency
    and other securities                              693,023           668,578         2,044,309         1,983,764
                                                  -----------       -----------       -----------       -----------
                                                   10,688,735         9,948,913        30,971,588        29,307,844

INTEREST EXPENSE:
  Deposits                                          4,618,023         5,059,986        13,883,218        14,841,583
  FHLB advances and other                           1,239,176           428,366         3,033,717         1,496,231
                                                  -----------       -----------       -----------       -----------

                                                    5,857,199         5,488,352        16,916,935        16,337,814
                                                  -----------       -----------       -----------       -----------
  Net interest income                               4,831,536         4,460,561        14,054,653        12,970,030

PROVISION FOR LOAN LOSSES                             250,000           385,000           685,000           585,000
                                                  -----------       -----------       -----------       -----------
  Net interest income, after provision
    for loan losses                                 4,581,536         4,075,561        13,369,653        12,385,030

OTHER OPERATING INCOME (EXPENSE):
  Gain(Loss) on sales of loans                        557,780           430,345         1,334,168         1,412,204
  Servicing fees, net of amortization                 124,373            96,344           353,736           350,965
  Fees on deposits                                     84,519            49,051           245,717           148,330
  Other                                               157,384           217,438           558,865           587,293
                                                  -----------       -----------       -----------       -----------
               Total other operating income           924,056           793,178         2,492,486         2,498,793


BALANCE, carried forward                            5,505,592         4,868,739        15,862,139        14,883,823

                          FIRST MUTUAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (CONTINUED)

                                                   Quarters ended September 30       Nine Months ended September 30
                                                     1999              1998              1999              1998
                                                  -----------       -----------       -----------       -----------
                                                                             (Unaudited)
BALANCE, brought forward                          $ 5,505,592       $ 4,868,739       $15,862,139       $14,883,823

OPERATING EXPENSES:
  Salaries and employees benefits                   2,074,783         1,786,740         5,704,939         5,933,712
  Occupancy                                           382,593           335,982         1,071,794         1,023,746
  Other                                               706,171           708,667         2,355,758         2,074,406
                                                  -----------       -----------       -----------       -----------
            Total other operating expenses          3,163,547         2,831,389         9,132,491         9,031,864
                                                  -----------       -----------       -----------       -----------

            Income before federal income taxes      2,342,045         2,037,350         6,729,648         5,851,959

FEDERAL INCOME TAXES                                  794,600           692,699         2,282,988         1,989,666
                                                  -----------       -----------       -----------       -----------


NET INCOME                                        $ 1,547,445       $ 1,344,651       $ 4,446,660       $ 3,862,293
                                                  ===========       ===========       ===========       ===========

PER SHARE DATA(1):
BASIC EARNINGS PER COMMON SHARE                   $      0.33       $      0.29       $      0.95       $      0.83
                                                  ===========       ===========       ===========       ===========
EARNINGS PER COMMON SHARE-ASSUMING DILUTION       $      0.33       $      0.28       $      0.93       $      0.81
                                                  ===========       ===========       ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                 4,679,239         4,669,710         4,674,441         4,625,926
                                                  ===========       ===========       ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
  INCLUDING DILUTIVE STOCK OPTIONS                  4,759,314         4,772,181         4,760,432         4,759,035
                                                  ===========       ===========       ===========       ===========

(1) Comparative Earnings Per Share data for the prior year has been restated to conform with Statement of Financial Accounting Standards No.128. See Note 5.

                          FIRST MUTUAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                       Additional
                                                                             Common stock                paid-in         Retained
                                                                       Shares           Amount           capital         earnings
                                                                     -----------      -----------      -----------      -----------
BALANCE, JANUARY 1, 1997                                               3,680,141      $ 3,680,141      $19,941,490      $ 4,805,295
    Options exercised                                                     76,890           76,890          552,607
    10% stock dividend                                                   368,196          368,196        4,388,676       (4,756,872)
    Repayment of employee stock ownership plan debt
    Cash dividends declared ($.50 per share) (1)                                                                         (2,046,925)
    Comprehensive income:
        Net income                                                                                                        4,518,680
        Other comprehensive income(loss)--Change in unrealized
                 losses on securities available for sale, net of
                    federal income tax

        Comprehensive income
                                                                     -----------      -----------      -----------      -----------
BALANCE, DECEMBER 31, 1997                                             4,125,227      $ 4,125,227      $24,882,773      $ 2,520,178
    Options exercised                                                    122,048          122,048          965,908
    Repayment of employee stock ownership plan debt
    Cash dividends declared ($.60 per share) (1)                                                                         (2,546,154)
    Comprehensive income:
        Net income                                                                                                        5,207,696
        Other comprehensive income(loss)--Change in unrealized
                 losses on securities available for sale, net of
                    federal income tax

        Comprehensive income
                                                                     -----------      -----------      -----------      -----------
BALANCE, DECEMBER 31, 1998                                             4,247,275      $ 4,247,275      $25,848,681      $ 5,181,720
    Options exercised                                                      9,378            9,378           48,701
    10% stock dividend                                                   424,483          424,483        5,252,977       (5,677,460)
    Repayment of employee stock ownership plan debt
    Cash dividends declared ($.15 per share) (1)                                                                           (683,164)
    Comprehensive income:
        Net income                                                                                                        4,446,660
        Other comprehensive income(loss)--Change in unrealized
                 losses on securities available for sale, net of
                    federal income tax

        Comprehensive income
                                                                     -----------      -----------      -----------      -----------
BALANCE, SEPTEMBER 30, 1999                                            4,681,136      $ 4,681,136      $31,150,359      $ 3,267,756
                                                                     ===========      ===========      ===========      ===========














                                                                   Employee stock     Accumulated
                                                                      ownership      Comprehensive
                                                                      plan debt       Income(loss)        Total
                                                                     -----------      -----------      -----------
BALANCE, JANUARY 1, 1997                                             $(1,024,111)     $    (6,752)     $27,396,063
    Options exercised                                                                                      629,497
    10% stock dividend                                                                                        --
    Repayment of employee stock ownership plan debt                      152,541                           152,541
    Cash dividends declared ($.50 per share) (1)                                                        (2,046,925)
    Comprehensive income:
        Net income                                                                                       4,518,680
        Other comprehensive income(loss)--Change in unrealized
                 losses on securities available for sale, net of
                    federal income tax                                                      1,972            1,972
                                                                                                       -----------
        Comprehensive income                                                                             4,520,652
                                                                     -----------      -----------      -----------
BALANCE, DECEMBER 31, 1997                                           $  (871,570)     $    (4,780)     $30,651,828
    Options exercised                                                                                    1,087,956
    Repayment of employee stock ownership plan debt                      267,832                           267,832
    Cash dividends declared ($.60 per share) (1)                                                        (2,546,154)
    Comprehensive income:
        Net income                                                                                       5,207,696
        Other comprehensive income(loss)--Change in unrealized
                 losses on securities available for sale, net of
                    federal income tax                                                     (7,205)          (7,205)

                                                                                                       -----------
        Comprehensive income                                                                             5,200,491
                                                                     -----------      -----------      -----------
BALANCE, DECEMBER 31, 1998                                           $  (603,738)     $   (11,985)     $34,661,953
    Options exercised                                                                                       58,079
    10% stock dividend                                                                                        --
    Repayment of employee stock ownership plan debt                      277,807                           277,807
    Cash dividends declared ($.15 per share) (1)                                                          (683,164)
    Comprehensive income:
        Net income                                                                                       4,446,660
        Other comprehensive income(loss)--Change in unrealized
                 losses on securities available for sale, net of
                    federal income tax                                                   (454,156)        (454,156)
                                                                                                       -----------
        Comprehensive income                                                                             3,992,504
                                                                     -----------      -----------      -----------
BALANCE, SEPTEMBER 30, 1999                                          $  (325,931)     $  (466,141)     $38,307,179
                                                                     ===========      ===========      ===========

(1) Cash dividends declared divided by weighted average shares outstanding of 4,062,824 in 1997, 4,215,764 in 1998 and 4,679,239 in 1999.

                          FIRST MUTUAL BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Nine months ended September 30
                                                                  ----------------------------------
                                                                      1999                  1998
                                                                  -------------        -------------
                                                                              (Unaudited)
OPERATING ACTIVITIES:
  Net income                                                      $   4,446,660        $   3,862,293
  Adjustments to reconcile net cash
            provided (used) by operating activities:
      Provision for loan losses                                         685,000              585,000
      Depreciation                                                      431,514              392,957
      Deferred loan origination fees, net of accretion                  (43,018)             179,947
      Amortization of Mortgage servicing rights                         128,378              307,672
      (Gain) Loss on sales of loans                                  (1,395,183)          (1,569,659)
      (Gain) Loss on sale of repossessed real estate                    (17,029)                --
      FHLB stock dividends                                             (275,300)            (263,900)
      Cash provided (used) by changes in
                operating assets and liabilities:
            Loans receivable held for sale                           11,885,996          (11,020,402)
            Accrued interest receivable                                (286,649)            (245,471)
            Other assets                                               (621,744)             (91,004)
            Drafts payable                                           (3,468,794)            (272,578)
            Accounts payable, federal income taxes and
                      other liabilities                                (127,002)             387,470
            Advance payments by borrowers for
                      taxes and insurance                             1,010,338              954,842
                                                                  -------------        -------------

  Net cash provided (used) by operating activities                   12,353,167           (6,792,833)

INVESTING ACTIVITIES:
  Loan originations                                                (147,263,447)        (124,613,029)
  Loan principal repayments                                          98,035,330           97,114,310
  Increase (decrease) in undisbursed loan proceeds                    2,235,460            9,695,327
  Principal repayments & redemptions on mortgage-backed
     and other securities                                            14,617,287           37,622,977
  Purchase of mortgage-backed and other securities                  (39,717,343)         (29,358,069)
  Purchase of mortgage-backed securities available for sale                --             (9,874,010)
  Purchases of premises and equipment                                  (440,986)            (507,498)
  Proceeds from sale of Loans                                         1,843,672            1,900,197
  Proceeds from sale of Real Estate Held for Sale                       119,738              210,270
                                                                  -------------        -------------
     Net cash provided (used) by
       investing activities, carried forward                        (70,570,289)         (17,809,525)

                          FIRST MUTUAL BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                    Nine months ended September 30
                                                                  ----------------------------------
                                                                      1999                  1998
                                                                  -------------        -------------
                                                                              (Unaudited)
BALANCE, net cash provided (used) by
      investing activities, brought forward                       $ (70,570,289)       $ (17,809,525)

FINANCING ACTIVITIES:
      Net increase (decrease) in deposit accounts                   (22,483,234)          12,345,891
      Interest credited to deposit accounts                          14,040,711           14,833,964
      Proceeds from FHLB advances                                   318,751,375          144,214,000
      Repayment of FHLB advances                                   (251,207,000)        (147,329,000)
      Dividends paid                                                 (2,360,484)          (2,071,558)
      Proceeds from exercise of stock options                            45,041              537,772
      Repayment of Employee Stock Ownership debt                        277,807              255,330
                                                                  -------------        -------------


      Net cash provided (used) by financing activities               57,064,216           22,786,399
                                                                  -------------        -------------

NET INCREASE IN CASH AND CASH  EQUIVALENTS                           (1,152,906)          (1,815,959)

CASH:
  Beginning of year                                                   5,529,145            5,909,165
                                                                  -------------        -------------

  End of quarter                                                  $   4,376,239        $   4,093,206
                                                                  =============        =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Loans originated for mortgage banking activities            $  89,410,934        $ 161,428,378
      Loans originated for investment activities                    147,263,447          124,613,029
                                                                  -------------        -------------

      Total loans originated for mortgage banking
            activities and investment activities                  $ 236,674,381        $ 286,041,407
                                                                  =============        =============

      Cash paid during nine months ended Sept. 30
            Interest                                              $  16,807,092        $  16,323,772
                                                                  =============        =============

            Income taxes                                          $   2,660,155        $   1,395,000
                                                                  =============        =============


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:

      Loans securitized into securities held to maturity          $        --          $   6,048,279

      Loans transferred to (from) real estate
            held for sale, net                                    $        --          $     230,299
                                                                  =============        =============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.

FORMATION OF BANK HOLDING COMPANY

First Mutual Bancshares, Inc. (the "Company"), a Washington corporation, is a holding company primarily engaged in the business of planning, directing, and coordinating the activities of its wholly-owned subsidiary, First Mutual Bank (formerly First Mutual Savings Bank). On October 26, 1999, First Mutual Savings Bank converted into the holding company form of ownership in a tax-free reorganization. In the reorganization, First Mutual Savings Bank changed its name to First Mutual Bank and became the wholly owned subsidiary of the Company. First Mutual Bank is also referred to as the "Bank" in this report.

BASIS OF PRESENTATION

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the financial statements.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair presentation in conformity with generally accepted accounting principles. All such adjustments are of a normal recurring nature. Certain amounts in the prior periods' financial statements and/or schedules have been reclassified to conform to the current period's presentation.

The consolidated financial statements include the Company's wholly owned subsidiary, First Mutual Bank, and its wholly owned subsidiary, First Mutual Services, Inc. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the First Mutual Savings Bank and Subsidiary 1998 Annual Report and Form 10-K.

NOTE 2.

MORTGAGE-BACKED AND OTHER SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of securities available for sale at September 30, 1999 and December 31, 1998 are summarized as follows:

                                                             Gross             Gross           Estimated
                                         Amortized         unrealized        unrealized          fair
                                           cost              gains             losses            value
                                        -----------       -----------       -----------       -----------
SEPTEMBER 30, 1999:
FHLMC securities                        $   429,132       $     8,816              --         $   437,948
FNMA securities                          16,246,727            21,489           654,063        15,614,153
GNMA securities                           1,899,755              --              85,470         1,814,285
                                        -----------       -----------       -----------       -----------
                                        $18,575,614       $    30,305       $   739,533       $17,866,386
                                        ===========       ===========       ===========       ===========

DECEMBER 31, 1998:
FHLMC securities                        $   648,646       $    17,941              --         $   666,587
FNMA securities                          17,679,888            35,825            41,675        17,674,038
GNMA securities                           1,996,385              --                 399         1,995,986
                                        -----------       -----------       -----------       -----------
                                        $20,324,919       $    53,766       $    42,074       $20,336,611
                                        ===========       ===========       ===========       ===========

NOTE 3.

MORTGAGE-BACKED AND OTHER SECURITIES HELD TO MATURITY

The amortized cost and estimated fair value of mortgage-backed and other securities is summarized as follows:

                                                             Gross             Gross           Estimated
                                         Amortized         unrealized        unrealized          fair
                                           cost              gains             losses            value
                                        -----------       -----------       -----------       -----------
SEPTEMBER 30, 1999:
FNMA certificates                       $40,106,704       $   147,426       $ 1,140,868       $39,113,262
FHLMC certificates                        1,990,277            20,172              --           2,010,449
U.S. Government Agency securities        42,649,445           190,193           886,555        41,953,083
Merrill Lynch corporate bond              2,536,746              --              87,145         2,449,601
Municipal bonds                             625,865              --              16,281           609,584
REMICS                                      744,747            15,537              --             760,284
                                        -----------       -----------       -----------       -----------
                                        $88,653,784       $   373,328       $ 2,130,849       $86,896,263
                                        ===========       ===========       ===========       ===========

DECEMBER 31, 1998:
FNMA certificates                       $14,241,885       $   238,948       $    14,235       $14,466,598
FHLMC certificates                        3,555,875            14,470             4,180         3,566,165
U.S. Government Agency securities        38,643,616           656,784           151,235        39,149,165
Merrill Lynch corporate bond              2,544,950              --              33,450         2,511,500
Municipal bonds                             627,083              --              36,313           590,770
REMICS                                    1,151,194            31,631              --           1,182,825
U.S. Treasury securities                    999,828               172              --           1,000,000
                                        -----------       -----------       -----------       -----------
                                        $61,764,431       $   942,005       $   239,413       $62,467,023
                                        ===========       ===========       ===========       ===========

NOTE 4.

NONPERFORMING ASSETS

The Bank had nonperforming assets as follows:

                                        September       December
                                         30, 1999       31, 1998
                                         --------       --------
Nonperforming loans                      $464,252       $298,503
Real Estate Held for Sale                   9,613         37,628
                                         --------       --------
Totals                                   $473,865       $336,131
                                         ========       ========

   At September 30, 1999 and December 31, 1998, the Bank had no impaired loans as defined under Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan."


NOTE 5.

EARNINGS PER SHARE

   Basic Earnings Per Share is computed by dividing net income by the weighted-average number of shares outstanding during the year. Diluted EPS reflects the potential dilutive effect of stock options and is computed by dividing net income by the weighted-average number of shares outstanding during the year, plus the dilutive common shares that would have been outstanding had the stock options been exercised.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for quarters and years ending September 30, 1999 and September 30, 1998:

                                                          Income           Shares      Per share
                                                        (numerator)    (denominator)     amount
                                                        ------------------------------------------
Quarter ended September 30, 1999
--------------------------------
       Basic EPS:
          Income available to common shareholders       $1,547,445        4,679,239       $   0.33
                                                                                          ========

       Effect of dilutive stock options                       --             80,075
                                                        ----------       ----------
       Diluted EPS:
          Income available to common shareholders
            plus assumed stock options exercise         $1,547,445        4,759,314       $   0.33
                                                        ==========================================


Year ended September 30, 1999
-----------------------------
       Basic EPS:
          Income available to common shareholders       $4,446,660        4,674,441       $   0.95
                                                                                          ========

       Effect of dilutive stock options                       --             85,991
                                                        ----------       ----------
       Diluted EPS:
          Income available to common shareholders
            plus assumed stock options exercise         $4,446,660        4,760,432       $   0.93
                                                        ==========================================


Quarter ended September 30, 1998
--------------------------------
       Basic EPS:
          Income available to common shareholders       $1,344,651        4,669,710       $   0.29
                                                                                          ========

       Effect of dilutive stock options                       --            102,471
                                                        ----------       ----------
       Diluted EPS:
          Income available to common shareholders
            plus assumed stock options exercise         $1,344,651        4,772,181       $   0.28
                                                        ==========================================


Year ended September 30, 1998
-----------------------------
       Basic EPS:
          Income available to common shareholders       $3,862,293        4,625,926       $   0.83
                                                                                          ========

       Effect of dilutive stock options                       --            133,109
                                                        ----------       ----------
       Diluted EPS:
          Income available to common shareholders
            plus assumed stock options exercise         $3,862,293        4,759,035       $   0.81
                                                        ==========================================

NOTE 6.

RATE VOLUME ANALYSIS
(Dollars in thousands)

                                                            THIRD QUARTER 1999                 NINE MONTHS ENDED SEPT. 30, 1999
                                                                    VS                                       VS
                                                            THIRD QUARTER 1998                 NINE MONTHS ENDED SEPT. 30, 1998
                                                        INCREASE (DECREASE) DUE TO                INCREASE (DECREASE) DUE TO
                                                                                 TOTAL                                     TOTAL
                                                     VOLUME         RATE         CHANGE        VOLUME         RATE         CHANGE
---------------------------------------------------------------------------------------       -----------------------------------
INTEREST INCOME
     Investments:
        Mortgage-backed and related securities      $   810       $  (215)      $   595       $ 2,054       $  (366)      $ 1,688
        Interest-earning deposits with banks            (20)            4           (16)          (13)           (2)          (15)
        Other equity investments                          7            (4)            3            21           (10)           11
        U.S. Treasury and Govt. Agencies                 75           (51)           24           239          (179)           60
                                                    -------       -------       -------       -------       -------       -------
          Total investments                             872          (266)          606         2,301          (557)        1,744

     Loans:
        Residential                                    (470)          (33)         (503)       (1,890)         (112)       (2,002)
        Residential construction                         25           (32)           (7)          208          (215)           (7)
        Multifamily                                     437          (210)          227         1,237          (609)          628
        Multifamily construction                         83           (38)           45           201          (106)           95
        Commercial real estate and Business             490          (212)          278         1,431          (533)          898
        Commercial real estate construction              30           (16)           14            97           (42)           55
        Consumer & Other                                 80            (1)           79           247             5           252
                                                    -------       -------       -------       -------       -------       -------
          Total loans                                   675          (542)          133         1,531        (1,612)          (81)



          Total interest income                       1,547          (808)          739         3,832        (2,169)        1,663

INTEREST EXPENSE
     Deposits:
        Money market deposit and checking               152           (12)          140           507           (81)          426
        Regular savings                                 (11)           (7)          (18)          (44)          (30)          (74)
        Time deposits                                  (255)         (309)         (564)         (450)         (861)       (1,311)
                                                    -------       -------       -------       -------       -------       -------
          Total deposits                               (114)         (328)         (442)           13          (972)         (959)

     FHLB advances and other                            929          (118)          811         1,967          (429)        1,538
                                                    -------       -------       -------       -------       -------       -------
          Total interest expense                        815          (446)          369         1,980        (1,401)          579


           Net interest income                      $   732       $  (362)      $   370       $ 1,852       $  (768)      $ 1,084
                                                    =======       =======       =======       =======       =======       =======

NOTE 7.

SEGMENTS

The Bank is organized based on the products and services that it offers. Under this organizational structure, the Bank has three reportable segments: consumer banking, residential lending, and commercial lending.

   Consumer banking offers depositor banking services, home equity lending, direct consumer loans, and consumer dealer financing contracts.

   Residential lending offers conventional or government-insured loans to borrowers to purchase, refinance, or build homes, secured by one-to-four unit family dwellings. Embedded within the residential lending segment is a mortgage banking operation, which sells loans in the secondary mortgage market. The mortgage banking operation generally retains the right to service the loans sold (i.e., collection of principal and interest payments) for which it receives a fee based on the unpaid principal balance. The servicing rights may be resold at opportune market conditions.

   Commercial lending offers permanent and interim (construction) loans for multifamily housing (over 4 units), commercial real estate properties, and loans to small and medium-sized businesses for financing inventory, accounts receivable and equipment, among other things. The underlying real estate collateral or business asset being financed typically secures these loans.

Segment results are determined based on the Bank's management accounting process, which assigns balance sheet and income statement items to each responsible business unit. This process is dynamic and subjective, and unlike financial accounting, there is no body of guidance for management equivalent to generally accepted accounting principles.

The amounts for the segments would differ from the actual consolidated financial statements due to the various methods for allocating costs and the inferring of interest-earning assets. For example, the Consumer Banking segment includes inferred interest earning assets on branch banking deposits, which are essentially the same assets from the lending segments, but credited with a proportionate interest yield. Consequently, adding the assets of the three segments results in a larger total than what is shown in the consolidated financial statements.

FINANCIAL INFORMATION FOR THE BANK'S SEGMENTS IS SHOWN BELOW FOR 1999 AND 1998:

                                                                 CONSUMER         RESIDENTIAL       COMMERCIAL
QUARTER ENDED SEPTEMBER 30:                                      BANKING           LENDING           LENDING            TOTALS
                                                                ----------        ----------        ----------       ------------
Revenues from external customers                       1999     $2,310,595        $2,244,001        $6,834,970       $ 11,389,566
                                                       1998      1,636,586         2,565,414         6,264,749         10,466,749

Revenues from other segments of the Bank               1999      4,256,010            72,441           413,991          4,742,442
                                                       1998      5,344,132            99,671           375,080          5,818,883

Total Revenues                                         1999      6,566,605         2,316,442         7,248,961         16,132,008
                                                       1998      6,980,718         2,665,085         6,639,829         16,285,632

Net interest revenue                                   1999      1,585,371           399,706         2,630,793          4,615,870
                                                       1998      1,588,940           544,683         2,388,215          4,521,838

Income before federal income taxes                     1999        125,432           507,459         1,839,396          2,472,287
                                                       1998        435,837           497,470         1,700,494          2,633,801

Total assets as of September 30:                       1999    411,571,160        98,177,125       315,886,644        825,634,929
                                                       1998    402,153,081       109,895,075       267,723,456        779,771,612



                                                                 CONSUMER         RESIDENTIAL       COMMERCIAL
YEAR-TO-DATE ENDED SEPTEMBER 30:                                 BANKING           LENDING           LENDING            TOTALS
                                                                ----------        ----------        ----------       ------------
Revenues from external customers                       1999      6,686,067         6,546,361        19,568,719       $ 32,801,147
                                                       1998      4,702,957         8,480,841        17,908,002         31,091,800

Revenues from other segments of the Bank               1999     13,011,876           222,429         1,193,479         14,427,784
                                                       1998     15,989,035           337,969         1,104,631         17,431,635

Total Revenues                                         1999     19,697,943         6,768,790        20,762,198         47,228,931
                                                       1998     20,691,992         8,818,810        19,012,633         48,523,435

Net interest revenue                                   1999      4,803,119         1,332,725         7,423,836         13,559,680
                                                       1998      4,912,191         1,547,724         6,463,125         12,923,040

Pretax income                                          1999        606,479         1,349,729         5,104,700          7,060,908
                                                       1998      1,316,623         1,669,869         4,433,542          7,420,034

NOTE 7.

Reconciliations of segment data to the Company consolidated financial statements are shown in the table below. The amounts for the segments would differ from the actual consolidated financial statements due to a funds transfer pricing mechanism that uses internal, proxy market interest rates, and also, various methods for allocating costs.

                                                                                      YEAR-TO-DATE                    YEAR-TO-DATE
                                                                     QUARTER ENDED        ENDED      QUARTER ENDED       ENDED
                                                                          1999            1999            1998            1998
                                                                     -------------   -------------   -------------   -------------
TOTAL REVENUES FOR SEPTEMBER 30:

Segment total revenues                                               $  16,132,008   $  47,228,931   $  16,285,632   $  48,523,435
Back out or add back:
      Revenues from other segments of the Company                       (4,742,442)    (14,427,784)     (5,818,883)    (17,431,635)
      Revenues of administrative departments netted against
           overhead costs and reallocated as net costs                     223,225         662,927         275,341         714,837
                                                                     -------------   -------------   -------------   -------------
Consolidated Company total revenues                                  $  11,612,791   $  33,464,074   $  10,742,090   $  31,806,637

NET INTEREST REVENUE FOR SEPTEMBER 30:

Segment net interest revenue                                         $   4,615,870   $  13,559,680   $   4,521,838   $  12,923,040
Back out or add back:
      Difference between actual Company interest expense
           and intersegment funding allocation                              40,687          (9,834)       (280,277)       (495,175)
      Interest revenues of administrative departments netted
           against overhead costs and reallocated as net costs             174,979         504,807         219,000         542,165
                                                                     -------------   -------------   -------------   -------------
Consolidated Company net interest revenue                            $   4,831,536   $  14,054,653   $   4,460,561   $  12,970,030

INCOME BEFORE FEDERAL INCOME TAXES FOR SEPTEMBER 30:

Segment pre-tax income                                               $   2,472,287   $   7,060,908   $   2,633,801   $   7,420,034
Back out or add back:
      Unallocated loan losses                                             (250,000)       (668,206)       (385,000)       (585,000)
      Unallocated net expenses of administrative departments                  --              --              --          (789,582)
      Difference between actual total Company funding cost
           and total intersegment funding allocation                       119,758         336,946        (211,451)       (193,493)
                                                                     -------------   -------------   -------------   -------------
Consolidated Company pre-tax income                                  $   2,342,045   $   6,729,648   $   2,037,350   $   5,851,959

TOTAL ASSETS AS OF SEPTEMBER 30:

SEGMENT TOTAL ASSETS                                                                 $ 825,634,929                     779,771,612
Back out or add back:
      Inferred intersegment interest earning assets on branch deposits                (277,588,741)                   (306,241,438)
      Unallocated reserve for loan loss                                                 (6,220,843)                     (5,404,431)
      Unallocated nonearning assets of administrative departments                        5,998,936                       5,965,922
                                                                                     -------------                   -------------
Consolidated Company total assets                                                    $ 547,824,281                   $ 474,091,665

                                      PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Financial Statements of the Company begin on page 2.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

         First Mutual Bancshares, Inc. (the "Company"), a Washington corporation, is a holding company primarily engaged in the business of planning, directing, and coordinating the activities of its wholly-owned subsidiary, First Mutual Bank (formerly First Mutual Savings Bank). On October 26, 1999, First Mutual Savings Bank converted into the holding company form of ownership in a tax-free reorganization. In the reorganization, First Mutual Savings Bank changed its name to First Mutual Bank and became the wholly owned subsidiary of the Company. The formation of First Mutual Bancshares, Inc. gives the Company a broader platform for further growth.

         First Mutual Bank (the "Bank"), is a Washington-chartered savings bank subject to regulation by the State of Washington Department of Financial Institutions and the Federal Deposit Insurance Corporation ("FDIC"). First Mutual Bank conducts business from its headquarters in Bellevue, Washington and has nine full-service facilities located in Bellevue (3), Redmond, Seattle (2), Issaquah, Bellingham, and Monroe, Washington, and has three income property loan production offices located in Salem, Oregon, and Bellingham and Tacoma, Washington. The business of First Mutual Bank consists mainly of attracting deposits from the general public as well as wholesale funding sources, and investing those funds primarily in real estate loans, small and mid-sized business loans, loans secured by savings accounts, and consumer loans. In addition to portfolio lending, First Mutual Bank conducts a significant mortgage banking operation.

         The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the audited financial statements and notes thereto for First Mutual Savings Bank and Subsidiary for the year ended December 31, 1998.

RESULTS OF OPERATIONS
---------------------
         Net Interest Income
         -------------------
Net interest income increased $371,000, or 8.3%, in the third quarter of 1999 as contrasted with the same quarter in 1998. The net interest margin for the quarter was 3.69%, which compares to 3.65%, 3.69%, 3.79%, and 3.89%, for the quarters ended June 30, 1999, March 31, 1999, December 31, 1998, and September 30, 1998, respectively.

Net interest income improved principally as a result of an increase in earning assets, which contributed $732,000 in the third quarter. Offsetting the benefit from greater earning assets, which grew from $460,448,000 at September 30, 1998, to $533,542,000 at quarter-end September 1999, was the negative impact of $362,000 from a change in interest rates. The unfavorable change in the net interest margin is attributable to a greater decrease in interest income than the corresponding figure for interest expense. Interest income, as measured by the ratio of interest income/average-earning assets, dropped from 8.68% in the third quarter of 1998 to 8.16% in the same period in 1999. Interest expense, as gauged by the ratio of interest expense/average-earning assets, also decreased, falling from 4.79% in the third quarter of 1998 to 4.47% in 1999. Thus, even though the interest expense ratio fell .32%, the decline of .52% in the interest income ratio was significantly greater.

One of the factors that contributed to the decrease in the net interest margin was the Bank's 29.7% increase in investment securities. At September 30, 1999, investment securities totaled $106,520,000, up $24,419,000 from the prior year-end balance of $82,101,000. The yield from investment securities is dramatically less than that received from the loan portfolio; for example, investment securities at quarter-end September 1999 had an average return of 6.08%, as compared to 8.21% for the loan portfolio.

Although investment securities will continue to be purchased in the normal course of business, the Bank has no present intent to acquire securities on the scale that occurred in the first three quarters of 1999.

Net interest income year-to-date 1999 rose $1,085,000, or 8.36%, over the comparable period in 1998. Like the third quarter, the improvement in net interest income was the result of a growth in earning assets. Greater earning assets contributed $1,852,000, which was partially offset by an unfavorable variance of $768,000 in interest rates. See Note 6 for further information regarding volume and rate relationships affecting net interest income.

Although the Bank's loan portfolio is composed of adjustable-rate loans, totaling 85% of the portfolio, a further rise in interest rates would most likely degrade the net interest margin. Rising interest rates generally increase the Bank's cost of funds faster than the yield on earning assets.

The provision for loan losses decreased from $385,000 in the third quarter of 1998 to $250,000 in the like period in 1999. The provision for loan losses reflects the amount deemed appropriate to produce an adequate reserve for possible loan losses inherent in the risk characteristics of the Bank's loan portfolio. In determining the appropriate reserve balance, the Bank takes into consideration the local and national economic outlook and the historical performance of the loan portfolio.

Of keen interest to the Bank is the mix of its loan portfolio. Currently, 20.8% of the portfolio is residential loans, and the remaining 79.2% is composed of commercial, construction, and consumer loans. The residential figure of 20.8% compares, according to the second-quarter 1999 FDIC QUARTERLY BANKING PROFILE (latest available data), to 71.2% for FDIC-insured thrift institutions and 22.8% for FDIC-insured commercial banks. Management's assessment of this information is that its loan portfolio is closely related to that of a commercial bank.

The Bank's loan loss reserves to total loans ratio was 1.46% at September 30, 1999. The comparable ratios for FDIC-insured savings institutions and commercial banks, as of June 30, 1999, were .94% and 1.74%, respectively. Although the Bank's loan mix is similar to that of a commercial bank, and therefore arguably its ratio of loan loss reserves to total loans should correspond to the national average, management believes that the Bank's current ratio of nonperforming loans to assets warrants favorable consideration. As of quarter-end September 1999 the Bank's nonperforming assets to total assets ratio was .09%. That number compares to the national ratios of .62% for savings institutions and .64% for commercial banks as of June 30, 1999.

In summary, the Bank's provision for loan loss reserves is based on historical credit analysis and an assessment of local and national economic conditions, and it appears to be reasonable in light of the national ratio for comparable loan portfolios when tempered by the Bank's favorable nonperforming asset status.

         Other Operating Income
         ----------------------
Gain on sales of loans, which amounted to $558,000 in the third quarter of 1999, and is up 29.8% from $430,000 in the like quarter of 1998, is comprised of three distinct categories--sale of mortgage servicing rights, secondary market fees, and capitalized mortgage servicing rights.

The gain from the sale of servicing rights amounted to $419,000 in the quarter ending September 30, 1999, up modestly from $412,000 a year earlier. The Bank sold $27 million in servicing rights in the third quarter of 1999 compared to $31 million in 1998.

Year-to-date the gain from the sale of servicing rights amounted to $1,604,000 in 1998, and $1,441,000 this year. Total sales in 1998 were $149 million, substantially greater than the $99 million in servicing rights sales in 1999. In the first quarter of last year the Bank sold approximately one-third of its servicing portfolio, $93 million, to mitigate the risk of an early prepayment of the servicing portfolio.

In the fourth quarter, the sale of servicing rights is expected to drop to approximately $5 million, which is 19% of the third quarter sale and 13% of the sale in second quarter. Furthermore, the outlook for servicing rights sales in the year 2000 is anticipated to be down substantially from sales realized in 1999. Because of the rise in interest rates experienced in 1999, the refinance loan origination activity has declined dramatically. The Bank does not expect a return to the residential single-family origination volume experienced in 1998 and the first half of 1999 until such time as the home loan rates decline significantly from the current yields.

Secondary market fees are the cash gains or losses from the sale of loans into the securities market. Cash gains on loan sales of $10,386,000 in the third quarter totaled $115,000. That figure compares to a loss of $24,000 on loan sales of $50,468,000 in the same quarter of 1998. Because of the sudden drop in loan sales in the third quarter of 1999, the Bank held commitments for loan sales in excess of the amount of loans that it could deliver to the securities market. These commitments had been made earlier in the year when mortgage loan rates were lower, and thus had increased in value with the subsequent rise in rates.

The Bank does not anticipate a similar benefit in the fourth quarter. Loan sales in the fourth quarter are expected to be at approximately the level seen in the third quarter. Secondary market activity will most likely result in a cash loss, which is the usual result from such sales. The year-to-date trend from the gain on sale of loans is in contrast to the third quarter results. The secondary market losses in the first three quarters of 1999 totaled $359,000. The figure for the comparable period in 1998 was a loss of $314,000.

The gains recorded for capitalized mortgage servicing rights are pursuant to Statement of Financial Accounting Standard (SFAS) No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, which requires the capitalization of internally generated servicing rights. The amount recognized as income in the third quarter of 1998 totaled $43,000, as compared to $24,000 in the same period of 1999. The drop in mortgage servicing rights (MSR) income is the result of a 79% decline in loan sales, partially offset by a change in sales procedures. Earlier this year, the Bank chose to sell all of the servicing rights to third parties. In prior years, a portion of the servicing rights had been sold to Fannie Mae to mitigate the loss from secondary market sales.

The year-to-date results for MSR gains show a different trend than the third quarter. MSR gains on loan sales of $101,297,000 in 1999 amounted to $252,000, as compared to $123,000 on loan sales of $150,408,000 a year earlier. Again, the change with Fannie Mae as to the amount of servicing retained by the Bank favorably affected the MSR gains realized in 1999.

Fee income from deposits rose $36,000, or 72.3%, in 1999 on a quarter-to-quarter comparison. Contributing to the gain in deposit fees was the growth in money market and checking accounts. At September 30, 1998, money market and checking accounts totaled $83,969,000, and represented 21% of total deposits. At the end of third quarter 1999, the balance of those accounts was $102,052,000, and represented 25.3% of total deposits. In addition to the growth of fee-producing accounts, the Bank has focused its attention on collecting the fees that it is due.

The year-to-date results for fees on deposits are comparable to the third quarter in that income has risen $97,000, or 65.7%. The same trends affecting the third quarter favorably influenced the year-to-date figures.

Other income fell $60,000, or 27.6%, from $217,000 in the three months ending September 30, 1998, to $157,000 in the like quarter of 1999. Adversely affecting third quarter 1999 was a decrease in brokered loan fees of $30,000 and an absence of dividends from the TransAlliance partnership. Brokered loan fees are down as a result of the decline in refinanced home loans. The Bank anticipates that fourth quarter broker fee income will be comparable with that for third quarter. The TransAlliance partnership, which distributed dividends of $65,000 last year, has yet to pay out any dividends this year. Nor has there been any indication from the partnership that dividends will be paid in the fourth quarter.

Year-to-date other income is modestly down in 1999 as compared to the prior year. Income for the first three quarters of 1999 was $559,000, as compared to $587,000 in 1998. The drop in fee income for 1999 is largely attributed to the TransAlliance partnership.

         Operating Expenses
         ------------------
Salaries and employees benefits rose 16.1%, from $1,787,000 in the third quarter of 1998 to $2,075,000 in the same period this year. The increased compensation cost is largely the result of bonus compensation for the staff and a decline in SFAS No. 91 benefits.

Bonus compensation for the staff increased from $269,000 in the third quarter of 1998 to $459,000 in the same period this year. Year-to-date bonus compensation amounted to $662,000 in 1998, as compared to $843,000 in expense in the first three quarters of 1999. Bonus compensation is composed of quarterly bonuses paid on individual performance and an annual bonus determined by the after-tax profit of the Bank. The annual bonus is accrued throughout the year based on the Bank's estimate of its obligation at year-end.

The direction for salaries and employee benefits for the first nine months of 1999 is in contrast to that of the third quarter. Salaries and benefits dropped $229,000, or 3.9%. Favorably affecting year-to-date costs was the discontinuance of discretionary bonuses for directors and senior management, totaling $808,000 paid in 1998. Partially offsetting that benefit was the capitalization of direct loan origination costs, as required by SFAS No. 91. In accordance with SFAS No. 91, standard loan costs are determined annually for common loan types. The predetermined standard loan costs are deducted from operating expenses with the net figures reported in the financial statements. Year-to-date the SFAS No. 91 benefit has amounted to $1,073,000 as compared to $1,234,000 last year. The decrease in SFAS No. 91 benefits is largely the result of a drop in loan originations this year. Loans closed in 1999 totaled $237 million as compared to $286 million the prior year.

Other operating expenses declined slightly in the third quarter of 1999 to $706,000, from $709,000 in the like quarter of 1998. Legal and outside service expenses, both of which decreased, were partially offset by a rise in audit costs. Legal expenses fell on a quarter-to-quarter comparison to $26,000, from $51,000 in 1998. Outside service costs, likewise, declined from $54,000 in the third quarter of 1998 to $22,000 this year. Adding to other expense was a rise in audit and examination costs, which increased from $3,000 in 1998 to $23,000 this year.

Year-to-date other operating expenses rose $282,000, from $2,074,000 in the first three quarters of 1998 to $2,356,000 in 1999. Legal expenses year-to-date are up $147,000, from $95,000 in 1998 to $242,000 this year. The increase in legal expense is principally attributable to the formation of a bank holding company, which was completed in October. Outside services also rose year-to-date 1999 to $160,000, from $87,000 last year. In July of last year, the Bank engaged outside consultants to review the operating procedures of the Bank. That project was completed in the second quarter of 1999. Audit expense year-to-date rose dramatically from $10,000 in 1998 to $68,000 this year. The Bank anticipates that its audit expense next year will be comparable to 1999, with no significant increases.

         Net Income
         ----------
Net income increased 15.1%, from $1,345,000 in the third quarter of 1998, to $1,547,000 in the same period of 1999. The improvement in net income was a reflection of higher net interest income, improved fee income, offset by increased operating expenses. Year-to-date net income has also risen 15.1%, from $3,862,000 in 1998 to $4,447,000 this year. Net interest income has grown 8.36%; other operating income is down slightly; and operating expenses have increased modestly.

BUSINESS SEGMENTS
-----------------
The Bank has identified three distinct segments of business for the purposes of management reporting. (See Note 7 to the Financial Statements.) Segment results are determined based on the Bank's management accounting process, which assigns balance sheet and income statement items to each responsible business unit. This process is dynamic and somewhat subjective. Unlike financial accounting, there is no body of guidance for management accounting equivalent to generally accepted accounting principles.

The amounts for the segments would differ from the actual consolidated financial statements due to the various methods for allocating costs and the inferring of interest-earning assets. For example, the Consumer Banking segment includes inferred interest earning assets on branch banking deposits, which are essentially the same assets from the lending segments, but credited with a proportionate interest yield. Consequently, adding the assets of the three segments results in a larger total than what is shown in the consolidated financial statements. (See the reconciliation section in Note 7 to the Financial Statements.)

The management accounting process measures the performance of the business segments based on the management structure of the Bank and is not necessarily comparable with similar information for any other financial institution. Changes in management structure and/or the allocation process may result in changes in allocations, transfers, and assignments.

         Consumer Banking
         ----------------
Income before taxes for the consumer-banking segment dropped sharply from $436,000 in the third quarter of 1998 to $125,000 in the same quarter in 1999. Adversely impacting the consumer-banking segment was a decline in both interest and non-interest income and increased operating expenses.

Net interest income was down slightly, $4,000, for this business segment, dropping from $1,589,000 in the third quarter of 1998 to $1,585,000 this year. The net interest margin also declined modestly from 1.58% in 1998 to 1.57% in 1999. Average assets rose slightly, to $405,121,000 in the third quarter of 1999, as compared to $401,366,000 last year.

Non-interest income fell from $162,000 in the three months ending September 1998 to $134,000 in the same quarter this year. The decline in non-interest revenues for the consumer-banking segment is principally due to the decrease in gains on sales of servicing-released loans in the Home Equity Loan Department, partially offset by an increase of 72.3% in fee income from deposits. Third quarter loan sales in the Home Equity Loan Department have declined from $1,337,000 in 1998 to $369,000 in 1999.

Operating expense rose $279,000, or 21%, in the third quarter of 1999. Contributing to the increase in operating expenses for this business segment were the additions of three new operating units: Private Banking, Direct Consumer Lending, and Small Business Banking. These new units joined the existing Indirect Consumer Lending, Home Equity Lending, and the retail branch units to offer a full spectrum of consumer banking options for the Bank's retail customers.

The trend in year-to-date pretax income is similar to the third quarter, dropping 53.9% from $1,317,000 in the first three quarters of 1998 to $606,000 this year. Again, both net interest income and non-interest income were down, and operating expense rose.

Net interest income fell 2.2% on a year-to-date comparison. Although average assets, year-to-date 1999, are $413,190,000 compared to $387,920,000 in 1998, the decline in net interest margin more than offset the growth in assets. The net interest margin for the nine months ending September 30, 1998, was 1.69%, which compares to 1.55% year-to-date 1999.

Non-interest income for the first nine months of 1998 totaled $449,000, as compared to $405,000 this year. Again, the Home Equity Loan Department contributed to most of that decline, wherein gains of loans sold servicing-released decreased from $99,000 year-to-date 1998 to $23,000 in 1999.

Operating expenses were up 13.4% on a nine-month-to-nine-month comparison. Impacting 1999 is the formation of the three new Consumer Banking units noted earlier, and the full year's effect of the Bellingham Branch, which began operations in the late summer of 1998.

         Residential Lending
         -------------------
Income before taxes increased 2% for the residential lending segment, from $497,000 in the third quarter of 1998 to $507,000 in 1999. This segment benefited from an increase in non-interest income, offset by a drop in net-interest income and a rise in operating expenses.

Non-interest income rose $184,000, or 35.6%, on a quarter-to-quarter comparison. The growth in non-interest income is principally a result of the favorable gains from secondary market fees. In the third quarter of last year, secondary market losses on loan sales amounted to $24,000. In the like quarter of this year, secondary market activity resulted in a gain of $115,000 as opposed to the norm, which would be a loss. This unusual event is attributable to commitments exceeding loans held for sale in a rising rate environment. As was noted earlier, secondary market fees in the fourth quarter will most likely result in a loss.

Net interest income declined for this business segment, from $545,000 in the third quarter of 1998 to $400,000 this year. Average assets fell from $119,179,000 at September 30, 1998, to $93,081,000 a year later. The net interest margin also decreased, from 1.83% in the third quarter of 1998 to 1.72% in 1999. For a number of years the Bank has favored commercial real estate, consumer, and business banking loans over residential home products, as the average yields on those loans are significantly higher than residential loans.

Operating expenses increased 5.2%, from $564,000 in the three months ending September 30, 1998, to $593,000 in the same period of 1999. Contributing to that rise in operating expenses was a drop in SFAS No. 91 benefits, from $191,000 in the third quarter of 1998 to $98,000 this year. The SFAS No. 91 benefits are dependent on residential loan originations, which declined 43.4% on a quarter-to-quarter comparison.

The year-to-date trend for residential lending is similar to that of the third quarter. Net income before taxes is down $320,000, or 19.2%, from $1,670,000 in the first nine months of 1998 to $1,350,000 this year. Net interest income has fallen 13.9%; non-interest income is up modestly; and operating expenses jumped 11.2%.

Net interest income declined, from $1,548,000 in the first three quarters of 1998 to $1,333,000 in the like period of 1999. Both the net interest margin and average earning assets decreased for this business segment. The net interest margin dropped from 1.76% in 1998 to 1.73% this year, and earning assets fell from $117,150,000 to $102,599,000 in 1999.

Non-interest income increased slightly from $1,682,000 in the first nine months of 1998 to $1,753,000 this year. Contributing to the gain in non-interest income in 1999 was the unusual effect of a net gain, rather than the normal net loss, in secondary market fees in the third quarter.

Operating expenses increased 11.2%, from $1,560,000 in the first three quarters of 1998 to $1,736,000 this year. Because of the decline in residential loan volume, from $166,126,000 year-to-date 1998 to $101,890,000 this year, the SFAS No. 91 benefit fell from $707,000 in 1998 to $438,000 in 1999.

         Commercial Lending
         ------------------
Income before taxes for this business segment rose 8.2%, from $1,700,000 in the third quarter of 1998 to $1,839,000 in the like period of 1999. Net interest revenue grew $243,000, while operating expenses increased $79,000.

Net interest revenue benefited from an 18.4% increase in average assets. Average assets rose from $262,893,000 in the third quarter of 1998 to $311,135,000 this year. Partially offsetting the benefit from the growth in assets was a significant decline, from 3.63% in 1998 to 3.38% this year, in the net interest margin.

Operating expenses rose 10.5%, from $753,000 in the third quarter of 1998 to $832,000 in the same period in 1999. Increased operating costs were largely due to the opening of the Salem Loan Production Office, and increased income property loan officer commissions associated with a 16.8% increase in income property loan originations.

The year-to-date trend parallels the third quarter. Income before federal income taxes has risen 15.1%, from $4,434,000 in 1998 to $5,105,000 in 1999. Net interest revenue is up 14.9% and operating costs have increased 11.4%.

Net interest income grew from $6,463,000 in the first three quarters of 1998 to $7,424,000 in 1999. Average assets have grown 17.3%, from $251,521,000 in 1998 to $295,061,000 this year. The net interest margin fell from 3.43% year-to-date 1998 to 3.35% in 1999.

Operating expenses year-to-date are up from $2,240,000 in the first three quarters of 1998 to $2,495,000 this year. Like the second quarter, commission expense and increased operating costs for the Salem Production Office contributed to the year-to-date difference. Commission expense for the first nine months of 1999 was $169,000, as compared to $88,000 a year ago.

FINANCIAL CONDITION
-------------------
Assets increased 12%, from $489,230,000 at year-end 1998 to $547,824,000 as of September 30, 1999. The change in assets is principally the result of an increase in portfolio loans and investment securities, offset by a decline in loans held for sale.

Loans receivable rose from $365,104,000 at year-end 1998 to $412,030,000, an increase of 12.9% in nine months. The growth in loan balances is largely due to an increase in the commercial real estate loan portfolio. Loan originations for commercial real estate totaled $93 million in the first three quarters of 1999, as compared to $79 million in the same period the previous year.

Loans held for sale declined 43.4%, from $27,371,000 at year-end 1998 to $15,485,000 as of September 30, 1999. Due to generally rising interest rates, loans originated for mortgage banking activities have dropped on a year-to-year comparison by $72,017,000, or 44.6%. Interest rates have continued to remain at levels, which would, at the present time, most likely indicate a further decrease in loan originations and loans held for sale.

Security investments (securities available for sale and mortgage-backed and other securities held to maturity) increased $24,419,000, or 29.7%, from December 31, 1998, to the end of the third quarter 1999. The Bank acquired investment securities to take advantage of a favorable relationship between its Tier I and risk-adjusted capital ratios.

The Bank classifies investment securities in one of the following categories: 1) trading, 2) available for sale, or 3) held to maturity. Securities classified as AVAILABLE FOR SALE are reviewed regularly and any unrealized gains or losses are recorded in the shareholders' equity account. At September 30, 1999, the balance of the unrealized loss, net of federal income taxes, was $466,000, which compares to an unrealized loss at year-end 1998 of $12,000. Generally, falling interest rates will increase the amount recorded as unrealized gain, and rising rates will decrease any unrealized gains, as the market value of securities inversely adjusts to the change in interest rates.

Real estate held for sale and nonperforming loans totaled $474,000 at September 30, 1999, and constituted a ratio of .09% of assets. That figure compares to the national thrift average of .62% (FDIC Quarterly Banking Profile, second quarter
1999).

Deposits declined $8,443,000, or 2.1%, in the first nine months of 1999. The Bank is concerned about the erosion of its deposit base, which could eventually seriously degrade the Bank's ability to fund the growth of earning assets. Actions taken to date to correct this problem include new leadership and branch incentive programs. Although there has been some improvement since May, when deposits reached a low of $390 million, the results achieved to date have not been satisfactory. It is the Bank's current intent to continue with changes made earlier this year. It will take another six to nine months to determine if those actions were adequate to address the slow growth in deposits. In the event that those changes are not effective, or only partially effective, the Bank will consider raising interest rates to attract funds, increasing its advertising effort, or acquiring broker deposits from wholesale sources.

The Federal Home Loan Bank (FHLB) advances grew from $31,765,000 at year-end 1998 to $99,309,000 as of the end of the third quarter. The $67,544,000, or 212.6%, increase in FHLB advances largely reflects the $24 million rise in security investments, the $35 million growth in loans, and the $8 million drop in deposits. As of September 30, 1999, the Bank had the capacity to borrow up to $192 million in FHLB advances, subject to sufficient collateral to support those advances. At the present time the Bank is capable of funding its banking activity through its credit line with the FHLB. However, management believes that continued reliance on the FHLB and other wholesale sources of funds is less desirable than the utilization of retail deposits.

         Liquidity and Capital Reserves
         ------------------------------
The net change in cash, as reported in the Statement of Cash Flows, fell by $1,153,000 in the first nine months of 1999. The deposit flows for the first half of 1999 were negative, and the Bank added substantially to its investment securities and loan portfolios.

The Bank's long-term liquidity objective is to fund growth through consumer deposits. Whenever that source is inadequate to meet the Bank's asset growth requirements, FHLB advances are normally accessed. The current ratio of FHLB advances to assets is 18.1%, which is below the Bank's credit limit of 35% of assets. Other sources of liquidity include the sale of loans into the secondary market, net income after the payment of dividends, and reverse repurchase agreement credit lines of $82,000,000.

On October 28, the Company announced a stock repurchase program for up to 225,000 shares, or approximately 5% of the Company's common stock outstanding. Shares may be purchased from time to time, depending on market conditions, price and other management considerations. At $12.00 per share, the closing price for the Company's stock that day, the cost for the repurchase program would be $2,700,000. The effect of the repurchase program is twofold. It will reduce capital by the amount paid for shares purchased, and will also reduce earnings assets by a like amount. To mitigate the impact on capital, the Company intends to borrow the funds at the Company level and to service that debt from dividends from the insured Bank subsidiary.

The FDIC's statutory framework for capital requirements establishes five categories of capital strength, ranging from a high of well-capitalized to a low of critically under-capitalized. An institution's category depends upon its capital level in relation to relevant capital measures, including a risk-based capital measure, a leverage capital measure, and certain other factors. At September 30, 1999, the Bank exceeded the capital levels required to meet the definition of a well-capitalized institution:

                                                             FDIC Requirement
                                       First Mutual Bank   for Well-Capitalized
                                       September 30, 1999      Institutions
                                       ------------------  --------------------
      Leverage Ratio                         7.17%                  5.00%
      Tier I Risk-Based Capital Ratio       10.24%                  6.00%
      Total Risk-Based Capital Ratio        11.49%                 10.00%

YEAR 2000 ISSUES
----------------
The paragraphs in this section constitute a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Information and Readiness Disclosure Act. The Bank relies on third-party vendors for almost all of its data processing and telecommunications systems. Consequently, its efforts to ensure that the Bank is ready for Year 2000 and that there are no meaningful interruptions to its operations are necessarily dependent on the performance of those vendors and adequate testing by the vendors and the Bank.

To date the Bank has conducted a comprehensive review of its computer systems to identify applications that could be affected by Year 2000. It has surveyed its vendors to find out their status in addressing Year-2000 issues and has monitored their progress.

The Bank's primary data processor supports its deposit, loan, general ledger, customer information file, accounts payable, and fixed-assets accounting systems. This processor completed its programming efforts during the second quarter 1998 and indicated that the Bank was now running, on what the processor believed, was Year-2000-ready software and hardware. During the third quarter the Bank conducted an extensive test of the software on a separate test computer provided by the processor to its clients. The computer was set ahead to the end of 1999 and rolled through January 3, 2000; in addition, it was also run through the end of February 2000 to test for leap year. Only a few minor errors were identified, and not all of them were date related. The processor has reported that all errors discovered by its clients during testing have been corrected. All of the other dates recommended for testing by the Federal Financial Institutions Examination Council were separately tested by the processor; a single Year-2000-related error was discovered, and it has been corrected. This processor will not be charging the Bank, nor its other clients, for expenses related to remediating its software to address Year-2000 issues.

In the Bank's initial assessment, most of the Bank's other third-party vendors indicated that their systems would be Year-2000 ready by the end of 1998. The Bank has tested those systems judged to be critical to its operations. Many of these services (such as check processing, automated teller machine transactions, automated clearinghouse transactions, and investor reporting) interface with the Bank's primary data processor, and were tested in conjunction with that processor. The testing was completed by June 30, 1999, and no material problems were discovered.

While the Bank does not operate any mainframe computers, it does run several local area networks to support personal-computer workstations running standardized word processing, spreadsheet, and database software to support its operations. All models of the personal-computer workstations, and most of the individual workstations, have been tested for Year-2000 functionality. All of the workstations are Year-2000 ready. A total of six personal computers have been replaced through normal attrition; one of the servers for a local area network likewise needed replacement. The Bank anticipates no other material expense related to their replacement. Likewise, the standardized software has been tested for all critical systems and found to be Year-2000 ready. The Bank does not expect that any additional material investment will be required to replace any of the personal-computer hardware or software at this point in time. If it becomes advisable to replace one or more of these systems, the investment would likely be a material amount.

In addition to computer software, it is possible that computer hardware and other equipment used in the Bank's operations or buildings may have microprocessors with Year-2000 issues. Most of the hardware involved in the Bank's networks and work stations has been replaced over the past several years for reasons unrelated to Year 2000. In addition, surveys have been completed of items such as heating and cooling systems, vault doors, automated teller machines, and security systems. No material investments are expected related to Year-2000 readiness for these ancillary systems.

Most of the Bank's costs in this effort has involved the time of its existing staff; no one has been hired whose job is primarily related to Year-2000 issues. The Bank does not expect the cost of this project to have a material effect on its financial position or results of operations. The costs of changing to alternate vendors, or replacement of one or more in-house systems, would be material and, while not expected, could be incurred if, despite satisfactory testing, a system or service provides performance results which are unacceptable to the Bank.

After the Bank identified its significant vendors, it concentrated its efforts on determining where they are in the process of ensuring their services will be Year-2000 ready, monitoring their progress, and testing their systems. A contingency plan to deal with systems that may unexpectedly fail once Year 2000 arrives has been completed. Training on alternate procedures should a system fail and testing the use of those procedures will occur during the third and fourth quarters of this year.

The Bank's operations are very dependent on the availability of utility services such as electrical power and telephone services. The Bank is monitoring their progress on Year-2000 preparedness through information posted by them on the Internet.

The Bank operates within the lending and banking community, including the check clearing houses. In common with other financial institutions, it has the inherent risk that a failure of any significant system of interchange among the financial institutions, or the failure of a system within one or more large banks in the Bank's geographic area, could have a material adverse effect on the Bank.

While the Bank currently believes that Year 2000 will not pose significant operational problems, there can be no assurance that its systems and the systems of other companies on which the Bank relies will perform in all respects as expected from testing, or that any significant failures would not have a material impact on the operations of the Bank.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There has been no material change in the Bank's market risk position from the end of the preceding fiscal year, December 31, 1998.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company has certain litigations and negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters is likely to have a material adverse effect on the Bank's financial position.

ITEM 5.  OTHER INFORMATION

         On October 28, 1999, the Company announced that its Board of Directors has approved a stock repurchase program authorizing the repurchase of up to 225,000 shares of common stock, or approximately 5% of the Company's common stock outstanding. Shares may be purchased from time to time, depending on market conditions, price and other management considerations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit
              Number                 Description
              ------                 -----------

                27.            Financial Data Schedule

         (b)  Reports (s) on Form 8-K.

         Date Filed            Purpose
         ----------            -------

         November 10, 1999     Announcement of the formation of First Mutual
                               Bancshares, Inc., under a tax-free reorganization effected on October 26, 1999, and related transactions.

FORWARD-LOOKING STATEMENTS DISCLAIMER
-------------------------------------

Except for historical information, matters described herein are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. They are subject to risks and uncertainties that could cause actual results to differ materially. Among these are governmental fiscal policy, general interest rate changes, and other economic, competitive and operational factors.

These are some examples. Management's expectations concerning Year 2000 costs are based on test results to date. These expectations may not be achieved if additional testing, or the Bank's operating experience, show that greater changes are necessary. The sale of servicing rights is a decision based in part on interest rate expectations, as to which there is no certain predictability. The market for servicing rights is similarly affected by the interest rate expectations of potential purchasers. It is possible that the Bank may, at times, be unable to market servicing rights at a price acceptable to the Bank. Other risks include the effect of rising or falling interest rates on net interest income, the market value of securities, loan originations, the outlook for gains and losses in the secondary market, the possibility or lack thereof of partnership dividends, the Bank's actions in regards to its deposit funding sources, the Bank's ability to acquire future advances from the Federal Home Loan Bank, and the Bank's future actions pertaining to the stock repurchase plan and the funding sources for that program.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           FIRST MUTUAL BANCSHARES, INC.



                                           By /S/ John R. Valaas
                                             -----------------------------
                                           John R. Valaas
                                           President and Chief Executive Officer



                                           By /s/ Roger A. Mandery
                                             -----------------------------
                                           Roger A. Mandery
                                           Executive Vice President
                                           (Principal Financial Officer)