Form 10-K405
period 1999-12-31
FIRST MUTUAL BANCSHARES INC
filed 2000-03-29
CIK 1098337

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Fiscal Year Ended December 31, 1999      OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                     Commission File Number: 005-57091

                       FIRST MUTUAL BANCSHARES, INC.
                       -----------------------------
          (Exact name of registrant as specified in its charter)

State of Washington                                       91-2005970
---------------------------------------------         --------------------
(State or other jurisdiction of incorporation         (I.R.S.Employer
 or organization)                                     Identification No.)

400 108th Avenue N.E., Bellevue, Washington                   98004
-------------------------------------------           --------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code       (425)455-7300
                                                      --------------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----
Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock, par value $1.00  per share
                 ----------------------------------------
                             (Title of Class)

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES x NO
                                                   ---    ---

     As of March 8, 2000, there were issued and outstanding 4,664,396 shares of the registrant's common stock. The aggregate market value of the voting stock held by nonaffiliates (2,051,676 shares) of the registrant was $19,490,922 based on the closing sales price of the registrant's common stock as quoted on the NASDAQ National Market System which on March 8, 2000 was $9.50.

                    DOCUMENTS INCORPORATED BY REFERENCE

     1. Annual Report to Shareholders for the fiscal year ended December 31, 1999.

     2. Proxy Statement dated March 20, 2000 for the 2000 Annual Meeting of Shareholders.

                              PART I

Item 1. Business
----------------
(a) General

     First Mutual Bancshares, Inc. (the "Company") is a Washington corporation, which was formed for the purpose of becoming the bank holding company for First Mutual Bank ("First Mutual" or the "Bank"). The Bank's reorganization was completed on October 26, 1999, on which date the Bank became the wholly-owned subsidiary of the Company, and the stockholders of the Bank became stockholders of the Company. Prior to completion of the reorganization, the Company had no material assets or liabilities and engaged in no business activities. Subsequent to the reorganization, the Company has engaged in no significant activity other than holding the stock of the Bank and engaging in certain passive investment activities. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank.

     First Mutual was incorporated as a Washington state-chartered mutual savings bank in 1968 known as First Mutual Savings Bank and was the successor to Eastside Savings and Loan Association, which was organized in 1952 and commenced operations in 1953. The Bank converted from mutual to stock form through the sale and issuance of 966,000 shares of Common Stock in December 1985. In connection with the holding company reorganization, the Bank changed its name to First Mutual Bank. The Bank is subject to regulation by the State of Washington Department of Financial Institutions and the Federal Deposit Insurance Corporation ("FDIC"). The Company is subject to regulation by the Federal Reserve Board.

     The business of the Bank consists of attracting deposits from the general public as well as wholesale funding sources and investing those funds primarily in commercial and residential real estate loans, mid-sized business loans, loans secured by savings accounts, and consumer loans. The Bank also invests in federal government and agency obligations; structured notes; real estate mortgage investment conduits ("REMICs"); mortgage-backed securities; and corporate and municipal securities. In addition to portfolio lending, the Bank conducts a significant mortgage banking operation, which encompasses the selling of primarily fixed-rate loans into the secondary mortgage market. The Bank generally sells the right to service the loans sold (i.e., collection of principal and interest payments) for which it receives a fee.

     The principal sources of funds for the Bank's lending and investment activities are deposits, repayment of loans, loan sales and Federal Home Loan Bank ("FHLB") of Seattle advances. The Bank's primary sources of income are interest on loans, gains on sales of loans and loan servicing rights, servicing fees on loans, service-charge income on deposit accounts and interest and dividends on investment securities. Its principal expenses are interest paid on deposits and borrowings, and general and administrative costs.

     The Bank's savings and lending operations are conducted through nine full service facilities located in Bellevue(3), Redmond, Seattle(2), Issaquah, Bellingham, and Monroe, Washington, and two income property loan production offices located in Salem, Oregon, and Tacoma, Washington. The Bank's main office is currently located at 400 108th Avenue N.E., Bellevue, Washington. See "Item 2. - Properties" herein for additional information on the Bank's facilities.

Forward-Looking Statements
--------------------------

     In this Form 10-K, the Company has included certain forward-looking statements concerning its future operations. It is the Company's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all forward-looking statements contained in this Annual Report to Shareholders. Sentences containing the words such as "may," "will," "expect," "anticipate," "believe," "estimate," "optimistic," "hopeful," "should," "projected," or similar words may constitute forward-looking statements. Although the Company believes that the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business and operations, risks and uncertainties may cause actual results to differ materially from these expectations. Factors which could affect actual results include interest rate trends, the general state of the economy in the Company's market area and the country as a whole, the impact of competitive products, services and pricing, the ability of the Company to control costs and expenses, loan delinquency rates, and legislative, regulatory and accounting changes affecting the banking and financial services industry. These risks and uncertainties should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. The Company and the Bank disclaim any obligation publicly to announce future events or developments which affect the forward-looking statements herein.

Selected Financial Data
-----------------------

     The information under the section captioned "Selected Financial Data" in the 1999 Annual Report to Shareholders ("Annual Report") is incorporated herein by reference.

Yields Earned and Rates Paid
----------------------------

     The Bank's pretax earnings depend significantly on its net interest income, which is the difference between the income it receives on its loan portfolio and other investments and its cost of money, consisting primarily of interest paid on savings deposits and FHLB advances. Net interest income is affected by: (i) the difference between rates of interest earned on its interest-earning assets and rates paid on its interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of its interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

     The average yields received on long-term, fixed-rate real estate loans change slowly and generally do not keep pace with changes in interest rates on deposit funds and borrowings. At December 31, 1999, the Bank's portfolio of loans consisted of 84% adjustable-rate and 16% fixed-rate loans. The Bank has employed various measures designed to make yields on its loan portfolio and investments interest-rate sensitive. They have included: (i) adoption of a policy under which the Bank generally originates and sells long-term, fixed-rate mortgage loans which have been written to specifications promulgated by the Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") and qualify for sale in the secondary market, (ii) emphasis on origination of adjustable-rate mortgage loans on residential and commercial properties, (iii) origination of construction loans secured by residential and commercial properties, at interest rates subject to periodic adjustment based upon the prevailing market rates, and (iv) origination of business loans at interest rates subject ot periodic adjustment. See "Lending Activities" and "Interest Rate Risk Management."

                            AVERAGE BALANCE SHEET
                            ---------------------

     The following table presents for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resulting interest rate spread, and ratio of interest-earning assets to interest-bearing liabilities. Averages are calculated using monthly averages. The Bank follows the practice of stopping interest accruals on loans past due 90 days and over unless it is reasonably assured that all principal and interest due on the loan will be fully recovered. The interest income on loans for all years presented below excludes the interest beyond the 90 day period. These amounts were immaterial for all periods presented. Interest income on tax-free municipal bonds are not shown on a tax-equivalent basis.

                     At December 31,                             Years Ended December 31,
                     ---------------  -------------------------------------------------------------------
                         1999               1999                   1998                     1997
                     ---------------  -------------------- ---------------------- -----------------------
                            Average              Average                Average                  Average
                             Yield/ Average        Yield/ Average         Yield/ Average          Yield/
                     Balance  Cost  Balance Interest Cost Balance  Interest Cost Balance  Interest Cost
                     -------  ----  ------- -------- ---- -------  -------- ---- -------  -------- -----
                                                       (Dollars in Thousands)
Interest-earning
assets:
 Loans
  receivable... $454,381  8.29% $411,406  $35,481  8.62%  $386,422  $34,519  8.93%  $344,293  $31,202  9.06%
 Mortgage-backed
  securities...   59,595  6.14    60,609    3,678  6.07     24,560    1,652  6.73     28,714    2,070  7.21
 Corporate and
  municipal
  bonds........    3,159  5.89     3,165      173  5.47        746       37  4.96         --       --    --
 Short-term
  investments..      401  4.99       860       37  4.30        939       62  6.60      7,525      470  6.25
 U.S.
  securities...   42,653  6.06    42,231    2,564  6.10     40,084    2,588  6.46     36,776    2,323  6.32
 Other equity
  investments..    7,020  7.25     5,339      385  7.21      4,680      357  7.63      4,333      331  7.64
                --------         -------- -------         --------  -------         --------  -------
  Total inter-
   est earning
   assets......  567,209  7.87   523,610   42,318  8.08    457,431   39,215  8.57    421,641   36,396  8.63

Non-interest
 earning
 assets.......    13,907    --    11,563       --    --     10,065       --    --      9,656       --    --
                --------        --------                  --------                  --------
Total assets..  $581,116    --  $535,173       --    --   $467,496       --    --   $431,297       --    --
                ========        ========                  ========                  ========
Interest-bearing
liabilities:
 Deposits.....  $396,958  4.70  $393,372   18,601  4.73   $387,720   19,880  5.13   $344,500   17,779  5.16
 FHLB advances
  and other
  borrowed
  money.......   134,487  5.51    94,202    4,692  4.98     34,402    1,939  5.64     46,935    2,811  5.99
                --------         -------- -------         --------  -------         --------  -------
Total interest-
 bearing liabil-
 ities........   531,445  4.90   487,574   23,293  4.78    422,122   21,819  5.17    391,435   20,590  5.26

Non-interest-
 bearing liabil-
 ities-deposits
 and other....    10,335    --     10,599      --   --      12,717       --    --     10,838       --    --
                --------         --------                 --------                  --------
 Total
  liabilities.   541,780    --    498,173      --   --     434,839       --    --    402,273       --    --
Shareholders'
 equity.......    39,336    --     37,000      --   --      32,657       --    --     29,024       --    --
                --------         --------                 --------                  --------
Total liabilities
 and share-
 holders'
 equity.......  $581,116    --   $535,173      --   --    $467,496       --    --   $431,297       --    --
                ========         ========                 ========                  ========
Net interest
 income.......                            $19,025               --  $17,396    --         --  $15,806    --
Ratio of average                          =======                   =======  ====             =======
 interest-earning
 assets to average
 interest-bearing
 liabilities..                       1.08x                    1.08x       -    --       1.08x      --    --
Interest rate
 spread.......                                    3.30%         --       --  3.40%        --       --  3.37%
Net yield (net
 interest income
 as a percentage
 of average
 interest-earning
 assets)......                               3.63%              --     3.80%   --         --     3.75%

Amortized loan
 fees included
 in loan
 receivable
 interest
 income.......                             $1,083                    $1,000                     $ 809

                                                        4

Rate Volume Analysis
--------------------

     The "Rate Volume Analysis" table is contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report, which is incorporated herein by reference.

Key Operating Ratios
--------------------

     The following table provides certain performance ratios of the Bank for the periods indicated.

                                            Years Ended December 31,
                                      -----------------------------------
                                      1999   1998    1997    1996    1995
                                      ----   ----    ----    ----    ----
Return on average assets
  (net income divided
  by average total assets)..........  1.12%  1.11%   1.05%  1.01%   1.03%

Return on average equity
  (net income divided
  by average equity)................ 16.22  15.95   15.57  15.33   15.40

Average equity to average
  assets ratio (average
  equity divided by average
  total assets).....................  6.91   6.99    6.73   6.56    6.67

Dividend payout ratio............... 15.30% 49.00%  45.80% 12.50%  26.22%

Lending Activities
------------------

     General. The Bank's loan portfolio and loans held for sale totaled $454.4 million at December 31, 1999 (loans held for sale totaled $2.7 million of this amount). On that date before deductions, $96.4 million, or 21%, of total outstanding loans, including loans held for sale, consisted of loans secured by one-to-four-unit residential properties; $148 million, or 33%, consisted of loans secured by mortgages on over-four-unit residential properties; construction loans constituted $42.9 million, or 9%; and $146.8 million, or 32%, consisted of commercial real estate loans. The balance of the Bank's outstanding loans was comprised of consumer and business loans.

     The Bank's principal lending activities have focused on the origination of conventional permanent loans on residential and commercial real estate. Total loans originated were $213.2 million and $380.2 million for the years ended December 31, 1997 and 1998, respectively, and $310.4 million for the year ended December 31, 1999.

     In order to maintain the interest rate sensitivity of its loan portfolio and investments, the Bank observes a number of measures, which include: (i) adoption of a policy under which the Bank generally originates long-term, fixed-rate mortgage loans only when such loans qualify for and are sold in the secondary market, (ii) an emphasis on origination of adjustable-rate mortgage loans on residential and commercial properties, and (iii) origination of construction and business loans at interest rates subject to periodic adjustment based upon the prevailing prime rate. At December 31, 1999, $382.8 million, or 84% of net loans receivable, including loans held for sale, were comprised of loans that were other than long-term, fixed-rate mortgage loans. This amount consists of $48.1 million in residential mortgage loans with rates adjustable at periods ranging from one to five years, $288.7 million in business loans and loans secured by income-producing and multifamily residential properties, $34.7 million in net construction loans, and $11.3 million in consumer loans.

     The following tables provide selected data relating to the composition of the Bank's loan portfolio by type of loan and type of security on the dates indicated.

                                                        At December 31,
                      -------------------------------------------------------------------------------------
                           1999             1998              1997               1996            1995
                      ---------------  ---------------   ---------------   ---------------  ---------------
                      Amount  Percent  Amount  Percent   Amount  Percent   Amount  Percent  Amount  Percent
                      ------  -------  ------  -------   ------  -------   ------  -------  ------  -------
                                                     (Dollars in Thousands)

Type of Loan:
Conventional
 Real  Estate Loans:
  Interim
   construction
   loans............ $ 72,906  16.05%  $ 60,641  15.67%  $ 44,494  12.35%  $ 35,706  10.74%  $27,953   9.23%
  Loans on existing
   property.........  186,632  41.07    160,068  41.37    139,846  38.81    136,676  41.11   124,105  41.00
  Loans
   refinanced.......  204,630  45.03    174,691  45.15    183,165  50.83    169,244  50.91   158,874  52.49
Insured or
 guaranteed real
 estate loans.......      275   0.06        320   0.08        604   0.17      1,278   0.39     1,494   0.49
Consumer loans......   24,435   5.38     17,465   4.51     11,831   3.28      7,121   2.14     1,875   0.62
Business loans......    3,347   0.74      2,629   0.68      1,583   0.44        169   0.05        --     --
Less -
 Loans
  in process........  (29,959) (6.59)   (21,765) (5.63)   (14,934) (4.14)   (12,283) (3.69)   (7,818) (2.58)
 Reserve for
  loan losses.......   (6,309) (1.39)    (5,569) (1.44)    (4,858) (1.35)    (3,882) (1.17)   (2,223) (0.73)
 Deferred
  loan fees and
  other discounts      (1,576) (0.35)    (1,574) (0.41)    (1,400) (0.39)    (1,583) (0.48)   (1,569) (0.52)
                     -------- ------   -------- ------   -------- ------   -------- ------  -------- ------
TOTAL............... $454,381 100.00%  $386,906 100.00%  $360,331 100.00%  $332,446 100.00% $302,691 100.00%
                     ======== ======   ======== ======   ======== ======   ======== ======  ======== ======



                                                        At December 31,
                      -------------------------------------------------------------------------------------
                           1999             1998              1997               1996            1995
                      ---------------  ---------------   ---------------   ---------------  ---------------
                      Amount  Percent  Amount  Percent   Amount  Percent   Amount  Percent  Amount  Percent
                      ------  -------  ------  -------   ------  -------   ------  -------  ------  -------
                                                     (Dollars in Thousands)

Type of Security:
Residential:
 One-to-four-
  family............ $ 96,418  21.22%  $ 95,807  24.76%  $117,285  32.55%  $131,894  39.68% $144,819  47.84%
  Multifamily.......  148,354  32.65    118,015  30.50    101,317  28.12     85,042  25.58    71,008  23.46
Construction........   72,906  16.04     60,641  15.67     44,494  12.35     35,706  10.74    27,953   9.23
Commercial
 real estate........  146,765  32.30   121,257   31.34    105,013  29.14     90,262  27.15    68,646  22.68
Consumer loans......   24,435   5.38    17,465    4.51     11,831   3.28      7,121   2.14     1,875   0.62
Business loans......    3,347   0.74     2,629    0.68      1,583   0.44        169   0.05        --     --
Less -
 Loans in process...  (29,959) (6.59)  (21,765)  (5.63)   (14,934) (4.14)   (12,283) (3.69)   (7,818) (2.58)
 Reserve for
  loan losses.......   (6,309) (1.39)   (5,569)  (1.44)    (4,858) (1.35)    (3,882) (1.17)   (2,223) (0.73)
 Deferred loan fees
  and other
  discounts.........   (1,576) (0.35)   (1,574)  (0.41)    (1,400) (0.39)    (1,583) (0.48)   (1,569) (0.52)
                     -------- ------   -------- ------   -------- ------   -------- ------  -------- ------
TOTAL............... $454,381 100.00%  $386,906 100.00%  $360,331 100.00%  $332,446 100.00% $302,691 100.00%
                     ======== ======   ======== ======   ======== ======   ======== ======   ======= ======

     Loan Maturity. The following table sets forth certain information at December 31, 1999, regarding the dollar amount of loans maturing based on their contractual terms to maturity or repricing. Demand loans, loans having no stated schedule of repayments and no stated maturity, are reported as due in one year or less. Loan balances exclude unearned discounts, deferred loan origination fees, and allowance for loan losses.

                      Due     2 Years   3 Years
                    Within    Through   Through
                   One Year   3 Years   5 Years   After 5
                     From      After     After     Years
                   December   December  December  Through   Beyond
                   31, 1999   31, 1999  31, 1999  10 Years  10 Years  Total
                   --------   --------  --------  --------  --------  -----
                                        (In Thousands)
Conventional Real
Estate Loans:
 Interim construc-
  tion loans.......$ 42,947   $    --   $    --   $    --   $    --  $ 42,947
 Loans on existing
  property......... 107,856    28,705    21,539     7,058    21,474   186,632
 Loans refinanced.. 118,257    31,473    23,616     7,739    23,545   204,630
Insured or
 guaranteed real
 estate loans.....      191        10        --        --        74       275
Consumer loans....   12,351       647     3,377     7,955       105    24,435
Business loans....    3,261        --        86        --        --     3,347
                   --------   -------   -------   -------   -------  --------
Total Loans ..     $284,863   $60,835   $48,618   $22,752   $45,198  $462,266
                   ========   =======   =======   =======   =======  ========

     The following table sets forth the dollar amount of all loans, categorized by fixed interest rates and floating or adjustable interest rates. Loan balances exclude unearned discounts, deferred loan origination fees, and allowance for loan losses.

                           Due Within
                            One Year
                      From December 31, 1999   Due After December 31, 2000
                    ------------------------     ---------------------------
                    Fixed  Adjustable            Fixed  Adjustable
                    Rates    Rates     Total     Rates     Rates     Total
                    -----    -----     -----     -----     -----     -----
                                          (In Thousands)

Mortgage loans... $ 7,611  $261,640  $269,251   $51,534  $113,699  $165,233
Consumer loans...   1,213    11,138    12,351    12,084        --    12,084
Business loans...       1     3,260     3,261        86        --        86
                  -------  --------  --------   -------  --------  --------
     Total....... $ 8,825  $276,038  $284,863   $63,704  $113,699  $177,403
                  =======  ========  ========   =======  ========  ========

     Residential Loans. A key lending activity is the granting of conventional or government-insured loans to enable borrowers to purchase, refinance or build homes. At December 31, 1999, approximately 21% of the Bank's total loan portfolio, including loans held for sale, consisted of loans secured by one-to-four unit family dwellings located within the States of Washington, Oregon and Idaho.

     The Bank's lending policies generally limit the maximum loan-to-value ratio on residential mortgage loans to 97% of the appraised value as determined by an independent appraiser, with the condition that private mortgage insurance is required on home loans with loan-to-value ratios in excess of 80%.

     The loan-to-value ratio, maturity and other provisions of the loans made by the Bank generally have reflected the policy of making less than the maximum loan permissible in accordance with sound lending practices, market conditions, and underwriting standards established by the Bank. Mortgage loans made by the Bank are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The initial contractual loan payment period for residential loans typically ranges from five to 30 years. The Bank's experience indicates that real estate loans remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option, subject to prepayment penalty provisions when included in the note.

     The Bank offers six-month, one-year, three-year, five-year, seven-year and ten-year loans with limitations on adjustments of two percent in any one year with a maximum lifetime interest rate adjustment of between four and six percent. The Bank also offers fixed-rate loans, which it originates for sale in the secondary market. Since 1982, the Bank has generally followed a policy of not originating fixed-rate mortgages for its own portfolio.

     All improved real estate which serves as security for a loan to the Bank must be insured by such companies as may be approved by the Bank against fire, extended coverage, vandalism, malicious mischief and other hazards. Such insurance must be maintained throughout the term of the loan and in an amount not less than that amount necessary to meet the replacement cost of the property structures, subject to insurance carrier limits.

     Construction and Commercial Real Estate Loans. First Mutual's real estate loan portfolio also includes loans on multifamily housing (over four units), construction loans (residential, commercial and multifamily) and commercial loans.

     Multifamily loans are generally made in amounts between $500,000 and $2.0 million and at December 31, 1999, the largest multifamily loan was for $4.0 million. As of December 31, 1999, multifamily loans were $148.4 million, or 33%, of the loan portfolio as compared to $118.0 million, or 30%, in 1998.

     The Bank provides interim (construction) financing for residential and commercial property development. At December 31, 1999, the Bank had $72.9 million in construction loans of which $30.0 million was disbursed. These loans constituted 9% of the loan portfolio.

     Single-family construction loans are further designated by the Bank into two categories -- speculative and custom. Speculative (spec) construction loans are approved for builder-developers who generally first build the residence and then sell the property to the end buyer. Those loans typically are made for a twelve-month period, which may be extended subject to negotiation and the payment of an extension fee. Interest rates on spec loans are tied to the prime rate and are adjusted when the prime rate changes. At the present time, rates quoted range from 1.0% to 2.0% above the prevailing prime rate and are dependent upon the type of loan and its terms.

     Custom construction loans are originated directly to the borrower. The borrower's builder must be approved by the Bank, and the Bank oversees the disbursement of construction funds to the borrower and builder. Those loans are generally made for periods ranging from six to 12 months. Interest rates charged for custom construction loans are typically the same as those offered for fixed-rate and adjustable-rate one-to-four family loans. The loan fee structure for custom construction loans is 1% or more higher than that assessed other single-family loans with similar terms and conditions. The additional loan fee compensates the Bank for the extra costs associated with this type of lending.

     At December 31, 1999, commercial real estate loans (excluding multifamily and construction loans) constituted $146.8 million, or approximately 32% of First Mutual's loan portfolio, including loans held for sale. These loans are typically secured by office buildings, warehouse, commercial and retail centers located in First Mutual's primary lending area in the Greater Puget Sound area and Western Oregon. Permanent commercial real estate loans are normally made up to 75% of the appraised value of the property and generally have interest rates which are adjusted annually based on the constant maturity index of the one-year United States Treasury Bills plus a spread ranging from 3.00% to 4.00%.

     Income property loans, consisting of multifamily, construction and commercial real estate loans, totaled $326.8 million at December 31, 1999. That figure compares to $261.3 million at year-end 1998 and $216.9 million at year-end 1997. The increase in income property loans of $109.9 million, or 51%, over a two-year period is a result of both an increase in the asset size of the Bank and an emphasis on income property lending.

     The assets of the Bank totaled $489 million at year-end 1998, which compares to $581 million at December 31, 1999. An increase in asset size will typically result in an increase in all types of portfolio loans.

     Income property real estate financing is generally considered to involve a somewhat higher degree of credit risk than financing of residential properties. The risk of loss on an income property construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of the construction cost of the property upon completion of the project proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with collateral which is insufficient to assure full repayment. On permanent income property real estate loans, the risk to the Bank is primarily attributable to the cash flow from the property being financed. If the cash flow from the property is reduced (e.g., if leases are not obtained or renewed), the borrower's ability to repay the Bank's loan may be impaired.

     The Bank's underwriting criteria are designed to evaluate and minimize the risk of income property real estate lending. Among other things, the Bank considers the credit history and reputation of the borrower, the borrower's net worth and liquidity, the amount of the borrower's equity in the project, independent appraisal and review of cost estimates, preconstruction sale and leasing information, and cash flow projections of the borrower. To manage and control the risk inherent in this type of lending, the Bank has adopted a concentration of credit policy which, among other things, generally limits the amount the Bank can lend to any one borrower to $5.0 million unless this requirement is waived by the Investment Committee of the Board of Directors.

     Business Banking. The Business Banking Department makes loans for "owner-occupied" commercial real estate properties and construction loans, in addition to non-real-estate-based business loans. At year-end 1999, total business banking loans grew to $28.2 million compared to $16.2 million the previous year. Non real-estate business loans included in those totals were $3.3 million and $2.6 million at December 31, 1999 and 1998, respectively.

     Business banking commercial real estate loans are typically made on "owner-occupied" properties. The Business Banking Department analyzes the owner's business that occupies the property, and looks at the business' cash flow as the primary source of repayment. The real estate collateral provides secondary security to the loan. Non-real-estate business loans are typically extended to medium-sized businesses for the purpose of financing inventory, accounts receivable, equipment, facilities, etc.

     Interest rates on business loans are generally tied to the prime rate, plus a spread ranging from 0% to 3% or to the constant maturity index of the one-year U.S. Treasury Bills, plus a spread ranging from 3% to 4%. The rates are adjusted when the index rate changes. Prime based loans reprice immediately while the rest reprice based on set schedules, generally annually and after a fixed period of time. Annual fees are also usually assessed to line-of-credit business loans.

     Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential, commercial and multifamily real estate lending. Real estate lending is generally considered to be collateral-based lending with loan amounts based on predetermined loan to collateral values, and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often not a sufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness and cash flow of the borrower (and any guarantors), while liquidation of collateral is a secondary source of repayment.

     Consumer Loans. The Bank originates consumer loans through four departments: sales finance lending, home equity lending, direct consumer lending, and small business lending. Consumer loans totalled $24.4 million at December 31, 1999 compared to $17.5 million the previous year. The increase is primarily in sales finance lending. At December 31, 1999, sales finance loans totaled $11.0 million compared to $6.0 million in 1998.

     The Sales Finance Department began operations during the third quarter of fiscal 1997. This department purchases non-recourse consumer financing contracts from approved dealers in Washington, Oregon and Idaho. Typical collateral for these contracts include retrofitted windows, siding, roofs, spas, and motorcycles. Dealers must be approved with the Bank prior to the purchase of contracts. Before a contract is purchased, Bank personnel make independent credit decisions of the borrowers by checking the creditworthiness of the borrower, calculating debt-to-income ratios, and evaluating the value of the collateral purchased. The financing contracts are secured and the Bank's lien is perfected by the use of a Financing Statement on home improvement loans over $5,000 and by the vehicle titles on vehicles. The terms of the contracts are fixed rate and vary in term from two to 10 years. As an incentive for a selection of dealers, the Bank maintains a quality assurance account where funds are held on behalf of the dealer of which a portion of those funds are rebated back to them on an annual basis. The rebate is based on the performance of the loans delivered by the dealer to the Bank throughout the year. At December 31, 1999, the dealer quality assurance account had a total balance of $15,700.

     The Bank originates home equity loans and lines-of-credit for its portfolio and for sale to others in the secondary market. These loans are secured by a second mortgage deed-of-trust on residential real estate occupied by the borrower or owned by the borrower as an investment. Home equity loans totaled $11.1 million at December 31, 1999 compared to $9.2 million in 1998.

     The Bank's strategy regarding home equity loans is to sell fixed-rate installment second mortgages and higher loan-to-value revolving lines-of-credit. Revolving lines-of-credit retained in the Bank's portfolio generally have a combined loan-to-value of less than 80%. All revolving lines-of-credit are tied to the prime rate plus a margin. The margin is determined based on the loan-to-value ratio, the creditworthiness of the borrower, and the borrower's debt-to-income ratio. The interest rates charged to the borrower are adjustable and change based on the prime rate. The underwriting and insurance requirements for the Bank's home equity products fall under the same underwriting guidelines and standards as the Bank's residential loans. See "Residential Loans."

     The Direct Consumer Lending Department began operations in the second quarter of fiscal 1998. The Department processes and closes consumer loan requests generated within the Bank's deposit branches and from lending officers. The lending products offered fall into two categories: collateral based loans (automobiles, boats, recreational vehicles, home improvement, etc.), and unsecured lines-of-credit. The underwriting criteria for collateral-based loans are similar to that of the sales finance loans noted above. Primary consideration is given to the borrower's capacity to repay the obligation. A secondary consideration on secured consumer loans is the value of the loan collateral as a source of repayment. The underwriting criteria on the unsecured lines-of-credit call for a higher level of borrower creditworthiness because of the unsecured nature of these loans. The terms on the collateral based loans are fixed rates with terms of up to 10 years. The unsecured lines-of-credit are variable and tied to the prime rate plus a margin. Direct consumer loans totaled $953,000 at December 31, 1999.

     The Small Business Banking Department began operations in the fourth quarter of fiscal 1999. The department processes and closes small business loan requests originating in the branch system, through referral from other lines of business or from lending officers. The credit products available are small unsecured lines-of-credit, larger secured lines-of-credit and secured loans. The primary factors for approval are the borrower's ability to repay and guarantor creditworthiness. Collateral is taken as an abundance of caution for small business loans and lines, and is not a factor when evaluating credit applications. The unsecured lines-of-credit are open-ended and have a variable rate tied to the prime rate. Secured lines-of-credit carry a 12 month term and also have a variable rate tied to prime. Terms on loans can be as long as seven years, and have a fixed rate with an adjustment every three years. Small business loans totaled $50,000 at December 31, 1999.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral. At December 31, 1999, consumer loans past due 90 days or more totaled $27,000.

     Loan Solicitation and Processing. The Bank relies upon its employees to solicit and/or originate business, consumer income property and residential loans. The Bank also utilizes the services of mortgage brokers. Residential mortgage brokers take applications from borrowers, process the credit information, obtain property appraisals, and then submit the loan to First Mutual for approval. If approved, the loan is funded by and closed in the name of First Mutual. Income property brokers are generally limited to taking the initial application from borrowers. Mortgage brokers provide the Bank with a cost effective method of originating loans in a broader geographic area than the Bank's customer base. Approximately 59% of all residential loans closed during the year ended December 31, 1999, were obtained through mortgage brokers.

     The Bank's lending policy is reviewed annually and approved by the Board of Directors. Residential loans up to specified limits may be approved by a member of the Loan Committee or designated underwriters. Income property loans up to $1,000,000, and business loans up to $400,000 are approved by the Loan Committee, which consists of officers Valaas, Mandery, Boudreau, Young,
Walkky, Werth and Chermak.   All residential income property and business
loans with cumulative extensions of credit over $1,000,000 are further reviewed and subject to approval by the Investment Committee, which is comprised of Directors Valaas, Freeman, Parker, Wallace (Robert), Florence, Doud and Rowley.

     Loan Originations and Sales. Loan originations decreased in 1999 to $310 million from $380 million in 1998 and the comparable figure for 1997 was $213 million. The decrease in originations came from residential and consumer loan closings, which decreased from $245 million in 1998 to $139 million in 1999. Income property and business loan originations increased from $134 million in 1998 to $170 million in 1999.

     Selling loans in the secondary mortgage market reduces the Bank's risk that interest rates will escalate while holding long-term, fixed-rate loans in its portfolio. The sale of loans into the secondary market also allows the Bank to continue to make loans during periods when savings flows decline or funds are not otherwise available for lending purposes. In connection with such sales, the Bank generally sells the servicing rights (i.e., collection of principal and interest payments).

     The Bank currently sells loan servicing rights for which it typically receives a fee of 1.5% to 2.25% of the loan principal balance. The Bank sold $32 million of its servicing rights in the first quarter of 1999, $40 million in the second quarter, declining to $27 million and $10 million in the third and fourth quarters, respectively. The net gain on the sale of servicing rights totaled $1.5 million in fiscal 1999 compared to $2.0 million in fiscal 1998. There were no sales of servicing rights in 1997. The Bank's intent is to continue to sell servicing rights as they are originated through our Residential Lending Department. (See further discussions on this subject in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report, under the caption Gain on Sales of Loans).

     As of December 31, 1999, the Bank was servicing loans for others aggregating approximately $194 million as compared to $268 million in 1998. Loan servicing fees, net, totaled $469,000 for the year ended December 31, 1999 and $474,000 for the year ended December 31, 1998.

     Currently, long-term mortgage loans are being originated for sale in the secondary mortgage market to FNMA, which is a publicly owned quasi-governmental agency that purchases residential mortgage loans from federally insured financial institutions and certain other lenders. During the year ended December 31, 1999, the Bank securitized and sold $110 million in loans as compared to $198 million during 1998.

     Set forth below is a table showing the Bank's loan origination and sales activity for the periods indicated.

                                                Years Ended December 31,
                                           ---------------------------------
                                            1999        1998        1997
                                            ----        ----        ----
                                                    (In Thousands)
Total loans at beginning of period
  (net of undisbursed loan proceeds).... $394,050    $366,589    $ 337,911
Loans originated:
  Real estate loans:
    Construction loans..................   61,045      52,917       39,952
    Loans on existing property..........  165,220     187,802       90,805
    Loans refinanced....................   67,885     124,639       72,779
    Insured and guaranteed loans........       --          --          769
  Consumer and other loans..............   16,249      14,826        8,902
                                         --------    --------     --------
     Total loans originated.............  310,399     380,184      213,207

Principal reductions.................... (132,194)   (144,764)     (86,952)
Loans sold:
  Whole loans........................... (104,463)   (197,404)     (90,412)
  Participation loans...................   (5,526)    (10,555)      (7,165)
                                         --------    --------     --------
     Total loans sold................... (109,989)   (207,959)     (97,577)
                                         --------    --------     --------
Total gross loans at end of period (net
  of undisbursed loan proceeds)......... $462,266    $394,050     $366,589
                                         ========    ========     ========

     Loan Commitments. First Mutual's commitments to make conventional mortgage loans on existing residential dwellings are generally made for periods of 30 to 60 days. The borrower may reserve ("lock-in") an interest rate and loan fee for a period of 10 to 60 days from the date of application. This reservation is conditioned upon loan approval and closing within this time frame. Interest rates and loan fees committed at the time of the lock-in are based upon the prevailing market rate at the time of approval.
Outstanding commitments to borrowers for loans, including commitments for income property loans, totalled $74.3 million at December 31, 1999.

     Loan Origination Fees and Other Fees. In addition to interest earned on loans and servicing fees on loans sold and securitized, the Bank receives loan origination fees for originating mortgage loans. See Note 1 of Notes to Consolidated Financial Statements in the Annual Report for information as to the recognition of loan fee income.

     Loan origination fees vary with the volume and type of loans made and with competitive conditions in mortgage markets. Loan demand and availability of money affect these market conditions. Recent trends have kept loan origination fees in the 1% to 2% range for permanent real estate loans. Construction loan fees at the present time range from 2% to 3% of the loan amount.

     The Bank also receives other fees and charges relating to existing loans, which include late charges and fees collected in connection with a change in borrower or other loan modifications, including construction loan extensions.

In connection with its loan origination activities, the Bank also realizes closing fees. These fees are paid by borrowers to the Bank.

     Real Estate Held for Sale and Nonperforming Loans. Loans are defined as nonperforming when any payment of principal and/or interest is 90 days past due, unless the loan is well-secured and is in process of collection. While generally the Bank is able to work out a satisfactory repayment schedule with a delinquent borrower, the Bank will undertake foreclosure proceedings if the delinquency is not otherwise resolved. Property acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as "real estate held for sale" until such time as it is sold or otherwise disposed. At December 31, 1999, the total of nonperforming loans, repossessed assets, and real estate acquired through foreclosure was $352,192.

     The following table sets forth information regarding nonperforming assets at the dates indicated.

                                                       At December 31,
                                                  ------------------------
                                                  1999      1998      1997
                                                  ----      ----      ----
                                                  (Dollars in Thousands)

Loans greater than 90 days delinquent
  and still accruing...........................  $ --      $  --       $ --
Restructured troubled loans....................    --         --         --
Nonaccrual loans...............................   343        298        674
Other assets and real estate acquired
  through foreclosure..........................     9         38         --
                                                 ----       -- -       ----
  Total........................................  $352       $336       $674
                                                 ====       ====       ====
As a percentage of net loans...................   0.1%       0.1%       0.2%
As a percentage of total assets................   0.1%       0.1%       0.2%

Gross interest income that would have
  been recorded in the period if loans
  had been current with original terms.........  $ 60       $ 21       $ 58

Interest income on loans included
   in net income for the period................  $ 33       $ 16       $ 44

     Nonperforming assets for 1999 were composed of loans collateralized by single-family residences, consumer loans, and one commercial property.

Reserve for Loan Losses
-----------------------

     The reserve for loan losses is maintained at a level sufficient to provide for estimated losses based on known and inherent risks in the loan portfolio. This reserve is based upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio; actual loan loss experience; current and anticipated economic conditions; detailed analysis of individual loans for which full collectibility may not be assured and for which impairment may be present; and determination of the existence and fair value of the collateral and guarantees securing the loans. The reserve is based upon factors and trends identified by management at the time the financial statements are prepared. The ultimate recovery of loans is susceptible to future market factors beyond the Bank's control, which may result in losses or recoveries differing significantly from those provided in the financial statements. At December 31, 1999, the reserve for loan losses totaled $6.3 million compared to $5.6 million at December 31, 1998.

     An $805,000 provision for loan losses was charged to operations in fiscal 1999, which was prompted by several factors. First, the mixture of residential loans to income property loans has changed materially over the last few years. In 1996 residential loans amounted to $130.1 million, or 39.1% of the total loan portfolio of $332 million. At the end of fiscal 1999, residential loans equaled $94.7 million, or 20.8% of the total loan portfolio of $452 million. The national norm for savings institutions is 71.4% residential loans and 28.6% commercial and consumer loans (derived from the third quarter 1999 FDIC Quarterly Banking Profile). For the average commercial bank, the comparable ratio is 23.4% of residential loans and 76.6% of commercial and consumer loans, which is almost identical to First Mutual's ratio at December 31, 1999. The Bank considered the higher risk level in a portfolio that was shifting to a greater emphasis on commercial and income property lending.

     Secondly, the Puget Sound area, in which most of the Bank's loans are concentrated, has experienced an exceedingly long period of economic prosperity and, although the Bank is sanguine about the immediate future for the local economy, it is becoming concerned that a significant amount of portfolio loans are being originated at a time when the local economy may be at or near the peak in the cycle. The inherent risk in that position was also considered within the provision for loan losses.

     At year-end 1999 the ratio of First Mutual's reserves to total loans was 1.37%. That ratio compares to the national average for commercial banks of 1.73%, and for savings institutions of 0.92%. First Mutual believes that its reserve for loan loss is consistent with its peers. A further discussion of the Bank's reserve for loan losses is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Annual Report.

     While the Bank believes it has established its existing reserve for loan losses in accordance with generally accepted accounting principles as of December 31, 1999, there can be no assurance that regulators, when reviewing the Bank's loan portfolio in the future, will not request the Bank to increase its reserve for loan losses, thereby adversely affecting the Bank's financial condition and earnings. See the Consolidated Financial Statements contained in the Annual Report.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                            Years Ended December 31,
                                  ------------------------------------------
                                  1999     1998     1997     1996     1995
                                  ----     ----     ----     ----     ----
                                              (In Thousands)

Balance at beginning of period... $5,569   $4,858   $3,882   $2,223   $1,973

  Charge-offs....................    (68)     (39)      --      (41)      --
   Residential real estate and
    other loans..................    (45)     (39)      --      (41)      --
   Commercial real estate........    (23)      --       --       --       --
   Construction..................     --       --       --       --       --
  Recoveries.....................      3       --       --       --       --
   Residential real estate and
    other loans..................      3       --       --       --       --
   Commercial real estate........     --       --       --       --       --
   Construction..................     --       --       --       --       --
  Provision......................    805      750      976    1,700      250
                                  ------   ------   ------   ------   ------
Balance at end of period......... $6,309   $5,569   $4,858   $3,882   $2,223
                                  ======   ======   ======   ======   ======
Ratio of net charge-offs during
 the period to average loans
 outstanding during the period...      0%       0%       0%       0%       0%

Interest Rate Risk Management
-----------------------------

     The Bank manages its balance sheet to maximize net interest income while minimizing the impact on income of changes in the level of market interest rates. As a framework for evaluating the effects of changes in interest rates, the balance sheet is allocated according to repricing and maturity characteristics of products. A static gap analysis compares the sensitivities of existing assets and liabilities by grouping balances over various time horizons. A traditional time horizon is a one year period. The Bank had a negative (more liabilities repricing than assets) 15.3% one-year interest rate sensitivity ratio at December 31, 1999, as compared to a negative .84% at December 31, 1998.

     The change in the Bank's negative gap position is in large measure due to the acquisition of intermediate securities and loans during 1999. Please refer to the Asset and Liability Management section of the Management Discussion and Analysis in the Annual Report for further discussion.

Investment Activities
---------------------

     Under Washington law, savings banks are permitted to own government and government agency obligations, commercial paper, corporate bonds, mutual fund shares, debt and equity obligations issued by creditworthy entities, whether traded on public securities exchanges or placed privately for investment purposes. The Bank holds a portfolio of mortgage-backed securities, REMICs, corporate and municipal bonds and common stock. Subject to certain exceptions, the Bank is prohibited by FDIC regulations from making equity investments of a type, or in an amount, that is not permissible for national banks.

     The Chief Financial Officer of the Bank determines appropriate investments in accordance with the Investment Committee of the Board of Directors' and the approved investment policy. The policy generally limits investments to US Government and agency securities and mortgage-backed securities issued and guaranteed by FHLMC, FNMA and GNMA. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, the Banks' liquidity position and anticipated cash needs and sources. In addition, the effect on the Banks' credit and interest rate risk, and risk-based capital is also included in the evaluation.

     At December 31, 1999, the book value of the Banks' investment securities portfolio totaled $106.4 million, while the estimated fair value amounted to $102.8 million as compared to $82.1 and $82.8 respectively for 1998. Securities with stated maturities greater than ten years comprised 27.1% of the investment portfolio in 1999. Mortgage-backed securities guaranteed by the FNMA, FHLMC, and the GNMA totaled $60 million including those available for sale. From time to time, investment levels may be increased or decreased depending upon a number of factors. These factors include the yields on investment alternatives and upon management's judgement as to the attractiveness of the yields then available in relation to other opportunities and its expectations of the level of yield that will be available in the future. In addition management's projections as to the short-term demand for funds to be used in the Banks' loan origination and other activities is also a consideration. As a result of these factors, during the past year the Banks' investment portfolio has increased 28%.

     US Government and Agency Obligations. At December 31, 1999 the Banks' portfolio of US Government and agency obligations had a book value of $43 million and a fair value of $41 million. The portfolio includes FHLB bonds and structured notes and FHLMC and FNMA agency securities. At December 31, 1999 the interest rates on these obligations ranged from 5.50% to 6.8%.

     Mortgage-Backed Securities. The Bank purchases mortgage-backed securities to: (I) generate positive interest rate spreads on large principal balances with minimal administrative expense, (ii) lower the credit risk of the Bank as a result of the guarantees provided by the FHLMC, FNMA, and GNMA,
(iii) enable the Bank to use mortgage-backed securities as collateral for financing, and (iv) invest excess funds during periods of reduced loan demand. Included in the Banks' mortgage-backed securities portfolio are FNMA, FHLMC, and GNMA mortgage-backed obligations with a book value totaling $61 million and a market value of $58 million. In comparison the related figures for 1998 totaled $39 million and $40 million respectively. Management perceived this time to be opportune for security purchases because of the source of the Bank's funding and the then current status of the institution's various capital components. Also included in the Bank's mortgage-backed security portfolio are real estate mortgage investment conduits ("REMICS") with a book value of $624,000 ranging in maturity from 2002 to 2022.

     Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages. The principal and interest payments on these mortgages are passed from the mortgage originators, through intermediaries (generally US Government agencies and government-sponsored enterprises) that pool and resell the participation interests in the form of securities, to investors such as the Bank. Such US Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, FNMA, and the GNMA. Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that fall within a specified range and have varying maturities. Mortgage-backed securities generally yield less than loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Bank. These types of securities also permit the Bank to optimize its regulatory capital because they have a low risk weighting.

     REMICs are generally classified as derivative financial instruments because they are created by redirecting the cash flows from the pool of mortgages or mortgage-backed securities underlying these securities to create two or more classes (tranches) with different maturity or risk characteristics designed to meet a variety of investors needs.

     The actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because, to the extent that the Bank's mortgage-backed securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. In contrast to mortgage-backed securities in which cash flow is received and prepayment risk is shared pro rata by all security holders, the cash flow from the mortgages underlying REMICs are segmented and paid in accordance with a predetermined priority to investors holding various tranches of such securities. A particular tranche of REMICs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches.

     At December 31, 1999, corporate and municipal bonds included $2.5 million of Merrill Lynch corporate bonds and four Washington State municipal bonds that are rated AA or better.

     For further information concerning the Banks' investment portfolio, reference is made to Note 3 and 4 of the Notes to Consolidated Financial Statements in the Annual Report to Shareholders.

     The following table sets forth information regarding the Bank's mortgage-backed securities (including REMIC's) activity for the periods indicated.

                                                   Years Ended December 31,
                                                   ------------------------
                                                   1999       1998     1997
                                                   ----       ----     ----
                                                         (In Thousands)

Beginning balance..............................  $39,286    $23,363  $33,767

Mortgage-backed securities purchased...........   32,768     29,419       --

Amortization of premiums and discounts.........     (989)       (20)     (12)
Principal repayments...........................  (11,470)   (13,476) (10,392)
                                                 -------    -------  -------
     Ending balance............................  $59,595    $39,286  $23,363
                                                 =======    =======  =======

     The following table sets forth the composition of the Bank's mortgage-backed securities portfolio at the dates indicated.

                                     Years Ended December 31,
                    ---------------------------------------------------------
                            1999              1998               1997
                    ------------------  -----------------   -----------------
                             Percent             Percent             Percent
                    Amount   of Total   Amount   of Total   Amount   of Total
                    ------   --------   ------   --------   ------   --------
                                        (Dollars in Thousands)

Mortgage-backed
 securities:
   FHLMC...........$ 2,227     3.74%   $ 4,223    10.75%    $ 7,312   31.30%
   FNMA............ 54,992    92.27     31,916    81,24      11,746   50.27
   GNMA............  1,752     2.94      1,996     5.08          --      --
   REMICs..........    624     1.05      1,151     2.93       4,305   18.43
                   -------   ------    -------   ------     -------  ------
     Total.........$59,595   100.00%   $39,286   100.00%    $23,363  100.00%
                   =======   ======    =======   ======     =======  ======

     The following table presents the carrying value of the Bank's investment securities portfolio. The market value of the Bank's investments in the table at December 31, 1999, was approximately $102.8 million.

                                                        At December 31,
                                                   ------------------------
                                                   1999       1998     1997
                                                   ----       ----     ----
                                                         (In Thousands)
Investment securities:
  U.S. Government and agency obligations....... $ 42,653    $39,643  $42,129
  Corporate and municipals.....................    3,159      3,172       --
  Mortgage-backed certificates.................   59,594     39,286   23,363
                                                --------    -------  -------
Total.......................................... $105,406    $82,101  $65,492
                                                ========    =======  =======


     The following table provides the scheduled maturities, carrying values, market values and average yields for the Bank's investment securities at December 31, 1999.

                                   One      One    Five    Five
                                    to       to     to      to     More            More
                    One    One     Five     Five   Ten      Ten  than Ten        than Ten
                    Year   Year   Years    Years   Years   Years   Years           Years    Total    Total
                    Book  Yield    Book    Yield   Book    Yield   Book    Yield    Book    Market   Yield
                    ----  -----    ----    -----   ----    -----   ----    -----    ----    ------   -----
                                                    (Dollars in Thousands)
U.S. Agencies
 and Treasuries... $ --     --%  $38,656   6.104% $ 3,997  5.625% $    --     --% $ 42,653 $ 41,446   6.060%
Corporate &
 Municipals*......   --     --     2,534   6.000       --     --      625  5.459     3,159    2,963   5.893
FHLMC
 Certificates.....   --     --        --      --       --     --    2,220  6.876     2,220    2,246   6.876
FNMA
 Certificates.....   --     --     1,146   5.703   30,774  5.644   23,982  6.711    55,902   53,751   6.103
GNMA
 Certificates.....   --     --        --      --       --     --    1,869  6.500     1,869    1,752   6.500
REMICs-FNMA.......   --     --       418   6.000       --     --      146  6.500       564      571   6.129
REMICs-FHLMC......   --     --        --      --       60  7.000       --     --        60       61   7.000
                   ----   ----   -------  ------  -------  -----  -------  -----  -------- --------   -----
     Total........   --     --   $42,754   6.087% $34,831  5.644% $28,842  6.681% $106,427 $102,790   6.103%
                   ====   ====   =======  ======  =======  =====  =======  ====== ======== ========   =====

* Municipal bond yields are not shown on a tax equivalent basis.

Deposit Activities and Other Sources of Funds
---------------------------------------------

     General. Savings accounts and other deposits have traditionally been an important source of the Bank's funds for use in lending and for other general business purposes. Over the course of the past year deposits have declined. As a result, we increasingly have relied on advances from the FHLB of Seattle. In addition to deposit accounts, the Bank derives funds from loan repayments, interest payments, loan sales, FHLB advances and other borrowings and operations. The availability of funds from loan sales is influenced by general interest rates and other market conditions. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows vary widely and are influenced by prevailing interest rates and money market conditions. Borrowings are used on a short-term basis to compensate for reductions in deposits or deposit inflows at less than projected levels and are used on a longer-term basis to support expanded lending activities.

     Deposits. First Mutual offers a number of deposit accounts, including savings accounts, NOW checking, business checking accounts, money market accounts and time deposit accounts, ranging in maturity from thirty days to ten years. Deposit account terms vary with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate.

     Jumbo Time Deposits. The Bank offers jumbo, mini-jumbo and public funds mini-jumbo time deposits. These accounts are offered for minimum terms of 30 days and in minimum amounts of $100,000, $50,000, and $20,000, respectively.

     The following table indicates the amount of the Bank's jumbo time deposits by time remaining until maturity as of December 31, 1999. Jumbo time deposits require minimum deposits of $100,000, and rates paid on such accounts are negotiable.

                                                         Jumbo
    Maturity Period                                   Time Deposits
    ---------------                                   -------------
                                                    (In Thousands)

    Three months or less ...........................    $22,058
    Four through six months.........................     28,317
    Over six through twelve months..................     27,630
    Over twelve months..............................     18,927
                                                        -------
     Total..........................................    $96,932
                                                        =======

     IRA Accounts. The Bank offers tax-deferred individual retirement accounts (IRA). IRA accounts are offered on the same terms as the time deposits noted below. In addition, the Bank offers money market deposit accounts (MMDA) to IRA customers. The MMDA IRA requires a minimum balance of $100.


     Deposit Flows.  The following table sets forth the balance of savings deposits in the various types of savings accounts offered by the Bank at the dates indicated.

                             Balance at                    Balance at                    Balance at
                             December                      December                      December
                                31,    % of     Increase     31,      % of    Increase      31,      % of
                               1999   Deposits  (Decrease)  1998    Deposits (Decrease)    1997    Deposits
                               ----   --------  --------    ----    --------  --------     ----    --------
                                                    (Dollars in Thousands)

NOW and Business
 Checking Accounts.........$ 24,473      6.1%  $ (5,057)  $ 29,530     7.2%   $  5,311   $ 24,219     6.5%
Jumbo Time Deposits........  96,932     24.2     (1,724)    98,656    24.0      11,216     87,440    23.5
Mini-Jumbo Time Deposits...      --       --        (94)        94      --         (86)       180     0.1
Super NOW Checking
 Accounts..................   1,586      0.4        454      1,132     0.3         679        453     0.1
Savings Accounts...........  11,018      2.8     (1,229)    12,247     3.0      (2,402)    14,649     3.9
Money Market Deposit
 Accounts..................  73,782     18.4      5,524     68,258    16.6      16,397     51,861    13.9
3 Months or less Time
 Deposits..................   1,248      0.3       (695)     1,943     0.5         408      1,535     0.4
4-6 Month Time Deposits....   6,431      1.6    (10,936)    17,367     4.2      (2,806)    20,173     5.4
7 Month-One Year
 Time Deposits.............  74,979     18.7    (27,185)   102,164    24.8      (7,925)   110,089    29.5
13 Month-to Five Year
 Time Deposits............. 108,596     27.2     29,986     78,610    19.1      17,532     61,078    16.4
6-10 Year Time Deposits....   1,129      0.3       (121)     1,250     0.3          98      1,152     0.3
                            -------    -----   --------   --------   -----     -------   --------   -----
  Total Deposits...........$400,174    100.0%  $(11,077)  $411,251   100.0%    $38,422   $372,829   100.0%
                           ========    =====   ========   ========   =====     =======   ========   =====
IRA/Keogh Accounts.........$ 21,667      5.4%  $   (704)  $ 22,371     5.4%    $ 2,275   $ 20,096     5.4%
                           ========    =====   ========   ========   =====     =======   ========   =====

     The following table represents an analysis of the Bank's deposit accounts by interest rate and maturity ranges at December 31, 1999.

                                   1 Year to   2 Years to
                        Less Than  Less Than   Less Than 5 Years
                        One Year   2 Years     5 Years   or more   Total
                        --------   -------     -------   -------   -----
                                            (In Thousands)


Less than 4.01%....... $ 42,049    $   438     $   --    $   --    $  42,487
4.01 - 5.00%..........  152,168      1,894        414         6      154,482
5.01 - 6.00%..........  153,477     26,345      9,364       232      189,418
6.01 - 8.00%..........    3,223      6,654      3,197       708       13,782
8.01 - 10.00%.........        5         --      --           --            5
                       --------     ------     ------    ------    ---------
Total................. $350,922    $35,331    $12,975    $  946     $400,174
                       ========    =======    =======    ======    =========

     The following table provides the savings activity for the periods indicated.

                                             Years Ended December 31,
                                         -------------------------------
                                         1999         1998          1997
                                         ----         ----          ----
                                                  (In Thousands)

Deposits.............................. $809,150      $650,908     $575,028
Withdrawals...........................  838,997       632,287      548,392
                                       --------      --------     --------
Net Deposits (Withdrawals)
  Before Interest Credited............  (29,847)       18,621       26,636
Interest Credited.....................   18,770        19,802       17,797
                                       --------     ---------       ------
Net Increase (Decrease) in Deposits... $(11,077)    $  38,423     $ 44,433
                                       ========     =========     ========

     For further information concerning the Bank's deposits, reference is made to Note 9 of the Notes to Consolidated Financial Statements in the Annual Report.

     Borrowings. Deposits are the primary source of funds for First Mutual's lending and investment activities and for its general business purposes. The Bank does rely, however, upon advances from the FHLB to supplement its supply of lendable funds and to meet deposit and withdrawal requirements. The FHLB has served as the Bank's primary borrowing source. Advances from the FHLB are typically secured by a portion of the Bank's first mortgage loans, U.S. Treasury and agency securities, as well as a portion of the mortgage-backed securities. At December 31, 1999, First Mutual had advances totaling $134,237,000 from the FHLB, which mature in 2000 through 2006 at interest rates ranging from 4.83% to 6.45%.

     The Company relies on borrowings from other banks. Other advances totaled $250,000 at the end of 1999. For further information on the Company's borrowings, see Note 10 of the Notes to Consolidated Financial Statements in the Annual Report to Shareholders.

                                               Years Ended December 31,
                                            ------------------------------
                                            1999         1998         1997
                                            ----         ----         ----
                                                   (In Thousands)

FHLB advances............................ $134,237      $31,765      $34,230
                                          ========      =======      =======
FHLB advances:
   Maximum outstanding at any month end.. $134,237      $39,755      $54,180
   Average outstanding...................   88,471       33,441       47,184
   Weighted average interest rates:
        Annual...........................    5.288%       5.798%       5.960%
        End of Year......................    5.513        5.236        6.050

   Other advances........................ $250,000           --           --

     The FHLB functions as a central reserve bank providing credit for commercial banks, savings banks, savings and loan associations and certain other member financial institutions. As a member, First Mutual is required to own capital stock in the FHLB and is authorized to apply for advances on the security of its home mortgages and other assets (principally securities which are obligations of, or guaranteed by, the United States Government) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Limitations on the amount of advances are based on the FHLB's assessment of the institution's creditworthiness. Under its current credit policies, the FHLB has limited advances to First Mutual to 40% of its assets. At December 31, 1999, the percentage of assets represented by FHLB borrowings was 23%. See "Regulation and Supervision - Federal Home Loan Bank System" below.

                       REGULATION AND SUPERVISION

The Bank

     General. As a state-chartered, federally-insured financial institution, the Bank is subject to extensive federal and state regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards.
First Mutual is regularly examined by the FDIC (Federal Deposit Insurance Corporation) and the Department of Financial Institutions of the State of Washington and files periodic reports concerning the Bank's activities and financial condition with its federal and state regulators. The Bank's relationship with depositors and borrowers also is regulated to a great extent by both federal and state law, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents.

     Federal and state banking laws and regulations govern all areas of the operation of banks, including reserves, loans, mortgages, capital, issuance of securities, payment of dividends and establishment of branches. Federal and state bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payments should be deemed to constitute an unsafe and unsound practice. The respective primary federal regulators of the Company and the Bank have authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.

     Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC administers two separate deposit insurance funds: the BIF and the SAIF. The BIF is a deposit insurance fund for commercial banks and some state-chartered savings banks. The SAIF is a deposit insurance fund for most savings associations. The Bank is insured under the BIF fund. As an insurer of the Bank's deposits, the FDIC has examination, supervisory and enforcement authority over the Bank.

     The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution's insurance assessment varies according to the level of capital the institution holds and the degree to which it is the subject of supervisory concern. In addition, regardless of the potential risk to the insurance fund, federal law requires the ratio of reserves to insured deposits at $1.25 per $100. Both funds currently meet this reserve ratio. During 1999, the assessment rate for both SAIF and BIF deposits ranged from zero to 0.27% of covered deposits. As a well capitalized bank, First Mutual qualified for the lowest rate on its deposits for 1999.

     In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Finance Corporation ("FICO") to service FICO debt incurred in the 1980's to help fund the thrift industry cleanup. The FICO assessment rate is adjusted quarterly.

     Prior to 2000, the FICO assessment rate for BIF-insured deposits was one-fifth the rate applicable to deposits insured by the SAIF. Beginning in 2000, SAIF- and BIF-insured deposits will be assessed at the same rate by FICO. As a result, BIF FICO assessments will be higher than in previous periods while SAIF FICO assessments will be lower. For the first quarter of 2000, the annualized rate will be 2.1 cents per $100 of insured deposits. Due to the fact that the Bank is insured under the BIF fund, the FICO assessment will increase for 2000 as compared to prior years.

     Any insured bank which does not operate in accordance with or conform to FDIC regulations, policies and directives may be sanctioned for non-compliance. For example, proceedings may be instituted against any insured bank or any director, officer, or employee of such bank who engages in unsafe and unsound practices, including the violation of applicable laws and regulations. The FDIC has the authority to terminate deposit insurance
pursuant to procedures established for that purpose.   Management is not aware
of any existing circumstances that could result in termination of the deposit insurance for the Bank.

     Capital Requirements. FDIC regulations recognize two types or tiers of capital: core ("Tier 1") capital and supplementary ("Tier 2") capital. Tier 1 capital generally includes common stockholders' equity and noncumulative perpetual preferred stock, less most intangible assets. Tier 2 capital, which is limited to 100 percent of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock (original maturity of at least five years but less than 20 years) that may be included in Tier 2 capital is limited to 50 percent of Tier 1 capital.

     The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets. The FDIC retains the right to require a particular institution to maintain a higher capital level based on an institution's particular risk profile. Although the Bank is only required to maintain the minimum capital level, it has set a higher target range of 6.00% to 6.50% for asset and liability management purposes. First Mutual Bank calculated its leverage ratio to be 7.0% as of December 31, 1999.

     FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight -- 0%, 20%, 50% or 100% -- based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories.
Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. First Mutual Bank has calculated its total risk-based ratio to be 11.1% as of December 31, 1999, and its Tier 1 risk-based capital ratio to be 7.0%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect a bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks.

     Federal statutes establish a supervisory framework based on five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution's category depends upon where its capital levels are in relation to relevant capital measure, which include a risk-based capital measure, a leverage ratio capital measure, and certain other factors. The federal banking agencies have adopted regulations that implement this statutory framework. Under these regulations, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to adjusted total assets is 5% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8%, a Tier 1 risk-based capital ratio of not less than 4%, and a leverage ratio of not less than 4%. Any institution which is neither well capitalized nor adequately capitalized will be considered undercapitalized.

     Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized. Failure by the Bank to comply with applicable capital requirements would, if unremedied, result in restrictions on its activities and lead to enforcement actions including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels. Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.

     First Mutual's management believes that, under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Bank, such as a downturn in the economy in areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its capital requirements.

     Federal Deposit Insurance Improvement Act ("FDICIA"). First Mutual has surpassed the $500 million asset threshold, and as such, is required to be compliant with the FDICIA originally enacted in 1991 and with enhanced provisions adopted in 1993. In general, the Act required the Bank to conduct an annual independent audit of their financial statements, appoint an independent audit committee of outside directors, report on and assess management's responsibilities for preparing financial statements, and establish an internal control structure.

     An independent accountant must attest to and report on the assertions in management's reports concerning these internal controls with the desired outcome of efficient and effective operations; the safeguarding of assets; reliable financial reporting and compliance with applicable laws and regulations.

     The FDIC as the primary regulator of the Bank has outlined, in general, the requirements for compliance with FDICIA, but does not provide specific guidance on the internal control structure, documentation, or procedures to test the Bank's effectiveness. It is up to each bank to establish document and design procedures to evaluate and test the internal control structure over financial reporting and compliance with designated laws and regulations that minimally include loans to insiders and dividend restrictions.

     In brief, to ensure compliance, the Bank has established and coordinated a management team that identifies and documents existing controls with consideration given to the Bank's control environment, risk assessment, control activities, information and communication systems, and monitoring activities. In addition, management establishes internal control procedures, develops and selects criteria for evaluation, tests the effectiveness of controls, and ensures that proper written documentation is in place.

     Under FDICIA, the Audit Committee has several responsibilities that include but are not limited to overseeing the internal audit function; conducting periodic meetings with management, the independent public accountant, and the internal auditors; review of significant accounting policies, and audit conclusions regarding significant accounting estimates; review of the assessments prepared by management and independent auditor on the adequacy of internal controls and the resolution of identified material weaknesses and reportable conditions in internal controls; and the review of compliance with laws and regulations.

     Federal Home Loan Bank System. The FHLB of Seattle serves as a reserve or central bank for the member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBs. It makes loans (i.e., advances) to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLB of Seattle. As a member, the Bank is required to purchase and hold stock in the FHLB of Seattle in an amount equal to the greater of 1% of their aggregate unpaid home loan balances at the beginning of the year or an amount equal to 5% of FHLB advances outstanding. As of December 31, 1999, First Mutual held stock in the FHLB of Seattle in the amount of $7.0 million. See "Business -- Deposit Activities and Other Sources of Funds -- Borrowings."

     Federal Reserve System. The Federal Reserve Board requires (under "Regulation D") that all depository institutions, including savings banks, maintain reserves on transaction accounts or non-personal time deposits.
These reserves may be in the form of cash or non-interest bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a savings bank. Under Regulation D, First Mutual must maintain reserves against net transaction accounts in the amount of 3% on amounts of $44.3 million or less, plus 10% on amounts in excess of $44.3 million. The Bank may designate and exempt $5.0 million of certain reservable liabilities from these reserve requirements. These amounts and percentages are subject to adjustment by the Federal Reserve Board. The reserve requirement on non-personal time deposits with original maturities of less than 1.5 years is 0%. As of December 31, 1999, the Bank's deposit with the Federal Reserve Bank and vault cash exceeded the Bank's reserve requirements.

The Company

     General. The Company, as the sole shareholder of the Bank is a bank holding company and is registered as such with the Federal Reserve. Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended ("BHCA"), and the regulations of the Federal Reserve. As a bank holding company, the Company is required to file with the Federal Reserve annual reports and such additional information as the Federal Reserve may require and will be subject to regular examinations by the Federal Reserve. The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

     New Legislation. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999, federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the Act:

     . repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;

     . provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

     . broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

     . provides an enhanced framework for protecting the privacy of consumer information;

     . adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the FHLB system;

     . modifies the laws governing the implementation of the Community Reinvestment Act; and

     . addresses a variety of other legal and regulatory issues affecting day-to-day operations and long-term activities of financial institutions.

     Acquisitions. Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (1) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (2) acquiring all or substantially all of the assets of another bank or bank holding company; or
(3) merging or consolidating with another bank holding company.

     The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. Under the BHCA, the Federal Reserve is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. The list of activities determined by regulation to be closely related to banking within the meaning of the BHCA includes, among other things: operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers checks and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

     Interstate Banking. The Federal Reserve must approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve may not approve the acquisition of a bank that has not been in existence for the minimum time period, not exceeding five years, specified by the statutory law of the host state. Nor may the Federal Reserve approve an application if the applicant, and its depository institution affiliates, controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. Federal law does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the federal law.

     The Federal banking agencies are authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks adopted a law prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above.

     Dividends. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company's capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a company experience serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve, the Federal Reserve may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized" under the prompt corrective action regulations.

     Stock Repurchases. Bank holding companies, except for certain "well-capitalized" and highly rated bank holding companies, are required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by, or written agreement with, the Federal Reserve.

     In October 1999, the Company approved a stock repurchase program authorizing the repurchase of up to 225,000 shares or approximately 5% of the Company's outstanding common stock. Shares may be purchased from time to time depending upon market conditions, price and other management considerations. In 1999, the Company had repurchased 8,500 shares. As of March 29, 2000, the Company has repurchased a total of 18,500 shares.

     Capital Requirements. The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for the Bank. The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $150 million or more in total consolidated assets.

     The Company's total risk-based capital must equal 8% of risk-weighted assets and one half of the 8%, or 4%, must consist of Tier 1 (core) capital. As of December 31, 1999, the Company's total risk-based capital was 11.08% of risk-weighted assets and its risk-based capital of Tier 1 (core) capital was 9.83% of risk-weighted assets.

                    FEDERAL AND STATE TAXATION

Federal Taxation

     General. The Company and its subsidiaries report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company or the Bank.

     Bad Debt Reserves. Historically, savings institutions such as the Bank, which met certain definitional tests primarily related to their assets and the nature of their businesses, were permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions may, within specified formula limits, have been deducted in arriving at the Bank's taxable income. For purposes of computing the deductible addition to its bad debt reserve, the Bank's loans are separated into "qualifying real property loans" (i.e., generally those loans secured by interests in residential real property) and all other loans ("non-qualifying loans"). The following formulas were used to compute the bad debt deduction with respect to qualifying real property loans: (i) actual loss experience or (ii) a percentage equal to 8% of taxable income. The deduction with respect to non-qualifying loans was computed under the experience method. Reasonable additions to the reserve for losses on non-qualifying loans were based upon actual loss experience and would reduce the current year's addition to the reserve for losses on qualifying real property loans, unless that addition was also determined under the experience method. The sum of the additions to each reserve for each year was the Bank's annual bad debt deduction.

     The provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all financial institutions for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Bank has previously recorded a deferred tax liability equal to the bad debt recapture and as such the rules will have no effect on the net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Bank's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Bank is a "large" association (assets in excess of $500 million), on the basis of net charge-offs during the taxable year. The rules allow an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institution's average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders. First Mutual did not meet the residential loan requirement for the taxable years ending December 31, 1997, 1998 and 1999.

     Distributions. If a stock institution distributes amounts to stockholders and the distribution is treated as being from its accumulated bad debt reserves, the distribution will cause the institution to have additional taxable income. A distribution to stockholder is deemed to have been made from accumulated bad debt reserves to the extent that (i) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (ii) the distribution is a "non-dividend distribution." A distribution in respect of stock is a non-dividend distribution to the extent that, for federal income tax purposes, (i) it is redemption of shares, (ii) it is pursuant to a liquidation or partial liquidation of the institution, or
(iii) in the case of current distribution, together with all other such distributions during the taxable year, it exceeds the institution's current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a non-dividend distribution is an amount that, when reduced by tax attributable to it, is equal to the amount of the distribution.

     Minimum Tax. In addition to regular corporate income tax, corporations are subject to an alternative minimum tax which generally is equal to 20% of alternative minimum taxable income (taxable income, increased by tax preference items and adjusted for certain regular tax items). The preference items which are generally applicable include an amount equal to 75% of the amount by which a financial institution's adjusted current earnings (generally alternative minimum taxable income computed without regard to this preference and prior to reduction for net operating losses) exceed its alternative minimum taxable income without regard to this preference and the excess of the institution's bad debt deduction over the amount deductible under the experience method, as discussed below. Alternative minimum tax paid can be credited against regular tax due in later years.

     First Mutual's federal income tax returns have been audited through 1991, and no additional taxes have been assessed.

State Taxation

     The Bank is subject to a business and occupation tax which is imposed under Washington law at the rate of 1.5% of gross receipts. However, interest received on loans secured by first lien mortgages or deeds of trust on residential properties is not subject to such tax.

     Reference is made to Note 11 of the Notes to Consolidated Financial Statements in the Annual Report to Shareholders for additional information regarding income taxes payable by the Bank.

Competition

     The Bank's competition for savings deposits comes from securities brokerage firms and other financial institutions, many of which have greater resources than the Bank. In addition, during times of low interest rates the Bank experiences significant competition for investors' funds from stock and bond mutual funds that yield total returns higher than those paid by the Bank on savings deposits.

     The Bank competes for deposits principally by offering depositors a wide variety of savings programs, convenient branch locations, preauthorized payment and withdrawal systems, on-line banking services tax deferred retirement programs, and miscellaneous services such as money orders and travelers checks.

     The Bank's competition for real estate and other loans comes principally from mortgage banking companies, savings banks, savings and loan associations, commercial banks, insurance companies and other institutional lenders. The Bank competes for loan originations primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers, real estate brokers and builders. The competition for loans encountered by the Bank, as well as the types of institutions with which the Bank competes, varies from time to time depending upon certain factors. Conditions which affect competition include, among others, the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, volatility in the mortgage markets and other factors which are not readily predictable.

Employees

     At December 31, 1999, First Mutual employed 121 full-time and 20 part-time employees. First Mutual employees are not represented by any collective bargaining agreement. Management considers its relations with its employees to be good.

Item 2. Properties
------------------

    The following table provides the location of the Bank's offices, as well as certain information relating to these offices.



                                                                                        Lease
                                                  Book Value                   --------------------------
                                           Total    As of                                         Date of
                                          Cost of December    Square  Owned/   Initial  Termi-    Renewal
                            Year Opened   Assets  31, 1999    Feet    Leased   Lease    nation    Terms
                            -----------   ------  --------    ----    ------   -----    ------    -------
                                                             (Dollars in Thousands)
Branch Locations:
-----------------
Bellevue Office &
 Administrative Offices     October 1985  $ 1,741   $605     14,903  Leased  June 15,   May 31,  One five-
 400 1085h Avenue NE                                                         1985       2007     year option
 Bellevue, WA 98004
 (Originally opened 1952)

Issaquah Office             December 1977     701    314      2,860  Owned     --           --          --
 855 Rainier Blvd. N.
 Issaquah, WA  98027
 (Originally opened
 November 1965)

                                  (table continued on following page)

                                                    29

                                                                                               Lease
                                                  Book Value                   --------------------------
                                           Total    As of                                         Date of
                                          Cost of December    Square  Owned/   Initial  Termi-    Renewal
                            Year Opened   Assets  31, 1999    Feet    Leased   Lease    nation    Terms
                            -----------   ------  --------    ----    ------   -----    ------    -------
                                                             (Dollars in Thousands)
Monroe Office               April 1993      1,534  1,133      5,415  Owned     --           --          --
 19265 State Route 2
 Monroe, WA 98272
 (Originally opened
 April 1968)

Crossroads Office           September 1969    412    150      2,972  Owned     --           --          --
 15635 N.E. 8th Street
 Bellevue, WA  98008

Redmond Office              December 1977   1,226    581      6,474  Owned     --           --          --
 16900 Redmond Way
 Redmond, WA 98052

Ballard Office              June 1994         183     28      1,700  Leased  March 25,  June 1,  One three-
  2038 N.W. Market St.                                                       1994       2001     year option
  Seattle, WA  98107

West Seattle Office         July 1996         306    102      2,200  Leased  March 1,   February  Two five-
  4520 California                                                            1996       28, 2001  year
  Ave., S.W.                                                                                      options
  Seattle, WA 98116

Bellevue West Office        July 1997       2,699  2,499      9,190  Owned      --        --         --
  10001 NE 8th Street
  Bellevue, WA 98004

Bellingham Branch and       March 1998        164    100      1,700  Leased  February   February  Three
  Loan Office                                                                14, 1998   14, 2003  five-year
  1100 Harris Street                                                                              options
  Bellingham, WA 98225

Loan Production Offices:
------------------------
Tacoma Loan Office          January 1999       11      4        300  Leased  January 1, December  Month to
 2323 N 31st St., Suite 200                                                  1999       2001      month
 Tacoma, WA 98043                                                                                 after
 (Originally opened                                                                               initial
 October 1996)                                                                                    term



Salem Office               October 1999        24      11      820  Leased  October 4, October 31,      --
 401 Ratcliff Drive, SE,                                                      1994       2001
 Suite 170
 Salem, OR 97301
 (Originally
 opened November 1999)





     The Bank reviews the utilization of its properties on a regular basis and believes that it has adequate facilities for current operations.

     The Bank regularly analyzes demographic and geographic data as well as information regarding the Bank's competitors and its current loan and deposit customers in order to locate potential future bank sites. Specific criteria is gathered for each potential geographic area identified. The criteria is then weighted as to importance to the Bank, its customers and its target market and a ranking is made of the various locations under analysis.

     The Bank may open new branches from time-to-time, and on a selective basis, depending on the availability of capital resources, the locations potential for growth and profitability, and if the business model for the branch is favorable. The Bank intends to open an office in Kirkland, Washington in mid-year 2000.

Item 3.  Legal Proceedings
--------------------------

     At December 31, 1999, First Mutual was not engaged in any litigation which in the opinion of management, after consultation with its counsel, would exceed 10% of the equity capital accounts of the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                             PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

     The information contained under the caption "Stock Information" in the Annual Report is incorporated herein by reference.

     The following table provides the cash dividends declared by the Company (and the Bank as its predecessor) during the last three fiscal years. All amounts have been adjusted for stock dividends and the dilutive effect of stock options.

                   Fiscal    Fiscal     Fiscal     Fiscal     Fiscal
Quarter Ending      1999      1998       1997       1996       1995
--------------      ----      ----       ----       ----       ----
Fiscal year        $.200     $.600      $.501      $.105      $.198
March 31            .050      .450       .029       .027       .021
June 30             .050      .050       .034       .026       .021
September 30        .050      .050       .034       .026       .021
December 31         .050      .050       .404       .026       .135

Item 6.  Selected Financial Data
--------------------------------

     The information contained in the section captioned "Selected Financial Data" in the Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------------

     The information contained under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk Sensitive Instruments" in the Annual Report is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

     The financial statements contained in the Annual Report, which are listed under Item 14 herein, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-----------------------------------------------------------------------------

     Not applicable.

                              Part III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

     The information contained under the section captioned "Proposal 1. Election of Directors" in the Company's Proxy Statement is incorporated herein by reference. Reference is made to the cover page of this report for information regarding compliance with Section 16(a) of the Exchange Act.

     The following table sets forth certain information with respect to the executive officers of the Company and the Bank.

                   Age at
                  December                        Position
                             -------------------------------------------
Name              31, 1999            Company             Bank
----              --------            -------             ----
John R. Valaas       55       President and Chief         President and
                              Executive Officer           Chief Executive
                                                          Officer

Roger A. Mandery     57       Executive Vice President    Executive Vice
                              and Treasurer               President - Chief
                                                          Financial Officer,
                                                          Treasurer and
                                                          Assistant Secretary

James R. Boudreau    52                                   Senior Vice
                                                          President -
                                                          Chief Credit
                                                          Officer

Kenneth J. Walkky    51                                   Vice President -
                                                          Income Property
                                                          Production Manager

Kari Stenslie        35       Vice President -            Vice President -
                              Controller                  Controller

Robin R. Carey       42                                   Vice President -
                                                          Operations and
                                                          Administration

Scott Harlan         38                                   Vice President -
                                                          Residential and Con-
                                                          sumer Lending

Ronald P. Werth      52                                   Vice President -
                                                          Business Banking
                                                          Manager

     The following is a description of the principal occupation and employment of the executive officers of the Bank during at least the past five years:

     JOHN R. VALAAS is the President and Chief Executive Officer for First Mutual Bank and First Mutual Bancshares, Inc. Prior to his appointment as President of the Bank, Mr. Valaas was Senior Vice President and manager of the Commercial Financial Services Division at Seafirst Bank where he was employed from 1983 to 1992. Mr. Valaas has over 28 years of experience in commercial banking.

     ROGER A. MANDERY, CPA, is Executive Vice President for First Mutual Bank and First Mutual Bancshares, Inc. Prior to serving in that capacity, from March 1984 to 1989, he was Senior Vice President of Finance.

Mr. Mandery serves as the Bank's Chief Financial Officer and in this capacity is responsible for the Bank's treasury, accounting, internal audit, asset/ liability, and consumer and retail banking functions.

     JAMES R. BOUDREAU is First Mutual's Senior Vice President and Chief Credit Officer; he has been employed by the Bank since 1975. He is responsible for overseeing lending policies for all lending areas of the Bank. He chairs the Bank's Loan Committee and supervises the asset management and residential underwriting departments.

     KENNETH J. WALKKY, CPA, joined First Mutual in September 1990 as Vice President and Manager of Income Property Lending. He is responsible for income property and construction lending production. Prior to joining the Bank, he served as Vice President and Northern Regional Manager of Commercial Real Estate Lending, Puget Sound National Bank, where he was employed from 1983 to 1990. He was a Vice President at Seafirst Bank from 1980 to 1983. Mr Walkky is also a Washington State certified general appraiser.

     KARI STENSLIE, CPA, CMA, is the Vice President and Controller for First Mutual Bank and First Mutual Bancshares, Inc. and has been employed by the Bank since 1988. She is responsible for the Bank's accounting systems financial reporting, tax accounting, and operational analysis functions.

     ROBIN R. CAREY is First Mutual's Vice President of Operations and Administration and has been employed by the Bank since 1979. She is responsible for overseeing central banking operations, facilities, loan servicing, income property operations, and human resources.

     SCOTT HARLAN is the Bank's Vice President of Residential and Consumer Lending and has been employed by the Bank since 1985. He is responsible for the home equity, consumer, wholesale residential lending, secondary marketing, and the information systems departments.

     RONALD P. WERTH joined First Mutual in February 1996 as Vice President and Manager of Business Banking. He is responsible for all aspects of Business Banking including business development and administration. From 1988 to 1995 he served as Vice President - Finance for two privately owned companies. Prior to that, he served as Vice President for the Corporate Banking Division at Seafirst Bank where he was employed from 1973 to 1988.

Item 11.  Executive Compensation
--------------------------------

     The information required by this item is incorporated by reference to the section captioned - "Proposal I -Executive Compensation" in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The information required by this item is incorporated herein by reference to the sections captioned "Proposal 1. Election of Directors" and "Principal Shareholders" in the Company's definitive proxy statement for the Company's 2000 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information required by this item is incorporated by reference to the section captioned - "Proposal I -Meetings, Compensation, Relationships and Certain Committees of the Board of Directors" in the Proxy Statement.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------
(a)(1) Consolidated Financial Statements (*)
       -------------------------------------
       Independent Auditors' Report
       Consolidated Statements of Financial Condition at December 31, 1999 and
         1998
       Consolidated Statements of Income for the three years ended December
         31, 1999
       Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1999
       Consolidated Statements of Cash Flows for the three years ended
         December 31, 1999
       Notes to Consolidated Financial Statements

   (2) All required financial statement schedules are included in the Notes to Consolidated Financial Statements.

(b) A Form 8-K was filed on November 10, 1999 in connection with the holding company reorganization.

(c)    Exhibits
       --------
       (3)    a.  Articles of Incorporation (a)
              b.  Bylaws (a)
      (11) Statement regarding computation of per share earnings. Reference is made to the Company's Consolidated Statements of Income attached hereto as part of Exhibit 13, which are incorporated herein by reference.
      (13)    1999 Annual Report to Shareholders.
      (21)    Subsidiaries
-------------------
(*) Incorporated by reference from 1999 Annual Report to Shareholders attached hereto as Exhibit 13.
(a) Incorporated by reference to the Current Report on Form 8-K filed with the SEC on November 10, 1999.

                            SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FIRST MUTUAL BANCSHARES, INC.

DATE:  March 29, 2000            BY: /s/John R. Valaas
                                     -----------------------------------
                                     John R. Valaas, President and Chief
                                     Executive
                                     Officer and Duly Authorized
                                     Representative

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/Roger A. Mandery                  By:/s/Victor E. Parker
  ------------------------------            ----------------------------
  Roger A. Mandery                          Victor E. Parker
  Principal Financial Officer               Director

Date:  March 29, 2000                    Date:  March 28, 2000

By: /s/Kari A. Stenslie                   By:/s/George W. Rowley, Jr.
  ------------------------------            ----------------------------
  Kari A. Stenslie                          George W. Rowley, Jr.
  Principal Accounting Officer              Director

Date:  March 29, 2000                    Date:  March 28, 2000

By: /s/F. Kemper Freeman, Jr.            By:/s/Richard S. Sprague
  ------------------------------            ----------------------------
  F. Kemper Freeman, Jr.                    Richard S. Sprague
  Chairman of the Board                     Director

Date:  March 27, 2000                    Date:  March 27, 2000

By: /s/James J. Doud, Jr.                By: /s/John R. Valaas
  ------------------------------             ---------------------------
  James J. Doud, Jr.                         John R. Valaas
  Director                                   Director

Date:  March 27, 2000                    Date:  March 29, 2000

By:                                      By:
   ----------------------------             ---------------------------
   Mary Case Dunnam                          H. Scott Wallace
   Director                                  Director

Date:  March   , 2000                    Date:  March   , 2000
             --                                       --
By:                                      By: /s/Robert C. Wallace
   ------------------------------            --------------------------
   Janine Florence                           Robert C. Wallace
   Director                                  Director

Date:  March   , 2000                    Date:  March   , 2000
             --                                       --

                            EXHIBIT 13

                1999 Annual Report to Shareholders

                             FIRST MUTUAL
                              BANCSHARES
                             INCORPORATED

                                1999
                               ANNUAL
                               REPORT

Corporate Profile

     First Mutual Bancshares, Inc. (the "Company") is based on the Eastside, the area immediately east of Seattle and Lake Washington that includes parts of King and Snohomish counties. It is the holding company for First Mutual Bank, its principal subsidiary. First Mutual Bank's primary lending market serves citizens of the Eastside and the I-5 corridor, which stretches from Bellingham, Washington, on the north to Salem, Oregon, on the south. The nine branches of this state-chartered, FDIC-insured bank are located in Bellevue (three), Ballard, Bellingham, Redmond, Issaquah, Monroe and West Seattle. In addition, commercial real estate loan production offices are located in Tacoma, Washington, and Salem, Oregon.

     Operating income is derived primarily from real estate lending activities. First Mutual Bank also makes consumer and small business loans and sells a range of depository and other financial services.

     First Mutual Bank converted to an FDIC-insured mutual savings bank in 1968. It originally was chartered as a savings and loan association when it opened in 1953. In December 1985 the Bank converted to a stock FDIC savings bank and completed its initial public offering of common stock. The holding company, First Mutual Bancshares, Inc., was formed in October 1999.

     In 1999 the Company's net income increased 15.2 percent to $6.0 million, or $1.26 diluted earnings per share, up from $5.2 million, or $1.09 diluted earnings per share, in 1998. Net interest income for 1999 was $19.0 million, while deposits totaled $400 million, and total assets were $581 million at year-end 1999.

     The Company's common stock trades on The Nasdaq Stock Market under the symbol FMSB.



     Financial Highlights
                                            1999             1998             1997             1996
     -------------------------------------------------------------------------------------------------------
     Total assets                      $581,116,306     $489,230,139     $445,762,440     $416,832,072
     Net income                          $6,000,348       $5,207,696       $4,518,680       $3,914,648
     Net interest income*               $18,219,694      $16,646,362      $14,829,996      $11,850,706
     Diluted earnings per share**             $1.26            $1.09            $0.97            $0.85
     Book value per share**                   $8.42            $7.42            $6.75            $6.15
     Return on average assets                  1.12%            1.11%            1.05%            1.01%
     Return on average equity                 16.22%           15.95%           15.57%           15.33%
     Shares outstanding**                 4,672,636        4,672,003        4,537,750        4,452,971

 *  After provision for loan losses.
**  Adjusted for a 20% stock dividend paid April 3, 1996, a 10% stock dividend paid July 2, 1997, a three-for-two stock split paid November 5, 1997, and a 10% stock dividend paid May 5, 1999.


Letter to Shareholders

Dear Fellow Shareholder:

     First Mutual Bancshares, Inc. includes the results of First Mutual Bank, which ended 1999 with record earnings and notably high performance ratios. The final quarter of the year marked our 29th consecutive quarter of record year-over-year earnings gains. Net income for 1999 increased 15 percent to $6.0 million, and diluted earnings per share rose 16 percent to $1.26, compared with $1.09 for 1998.

     Total assets also reached record levels, rising to $581 million from $489 million at the end of 1998. We are less interested in the absolute level of assets, however, than we are in their earning power and their quality. With regard to the latter, we once again are pleased to report that non-performing assets were only $352,000 at the end of 1999, or .06 percent of total assets.

     One of the primary measures of earning power by which we judge ourselves is return on equity, a measure of how efficiently shareholder funds are used. For 1999 our return on equity was a record 16.22 percent.

     A full discussion of First Mutual's financial performance may be found in the Management's Discussion and Analysis section, beginning on page 5.

Strategies for Change

     Over the past several years we have discussed the strategic evolution of First Mutual's balance sheet. It may be useful to review that evolution in this communication.

     Several years ago the Board made a strategic commitment to fundamentally alter First Mutual's balance sheet by reducing the portfolio's reliance on single-family home loans. In 1990 single-family home loans were 73 percent of the loan portfolio. At the end of 1999 they were approximately 21 percent of the portfolio.

     The goal was to develop strong, multiple lines of business that would provide superior levels of earnings and portfolio diversification. This process had already begun in the mid-1980s when a department was formed to underwrite small commercial real estate loans. Substantial resources have been devoted to our Income Property Department and, today, small commercial real estate loans represent 64 percent of our loan portfolio.

     In 1996 we established our Business Banking Department, which targets companies with credit needs in excess of $100,000. Business loans now are 6.2 percent of our portfolio. To complement the customer set targeted by Business Banking, we formed the Small Business Department this year. It will provide credit solutions to those smaller enterprises whose needs are less than $100,000. We are confident that the extensive relationships established between our branch teams and the businesses in their communities provide a strong foundation on which to grow our Small Business product line.

     As noted in last year's letter, our Consumer Lending Department has added basic product lines aimed at the individual with borrowing needs, beginning with home equity loans. We also provide direct consumer loans as well as indirect consumer financing. Indirect consumer loans are granted through a select set of home improvement dealers located in Washington and Oregon.

     Finally, in 1999 we established our Private Banking Department, which focuses on higher-income, higher-net-worth individuals who are seeking extraordinary levels of personalized service from their financial institution. We have piloted this program successfully in our primary market region east of Lake Washington and have been gratified by its early success.

     To provide better access to our financial services, we began offering on-line banking to our customers in 1999. Interest in this product has been high, as it adds another level of convenience for many customers to do their banking with us. In that capacity it serves as an adjunct to the high levels of service we provide in person in our branches.

     In recent years First Mutual has evolved from being primarily a transactional provider of home mortgage loans to being a relationship-oriented institution that can provide any individual or company with all the financial products they need. As we have discussed consistently, over the years, we believe strong, responsive relationships with our customers are the key to profitable expansion of First Mutual. It is what differentiates us. Over time very large financial institutions will provide a range of products that, in effect, will be offered in a mass production fashion. The success of community financial institutions like First Mutual will be based on competitively priced products provided with a very high level of personal service.

First Mutual Bancshares, Inc.

     During 1999 we took the important step of establishing a holding company. At the same time we changed the name of the bank subsidiary from First Mutual Savings Bank to First Mutual Bank. First Mutual Bancshares owns all of First Mutual Bank. The holding company structure provides us with more flexibility to take advantage of growth opportunities that continue to become available to us in our robust Pacific Northwest marketplace.

Dynamic Regional Economy

     First Mutual Bank, with its headquarters in Bellevue, Washington, is situated in a market that has experienced some of the most dynamic growth of any area in the United States. While growth may slow somewhat in 2000, we continue to expect significant job creation and growth in income levels. Our market is home to the world's largest and most successful software company, the world's largest on-line retailer, and the world's largest airplane manufacturer. These entities, their spin-offs, and all the associated wealth created by them are exceptionally strong engines for economic growth. We believe First Mutual Bank is well situated to take advantage of the opportunities that lie ahead.

          /s/F. Kemper Freeman, Jr.
          F. Kemper Freeman, Jr.
          Chairman of the Board

          /s/John R. Valaas
          John R. Valaas
          President/CEO

          February 1, 2000

In this Annual Report to Shareholders, First Mutual Bancshares, Inc. (the "Company") has included certain forward-looking statements concerning its future operations. It is the Company's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all forward-looking statements contained in this Annual Report to Shareholders. Sentences containing words such as "may," "will," "expect," "anticipate," "believe," "estimate," "optimistic," "hopeful," "should," "projected," or similar words may constitute forward-looking statements. Although the Company believes that the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business and operations, risks and uncertainties may cause actual results to differ materially from these expectations. Factors which could affect actual results include interest rate trends, the general state of the economy in the Company's market area and the country as a whole, the impact of competitive products, services and pricing, the ability of the Company to control costs and expenses, loan delinquency rates, and legislative, regulatory and accounting changes affecting the banking and financial services industry. These risks and uncertainties should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Also, there are other risks and uncertainties discussed from time to time in the Company's SEC securities filings. The Company and the Bank disclaim any obligation publicly to announce future events or developments which affect the forward-looking statements herein.

Management's Discussion and Analysis of Financial
Condition and Results of Operations

     The information contained in this section should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements.

Formation of the Bank Holding Company

     First Mutual Bancshares, Inc. (the "Company"), a Washington corporation, is a holding company primarily engaged in the business of planning, directing, and coordinating the activities of its wholly-owned subsidiary, First Mutual Bank (formerly First Mutual Savings Bank). On October 26, 1999, First Mutual Savings Bank converted into the holding company form of ownership in a tax-free reorganization. In the reorganization, First Mutual Savings Bank changed its name to First Mutual Bank and became the wholly-owned subsidiary of the Company. First Mutual Bank is also referred to as the "Bank" in this report.

Financial Highlights

     First Mutual Bank's performance in 1999 reflects another year of record earnings, solid asset growth, and excellent credit quality.

     Net income was up 15.2%, totaling $6,000,000, or $1.26 per diluted share, which compares to $5,208,000, $1.09 per diluted share, in 1998, and $4,519,000, $0.97 per diluted share, in 1997. Net income in 1999 was influenced by a favorable increase in net interest income, which was partially offset by a decline in other operating income. Net interest income in 1999 improved to $19.0 million from $17.4 million in 1998, an increase of 9.4%, compared to an increase of $1.6 million, or 10.1%, from 1997 to 1998. Net interest income in 1997 totaled $15.8 million, up 16.6% from the previous year. Other operating income fell 8.7%, from $3,230,000 in 1998 to $2,949,000 in 1999. In prior years other operating income has experienced gains, jumping 89.3% in 1998 and a more modest 3.9% increase in 1997.

     Contributing to record earnings for 1999 was the successful growth in assets, which increased $92 million, or 18.8%. By comparison, the growth in assets in 1998 was $43 million, or 9.8%. Those figures compare to the national average for asset growth for FDIC-insured savings institutions of 6.1% for 1998 and an increase of 8.8% for the 12 months ending September 1999. The growth in assets occurred in both the investment securities and loan portfolios. Investment securities increased 28.4%, from $82,101,000 in 1998 to $105,406,000 in 1999. The growth in securities from

     [Bar graph]:

     1997        $4,519
     1998        $5,208
     1999        $6,000

     Net Income/Dollars in Thousands

1997 to 1998 was also significant, rising $17 million, or 25.4%. Portfolio loans (loans receivable) increased dramatically in 1999 to $457,981,000, a growth of 25.4% from 1998's balance of $365,104,000. The comparative increase the prior year was 2.3%, or $8.3 million. Partially offsetting the rise in portfolio loans was a decrease in loans held for sale, which are loans pending delivery into the mortgage-backed secondary market. Loans held for sale fell 90.1%, from $27,371,000 in 1998 to $2,710,000 in 1999. In contrast to 1999, loans held for sale in 1998 rose dramatically, from $8,422,000 in 1997 to $27,371,000 in 1998. The rapid growth and contraction in loans held for sale reflects the "refinance boom" experienced in the mortgage market.

     The Bank's non-performing assets continued to remain at exceptionally low levels. Non-performing assets increased slightly to $352,000, from $336,000 in 1998. As a percent of assets, non-performing assets totaled .06% in 1999 versus .07% the previous year.


Rate Volume Analysis
(Dollars in thousands)
                                1999 vs. 1998          1998 vs. 1997                 1997 vs. 1996
                        Increase (decrease) due to  Increase (decrease) due to  Increase (decrease) due to
                                          Total                       Total                        Total
                        Volume    Rate    Change    Volume    Rate    Change    Volume   Rate     Change
------------------------------------------------------------------------------------------------------------
Interest Income
 Investments:
  Mortgage-backed and
   related securities  $ 2,474   $  (448) $ 2,026  $  (376)  $   (42) $   (418) $   (455) $    33  $   (422)
  Interest-earning
   deposits with banks     (21)       (4)     (25)    (408)        1      (407)      473      (44)      429
  Other equity invest-
   ments                    45       (17)      28       26        (1)       25        24       (5)       19
  U.S. Treasury and
   government agencies     281      (169)     112      319       (17)      302     1,018      139     1,157
                       -------   -------   ------  -------   -------  --------  --------  -------  --------
    Total investments    2,779      (638)   2,141     (439)      (59)     (498)    1,060      123     1,183
 Loans:
  Residential           (1,975)      (78)  (2,053)    (523)     (376)     (899)   (1,052)     126      (926)
  Residential
    construction           200      (207)      (7)     761       (82)      679       382      153       535
  Multifamily            1,805      (659)   1,146    1,942      (348)    1,594     1,138      (40)    1,098
  Multifamily
   construction            307      (119)     188     (115)       22       (93)      320       23       343
  Commercial and
   commercial real
   estate                1,985      (722)   1,263    1,398      (264)    1,134     1,967       51     2,018
  Commercial real
   estate construction      91       (44)      47      353       (30)      323       (40)     (97)     (137)
  Other                    372         6      378      526        53       579       370       60       430
                       -------   -------   ------  -------   -------  --------  --------  -------  --------
    Total loans          2,785    (1,823)     962    4,342    (1,025)    3,317     3,085      276     3,361
                       -------   -------   ------  -------   -------  --------  --------  -------  --------
      Total interest
        income           5,564    (2,461)   3,103    3,903    (1,084)    2,819     4,145      399     4,544

Interest Expense
 Deposits:
  Money market deposit
   and checking            586       (57)     529      573        43       616       266       38       304
  Regular savings          (53)      (37)     (90)     (97)      (25)     (122)     (100)      (2)     (102)
  Time deposits           (639)   (1,078)  (1,717)   1,670       (63)    1,607     2,939     (235)    2,704
                       -------   -------   ------  -------   -------  --------  --------  -------  --------
    Total deposits        (106)   (1,172)  (1,278)   2,146       (45)    2,101     3,105     (199)    2,906
 FHLB advances and other 3,150      (397)   2,753     (834)      (38)     (872)     (672)      55      (617)
                       -------   -------   ------  -------   -------  --------  --------  -------  --------
    Total interest
     expense             3,044    (1,569)   1,475    1,312       (83)    1,229     2,433     (144)    2,289
                       -------   -------   ------  -------   -------  --------  --------  -------  --------
    Net interest
     income            $ 2,520   $  (892)  $1,628  $ 2,591   $(1,001) $  1,590  $  1,712  $   543  $  2,255
                       =======   =======   ======  =======   =======  ========  ========  =======  ========



RESULTS OF OPERATIONS

Net Interest Income

     Net interest income, which increased 9.4% from the prior year, is influenced by changes in the volume and mix of earning assets and funding sources and the market rate of interest.

     Earning assets rose $93 million, or 19.6%, in 1999, following increases of 10.1% and 6.3% in 1998 and 1997, respectively. The contribution to net interest income from the growth in assets totaled $2,520,000 in 1999. Offsetting that contribution was a decrease of $892,000, resulting from an unfavorable change in interest rates. In 1998 the growth in earning assets increased net interest income by $2,591,000, which also was in part offset by an adverse change in rates amounting to $1,001,000. Net interest income in 1997 was increased by both a growth in earning assets, which added $1,712,000, and a positive trend in interest rates, which contributed $543,000.

     The net interest margin declined in 1999 to 3.66%, from 3.85% the previous year, and 3.78% in 1997. The drop in the net interest margin in 1999 is attributable to a greater decline in the interest income ratio than the corresponding figure for the interest expense ratio. The interest income ratio (interest income/average-earning assets) fell from 8.67% in 1998 to 8.13% in 1999, a decrease of .54%. During the same period the interest expense ratio (interest expense/average deposits and borrowings) only declined .37%. One of the factors that contributed to the decrease in the net interest margin was the Bank's 28.4% increase in investment securities. The yield from the investment securities portfolio is significantly less than that received from the loan portfolio; for example, investment securities at year-end 1999 had an average return of 6.15% as compared to 8.29% for the loan portfolio.

     Also contributing to the decline in the net interest margin in 1999 was the rise in short-term interest rates. The one-year Treasury rate, for example, increased from 4.59% on December 31, 1998, to 6.11% at year-end 1999. Because the Bank was negatively gapped (which is more liabilities repricing within a one-year period than assets) at year-end 1998 by .84%, and further negatively gapped by 15.3% at December 1999, the rise in short-term interest rates worked to the Bank's disadvantage.

     In 1998 the net interest margin increased to 3.85% from 3.78% the previous year. The net interest margin rose that year even though the Bank was negatively gapped and the impact from the change in interest rates was adverse. The cause of that anomaly was a change in the mix between the loan and securities portfolios. The securities portfolio's average quarterly balance declined 2.4%, while the same measure for loans rose 12.5%. The combination of these changes created a condition in which the net interest margin increased on a year-to-year comparison, while the overall effect from interest rates was negative.

     The outlook for 2000 is influenced by the effect of trends in interest rates and the Bank's ability to successfully increase earning assets. Although 84% of the Bank's loan portfolio is comprised of adjustable-rate loans, the balance of the portfolio is invested in fixed-rate instruments. In addition, most of the securities portfolio is comprised of fixed-rate instruments. During periods of rising rates, as we experienced in 1999, the net interest margin is compressed as funding costs rise faster than yields on assets.

     If interest rates continue to rise, it is likely that the net interest margin will further decline. Management, however, is cautiously optimistic that some or all of that decline could be offset through the growth in assets. Although future results cannot be predicted based upon past performance, the Bank has increased its assets by 13.7%, compounded per year, for the past five years. The comparative national average for FDIC-insured institutions is 6.76%, compound growth, for the five years ended in 1998.

Other Operating Income

     Other operating income fell in 1999 to $2,949,000, from $3,230,000 the previous year. The comparable figure for 1997 was $1,706,000. The disappointment in 1999 was primarily due to a decline in mortgage banking activities and the resulting decrease in gain on sales of loans. Adversely affecting all three years was the decline in net service fee income, which has decreased from $805,000 in 1997 to $469,000 in 1999.

     Gain on Sales of Loans. Gain on sales of loans fell 17.2% to $1,452,000 in 1999, after rising sharply in 1998 to $1,753,000, from $140,000 in 1997.
Gain on sales of loans is heavily influenced by residential loan volume, which in turn benefited from the "refinance boom" experienced in 1998 and the first half of 1999. Gain on sales of loans is composed of three elements: sale of mortgage servicing rights, secondary market fees, and capitalization of mortgage servicing rights.

     The net gain on sale of servicing rights amounted to $1,530,000 in 1999, down $452,000, or 22.8%, from $1,982,000 the previous year. There were no sales of a similar nature in 1997. The sale of servicing rights totaled $110 million in 1999, as compared to $178 million the previous year. In addition, the sale of servicing rights in 1999 declined substantially on a quarterly sequential basis. In the first quarter of 1999 the sale of servicing rights totaled $32 million, with the sale in the second quarter rising to $40 million, falling to $28 million in the third quarter, and further dropping to $10 million in the fourth quarter. The projected sale for the first quarter of 2000 is $7 million.

     The amount and profit of sales executed in 2000 will depend on residential loans originated, both in terms of amount and mix of loans. The total number of loans closed and type of loans originated is heavily influenced by the nature of the interest rate yield curve and whether or not long-term rates are generally rising or falling. Rising rates, as we experienced in 1999, usually have an adverse affect upon the amount of residential loans originated.

     Although it is the Bank's intent to sell servicing rights in 2000, sales in subsequent years could be materially reduced or eliminated if the Bank believes that it is in the best interest of the institution to retain the servicing rights and the annuity-like fee income attendant with those rights.

     Secondary market fees are the cash gains or losses from the sale of loans into the secondary market. Cash losses in 1999 totaled $351,000 on loan sales of $110 million. In 1998 the cash losses amounted to $426,000 on sales of $198 million. The comparable figure for 1997 was a loss of $5,000 on sales of $98 million. The more favorable results achieved in 1999 and 1997 are attributable to fewer loan sales than in 1998. Nineteen-ninety-seven also benefited from the sale of $4 million in income property loans. The margin for income property loans is significantly greater than that for residential loans.

     Beginning in 1996 the Bank adopted a new accounting procedure that requires the capitalization of mortgage servicing rights. The amount recognized as income in 1999 totaled $273,000, which compares to $197,000 in 1998, and $145,000 in 1997. The rise in 1999 is largely the result of an increase in valuations of servicing rights as compared to previous years.

     Servicing Fees, Net of Amortization. Servicing fee revenue is sensitive to amortization expense, the

     [Bar graph]

             1997          $213
             1998          $380
             1999          $310

             Loan Production/Dollars in Millions
spread realized on the servicing portfolio and, of course, the size of the portfolio.

     In 1999 gross fee income (net of guarantor fees) received from the mortgage servicing portfolio totaled $622,000. Deducted from those gross fees was amortization expense of $153,000. In 1998 gross fees totaled $742,000, and amortization expense amounted to $268,000. The comparable figures for 1997 were $1,055,000 and $250,000, respectively.

     Amortization expense is largely impacted by the early prepayment of loans. In 1999 principal prepayments totaled $51 million, or 17% of the year-end 1998 servicing portfolio balance. The prepayment rate was greater in 1998, with $78 million in loan principal repaid, an amount equal to 21% of the 1997 year-end servicing balance. The results for 1997 were better than either of the two subsequent years principal prepayments totaled $50 million and represented 13% of the 1996 year-end servicing portfolio.

     Also impacting servicing fee income is the spread realized from the servicing portfolio. The spread is the difference between the total loan interest received from the borrower and the amount remitted to the investor. The Bank retains the spread as compensation for servicing the loan on behalf of the investor. In 1999 the spread on the $231 million average servicing portfolio equaled .27%. In contrast, the servicing portfolio averaged $324 million in 1998 and carried a spread of .23%. The comparable figures for 1997 were $375 million for the servicing portfolio and .28% for the servicing spread.

     The drop in the servicing portfolio in 1999 contributed to the decline in service fee income. As was noted earlier, it is the Bank's current position to sell mortgage servicing rights as they are originated. This practice will most likely lead to a continued decline in the mortgage servicing portfolio, and a further decrease in service fee income.

     Whether or not the Bank will change its position in the future regarding the retention of servicing rights will be dependent on interest rate trends, the borrowers' propensity to prepay loans, management's expectations for future interest rate directions, and the estimated lives of loans in the servicing portfolio.

     Fees on Deposit Services and Other Income. Deposit fee income has risen 88.62% in the last three years, from $167,000 in 1997, to $208,000 in 1998, and $315,000 this year. The increase in all three years is largely attributable to fee income from checking accounts. Revenue from checking accounts amounted to $85,000 in 1997, increasing to $95,000 last year, and further rising to $155,000 in 1999.

     Other income is composed of a variety of fee sources of which loan fees, late payment assessments

(late charges), rental income and limited partnership fee income constitute the most significant items. Loan fees, those that were not deferred, increased from $240,000 in 1997 to $385,000 last year. There was a slight decrease to $383,000 in 1999. The jump in fee income in 1998 was principally the result of increased sales to investors where the Bank functioned as a broker. In 1999, with the decline in mortgage banking lending from $217 million in 1998 to $85 million this year, brokered loan revenues dropped $50,000, or 19.8%. That loss of fee income was partially offset by loan fees from other sources.

     Late charges have declined for the past three years, from $118,000 in 1997 to $77,000 this year. This trend is a reflection of both a fall in total loans serviced and the emphasis that the Bank places on asset management. Total loans serviced in 1997 included $365 million of portfolio loans and $379 million in loans serviced for others for a total of $744 million. At year-end 1999 total loans serviced had decreased 12% from 1997 levels to $655 million, of which loans serviced for others had fallen to $194 million.

     Fee income from rental income and limited part-nership dropped from $130,000 in 1998 to $85,000 this year. While rental income rose modestly, fee income from the Bank's limited partnership fell $47,000, or 73%. The Bank's percentage of ownership in the partnership is de minimus; thus, its influence on dividends declared is not significant. The Bank is hopeful that fee income in the year 2000 will be comparable to the dividends received in 1998. Revenues from rental fees and limited-partnership dividends totaled $96,000 in 1997.

Other Operating Expenses

     Salaries and Employee Benefits. Salaries and employee benefits expense essentially leveled off in 1999, after having grown rapidly in the previous two years. Employee costs in 1999 fell a modest $199,000, or 2.7%, as compared to increases of $1,541,000, or 25.9%, from 1997 to 1998, and $1,356,000, or
29.4%, from 1996 to 1997. Salaries and employee benefits expense was affected by a change in loan officer commission expense, a decline in discretionary bonuses paid to directors and senior management, and a drop in the benefit of deferred loan origination expense. Salaries and benefits costs were not materially affected by an increase in staff. The full-time equivalent (FTE) count was 135 at December 31, 1999, up just a fraction from 133 in 1998. The FTE staff in 1997 was 125.

     Loan officer commission expense fell $307,000, or 33%, from $929,000 in 1998, to $622,000 this year. Commission expense amounted to $339,000 in 1997. Loans originated in 1999 totaled $310 million as compared to $380 million the year before. Loan volume in 1997 amounted to $213 million.

     Employee compensation expense also benefited from a substantial reduction of discretionary bonuses to directors and senior management. Certain discretionary bonuses awarded to directors and senior management in 1997 and 1998 were not awarded in 1999. These discontinued bonuses totaled $465,000 in 1997 and $808,000 in 1998.

     Offsetting compensation costs is the deferral of loan origination expense. In accordance with the current accounting literature, standard loan origination costs are deferred and amortized over the life of the loan. The standard loan costs, which are determined for common loan types, are then deducted from operating expense, with the net figures reported in the financial statements. As was noted earlier, loan originations have ranged from $213 million in 1997 to $310 million this year. The accounting benefit (see
Note 14 to the financial statements) has also varied, from $1,093,000 in 1997, to $1,622,000 last year, to $1,495,000 in 1999.

     Occupancy Expense. Occupancy expense of $1,480,000 in 1999 was up 7.3%, from $1,379,000 the previous year. The comparative figure for 1997 was $1,165,000. The increases in all three years are principally due to opening new offices and corporate expan-sion at the Bellevue headquarters. In 1999 the Bank opened a loan production office in Salem, Oregon, and incurred a full year's operating expense from the Bellingham Branch. The previous year the Bank had opened its ninth full-service branch. In 1997 occupancy expense increased as a result of the opening of a second branch in Bellevue and additional leased space at the Corporate Headquarters to accommodate the residential lending department.

     Other Expenses. Other expenses rose 6.4%, from $3,108,000 in 1998, to $3,307,000 in 1999. The in-crease from 1997 to 1998 was $542,000, or 21.1%. A number of items contributed to the change in other operating expenses, including legal expenses, outside services, and audit and accounting services.

     The Bank's legal fees were up sharply in the last two years, jumping 101.3% in 1999, to $298,000, from $148,000 the previous year. Legal costs in 1998 had risen 82.7%, from 1997's figure of $81,000. The in-crease in 1999 was due primarily to the formation of the Bank's holding company; thus, legal expenses for year 2000 should drop accordingly. In 1998 the Bank encountered several issues related to residential construction lending that were difficult to litigate. Those

     [Bar graph]

          1997             .15%
          1998             .07%
          1999             .06%

          Non-performing Assets/Percentage of Total Assets issues have since been settled and the Bank does not anticipate any further legal expenses regarding those particular matters.

     Outside services expense dropped from $379,000 in 1998 to $180,000 in 1999. In July of 1998 the Bank engaged independent consultants to review the operating procedures of the Bank and to implement improvements as needed. The project was concluded by late spring 1999. The comparable level of costs for outside services expense in 1997 was $80,000.

     Audit and accounting services and bank examination costs increased from $90,000 in 1997 to $147,000 this year. The 63.3% rise in expenses reflects both a growth in assets and the increased complexity of the Bank over the past three years. Assets have grown $164 million, or 39.4%, since December 1996, and the Bank has added two full-service offices, a loan production facility in Salem, Oregon, and three new consumer lending departments.

Reserve and Provision for Loan Losses

     The provision for loan losses reflects the amount deemed appropriate to produce an adequate reserve for estimated losses that exist based on the inherent risk characteristics of the Bank's loan portfolio. In determining the appropriate reserve balance, the Bank takes into consideration the profile of the loan portfolio, the local and national economic outlook, and the current and historical performance of the loan portfolio.

     The determination of the level of reserves, and thus any additional provision, is arrived at through a process that begins with the Asset Management Department. That department analyzes the loan portfolio from a historical credit perspective and a composition and geographic concentration viewpoint. The Asset Management Department then prepares an economic analysis of the Puget Sound region to include employment forecasts, housing sales, vacancy rates, commercial real estate analysis, and comments on the area's major employers. That information is then reviewed by the Bank's Senior Loan Committee, which further evaluates national and international trends and establishes the appropriate level of reserve.

     An $805,000 provision for loan losses was charged to operations in 1999. The Bank's reserve balance was $6,309,000 at December 31, 1999. At year-end 1998 the reserve balance was $5,569,000, which in turn was an increase of $711,000 over 1997's balance of $4,858,000.

     A key factor in determining the appropriate level of loan loss reserves is the mix of the Bank's loan portfolio. Currently 20.8% of the portfolio is residential loans, while the remaining 79.2% is composed of commercial, construction, and consumer loans. The residen-tial figure of 20.8% compares, per third-quarter 1999 FDIC Quarterly Banking Profile (latest available data), to 71.4% for FDIC-insured thrift institutions and 23.4% for FDIC-insured commercial banks. Management's view is that its loan portfolio is closely related to that of a commercial bank.

     The Bank's loan loss reserves to total loans ratio was 1.37% at December 31, 1999. The comparable ratios for FDIC-insured savings institutions and commercial banks, as of September 30, 1999, were .92% and 1.73%, respectively. Although the Bank's loan mix is similar to that of a commercial bank, and therefore arguably its ratio of loan loss reserves to total loans should correspond to the national average, management believes that the Bank's current ratio of non-performing loans to assets warrants favorable consideration. As of year-end 1999 the Bank's non-performing assets to total assets ratio was .06%. That number compares to the national ratios of .66% for savings institutions and .61% for commercial banks as of September 30, 1999.

     Although the Bank uses neither local nor national ratios to determine its appropriate provision or level of reserves, its ratio of 1.37% reserves to total loans would appear to be reasonable in light of those national norms and the nature of the Bank's loan portfolio, and its favorable non-performing asset status.

REVIEW OF FINANCIAL CONDITION

Investment Securities

     Investment securities increased from $82 million at year-end 1998 to $105 million as of December 31, 1999, a growth of 28.4% in year-end balances.

     In the fourth quarter of 1998, and again in the first quarter of 1999, the Bank substantially increased its investment in securities. Management perceived this period to be opportune for security purchases because of the source of the Bank's funding and the then current status of the institution's various capital components.

Loans

     The loan portfolio is segregated into two components, loans held for sale and loans receivable. Loans held for sale is that portion of the loan portfolio which is pending sale and delivery into the secondary market. Loans receivable are loans held in the Bank's portfolio of which the largest component is commercial real estate.

     Loans held for sale totaled $3 million at December 31, 1999, a decline of $24 million from the previous year-end. At December 31, 1998, loans held for sale had risen to $27 million, reflecting the sudden increase in mortgage banking activity in 1998. It is not unusual for the balance in loans held for sale to change dramatically from year to year. At year-end 1993, another year of vigorous mortgage-banking activity, the year-end balance for loans held for sale totaled $24 million; the following year, 1994, the loan totals fell to $4 million. The normal balance for loans held for sale is in the range of $4 to $12 million, but will vary with refinancing activity.

     Portfolio loans increased substantially, 25.4%, in 1999, from $365 million at December 31, 1998, to $458 million at year-end 1999. The growth in the loan portfolio is the result of record loan portfolio originations and a drop in the prepayment of loans. Loans closed for the Bank's portfolio totaled $225 million in 1999, up 38.2% from $163 million in 1998. Loan prepayments, which were a strong $138 million in 1998, declined to $124 million this year. Contributing to 1999's success was the "slope" of the interest rate yield curve. A "steepening" of the yield curve in 1999 made the Bank's adjustable-rate commercial loans more attractive as compared to fixed-rate commercial instruments. At the same time as the yield curve was adjusting to a more favorable position, rising interest rates discouraged current borrowers from prepaying their loans.

     The future shape of the yield curve is difficult to predict, and, consequently, so is the prospect of whether loans will continue to prepay. Nevertheless, management is guardedly optimistic that it can continue to grow assets under the current conditions. Nineteen-ninety-nine was a year of record portfolio lending, and the Bank is reasonably hopeful that 2000 will be a successful year.

Deposits

     Deposits declined $11,077,000, or 2.7%, in 1999. That figure compares to a growth of 10.3% in 1998, and an average increase of 4.8% in the first nine months of 1999 for all FDIC-insured institutions. Management is concerned about the erosion of the Bank's deposit base, which could eventually degrade its ability to fund the growth of earning assets. Actions taken in 1999 to address this problem include new leadership and branch incentive programs. Management is guardedly hopeful that the steps taken in 1999 will bear positive results in year 2000.

Market Risk Sensitive Instruments

     Market risk is the risk of loss from adverse changes in market prices and rates. A significant market risk for the Bank arises from interest rate risk inherent in its lending, deposit, and mortgage banking activities. To that end, management actively monitors and man-ages its interest rate risk exposure.

     [Bar graph]

           1997            $373
           1998            $411
           1999            $400

           Deposits/Dollars in Millions

                      1999 Percentage Change        1998 Percentage Change
Immediate Change    ---------------------------   ---------------------------
in Interest Rates   Net Interest  Net Portfolio   Net Interest  Net Portfolio
(in basis points)      Income         Value           Income         Value
------------------------------------------------------------------------------
     +400.........      -15%           -49%              7%            -11%
     +300.........      -11            -38               7              -6
     +200.........       -8            -26               6              -1
     +100.........       -4            -14               4               0
     -100.........        1              5              -5              -2
     -200.........        0              8             -10              -8
     -300.........       -2              6             -15             -13
     -400.........       -4              2             -20             -18

     The Bank's profitability is affected by fluctuations in interest rates. An immediate and substantial increase in interest rates may adversely impact the Bank's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. Increases in the level of interest also may adversely affect the fair value of the Bank's securities and other earning assets. Generally, the fair value of fixed-rate instruments fluctuates inversely with changes in interest rates. As a result, increases in interest rates could result in decreases in the fair value of the Bank's interest-earning assets, which could adversely affect the Bank's results of operations if such assets were sold. In the case of interest-earning securities classified as available for sale, the Bank's stockholders' equity could sustain significant unrealized losses if such assets were retained.

    The Bank uses a number of measures to monitor and manage interest rate risks, including income simulation and interest "gap" analysis (further discussed under the subhead Asset and Liability Management). An income simulation model is primarily used to assess the possible direction and magnitude of changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of financial instruments held for purposes other than trading, changes in market conditions, loan volumes and pricing, deposit sensitivity, customer preferences, and management's financial capital plans. These assumptions are inherently uncertain; therefore, the model cannot precisely estimate net interest in-come or precisely predict the impact of higher or lower interest rates on net interest income. Actual results may significantly differ from simulated results due to the timing, magnitude, and frequency of interest rate changes, and changes in market conditions and management strategies, among other factors.

     Based solely on the results of simulated calculations as of December 31, 1999 and 1998, the estimated impact of immediate changes in interest rates is as

     [Bar graph]

          1997          $446
          1998          $489
          1999          $581

          Assets/Dollars in Millions
shown in the table to the left. The percentages shown represent changes over a 12-month period in the Bank's net interest income and net portfolio value under a stable interest rate environment compared to the various rate scenarios. Net portfolio value is defined as the net market value of the Bank's assets and liabilities, which has been estimated by calculating the present value of their cash flows. The cash flows have been adjusted to account for projected amortization, pre-payments, core deposit decay rates, and other factors.

     The percentage changes in net interest income and in net portfolio value moved adversely in 1999, as compared to the prior year. Interest rates increased significantly in 1999, from 4.59% at year-end 1998 for the one-year Treasury bill to 6.11% in 1999, and from 4.66% to 6.68% for the 10-year Treasury security. The addition of $31 million of securities and $22 million of loans with intermediate-term repricing characteristics is reflected in the simulation as an increase in the Bank's sensitivity to interest rate fluctuations.

     The Bank's primary objective in managing in-terest rate risk is to minimize the adverse impact of changes in interest rates on the Bank's net interest income and capital, while structuring the Bank's asset and liability components to obtain the maximum net interest margin. The Bank relies primarily on its asset and liability structure to control interest rate risk.

Asset and Liability Management

     Asset and liability management is the responsibility of the Asset/Liability Committee, which acts within policy directives established by the Board of Directors. The Asset/Liability Committee meets regularly to monitor the composition of the balance sheet, to assess projected earnings trends, and to formulate strategies consistent with the objectives for liquidity, interest rate risk, and capital adequacy. The objective of asset/liability management is to maximize long-term shareholder returns by optimizing net interest income within the constraints of credit quality, interest rate risk policies, levels of capital leverage, and adequate liquidity.

     The Bank manages assets and liabilities by matching maturities and repricing in a systematic manner. In addition to the simulation model, an interest "gap" analysis is issued to measure the effect interest rate changes have on net interest income. The interest gap is the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing in that same time period. A gap is considered positive when the amount of interest-rate-sensitive assets exceed the amount of interest-rate-sensitive liabilities. A gap is considered negative in the reverse situation.

     The following table shows the Bank's one-year interest-rate-sensitive gap at December 31:

                                             1999            1998
------------------------------------------------------------------------------
One-year repricing assets               $ 333,124,176    $ 311,261,831
One-year repricing
liabilities                               422,095,639      315,375,840
                                        -------------    -------------
One-year gap                            $ (88,971,463)   $  (4,114,009)
                                        =============    =============
Total assets                            $ 581,116,306    $ 489,230,139
                                        =============    =============
Interest rate sensitivity
gap as a percent of assets                      (15.3)%           (.84)%

     During a period of rising interest rates, the net earnings of an institution with a negative gap may be adversely affected due to its interest-bearing liabilities repricing to a greater extent than its interest-earning assets. Conversely, during a period of falling interest rates, net earnings may increase. At December 31, 1999 and 1998, the Bank had a matched one-year gap posi-tion of minus 15.3% and minus .84%, respectively.

     The change in the Bank's negative gap from ..84% to 15.3% is in large measure due to the Bank's acquisition of intermediate securities and loans. At year-end 1998, assets in the one-to-five-year range totaled $106 million. The amount of assets in the same time range at December 31, 1999, was $158 million. Securities increased $32 million and loans rose by $20 million. The majority of those loans were commercial real estate projects.

     Although interest rates have risen substantially in the last 12 months, and a number of economists predict further increases in interest rates, the Bank remains optimistic that its strategy of investing in intermediate-term instruments will be successful. Interest rates have, in general, declined from their highs in 1982, with periodic reversals such as occurred in 1987 and 1994. Management believes that the long-term trend for interest rates is still downward.

     The Bank's focus in managing its interest rate risk is through the marketing and funding of adjustable-rate loans. As of December 31, 1999, 84% of the Bank's loan portfolio had adjustable rates. The Bank also originates and sells long-term, fixed-rate mortgage loans, which have been underwritten to specifications of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.

     The Bank's management reviews, on a monthly basis, interest rate trends. Where appropriate, hedging techniques are employed. These techniques may include financial futures, options on financial futures, and extended commitments on future lending activities and interest rate exchange agreements. During 1999, 1998, and 1997, the Bank did not choose to enter into any off-balance-sheet derivative agreements, nor were any agreements held at December 31, 1999, 1998, and 1997.

Liquidity

     The Bank's primary sources of funds are: (1) deposits, (2) principal repayments of both loans and investment securities, (3) loan sales, and (4) borrowings from the Federal Home Loan Bank (FHLB) of Seattle. The principal use of funds is to invest in securities and loans. Security purchases amounted to $41 million in 1999, down 39.7% from $68 million in purchases in 1998. The comparative figure for 1997 was $29 million. Loan originations, including loans held for sale, totaled $310 million, $380 million, and $213 million during 1999, 1998, and 1997, respectively. Principal repayments on portfolio loans totaled $124 million, $138 million, and $84 million, for the same periods. Funds obtained from loan sales amounted to $110 million in 1999, $198 million in 1998, and $98 million in 1997.

     The Bank's line of credit with the FHLB, for the year 2000, has been established at 40% of assets. Borrowings totaled $134 million, $32 million, and $34 million, at December 31, 1999, 1998, and 1997, respectively. These borrowings represented 23.1% of the year-end assets in 1999, 6.5% in 1998, and 7.7% in 1997.

     FHLB borrowings increased dramatically in 1999 due to a decline of 2.7% in deposits at the same time that assets grew 18.8%. It is the Bank's intent to continue to fund asset growth with FHLB borrowings until such time as deposits are able to contribute as the main element of the Bank's funding sources.

Capital Requirements

     The Company is regulated by the Federal Reserve Board. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. The Bank, as a state-chartered, federally insured institution, is subject to the capital requirements established by the FDIC. The Federal Reserve requires the Company to maintain capital adequacy that generally parallels the FDIC requirements.

     At December 31, 1999, the Company, and its bank subsidiary, exceeded all current regulatory capital requirements as presented in the following table:

                              The            Well-Capitalized
Capital Ratios              Company     FMB       Minimum
------------------------------------------------------------------------------
Total capital to
risk-weighted assets         11.08%    11.10%      10.00%

Tier 1 capital to
risk-weighted assets          9.83%     9.85%       6.00%

Tier 1 leverage capital to
average assets                7.02%     7.03%       5.00%

BUSINESS SEGMENTS

     The Bank has identified three distinct segments of business for the purposes of management reporting (see Note 21 to the financial statements). Segment results are determined based on the Bank's management accounting process, which assigns balance sheet and income statement items to each responsible business unit. This process is dynamic and somewhat subjective. Unlike financial accounting, there is no body of guidance for management accounting equivalent to generally accepted accounting principles.

     The management accounting process measures the performance of the business segments based on the management structure of the Bank and is not necessarily comparable with similar information for any other financial institution. Changes in management structure and/or the allocation process may result in changes in allocations, transfers, and assignments.

Consumer Banking

     This segment provides depositor banking services, and offers consumer loans on automobiles, boats, individual lines of credit, loans for home improvements, etc.

     Income before tax has fallen sharply for the last few years, from $2,114,000 in 1997, to $1,566,000 last year, to $877,000 in 1999. Although net interest income has risen modestly, from $6,235,000 in 1997 to$6,418,000 in 1999, the operating expenses have more than offset the benefits of increased interest revenues.

     Operating expenses rose $843,000, or 18.3%, from $4,605,000 in 1997 to $5,448,000 last year, and a further $617,000, or 11.3%, in 1999. Expenses for this segment have increased as a result of adding new offices and consumer lending departments. In the last three years the Bank has opened two full-service branch offices, a Private Banking Department, and three consumer loan departments Sales Finance Department, Direct Consumer Loan Department, and the Small Business Banking Department. The addition of these support departments now provides the branch offices with a full line of consumer lending products. Management is hopeful that the increase in operating costs will be less aggressive in 2000. There is no planned expansion of branch-support departments and only the addition of one full-service office in Kirkland.

Residential Lending

     Residential lending is a segment encompassing the mortgage banking operations, permanent single-family loans, and construction residential lending.

     Income before taxes dropped, from $2,017,000 in 1998 to $1,537,000 in 1999. Income before taxes was $1,094,000 in 1997. The favorable results in 1998 were largely the effect from a rise in mortgage banking activity. Loan originations related to the mortgage banking operation more than doubled, from $94 million in 1997 to $217 million in 1998, an increase of 132.3%. Mortgage banking originations then declined in 1999 to $85 million, a decrease of 60.7% from the 1998 level. Loan sales, which are highly correlated with loan originations, also fell in 1999, to $110 million from $198 million the previous year. Loan sales in 1997 totaled $98 million.

     Although mortgage banking loan originations and sales declined in 1999, operating costs rose $59,000, or 2.8%, from $2,098,000 in 1998 to $2,157,000 this year. Most of the increase in operating costs is related to non-direct overhead, such as accounting, human resources, etc. Operating expenses for this business segment were $1,642,000 in 1997.

     The Bank anticipates that loan originations and sales for year 2000 will either equal or decline from the 1999 levels.

Commercial Lending

     Commercial lending activities include multi-family housing, commercial real estate properties, and business banking loans.

     Commercial lending is the most profitable segment, contributing 74.8% of the Bank's income before federal income taxes. Earnings before income taxes in 1999 were $7,174,000, an increase of $1,149,000, or 19.1%, from 1998. Pretax income was also up sharply in 1998, by $988,000, or 19.6%, compared to $5,038,000 in 1997.

     The improvement in both years is principally the result of increased assets, which rose from $235 million in 1997, to $274 million in 1998, to $338 million this year.

     Particularly encouraging was the increase in business banking assets, which rose from less than $4 million in 1997, to over $16 million in 1998, with a further increase to $25 million in 1999.

Year 2000 Issues

     As was true for the country as a whole, the Bank went through the date change into 2000 without any disruptions to its systems or services to customers. The Bank relies on third-party vendors for almost all of its data processing and telecommunications systems. These vendors made all the necessary changes to their systems to ensure a smooth changeover.

     While the Bank has not experienced any problems related to year 2000 to date, there are still some impor-

     [Bar graph]

          1997          15.6%
          1998          16.0%
          1999          16.2%

          Return on Average Equity/Percentages
tant dates ahead as defined by the Federal Financial Institutions Examination Council. These dates include the end of the first quarter and the end of the year. The Bank will continue to monitor its systems to ensure they properly handle these dates.

     While the Bank currently believes that these dates will not pose significant operational problems, there can be no assurance that any significant failures will not have a material impact on the operations of the Bank.

Inflation and Changing Prices

     Generally accepted accounting principles require the measurement of financial position and operating results in terms of historical dollars, without consideration for change in relative purchasing power, over time, due to inflation. Virtually all assets and liabilities of a financial institution are monetary in nature; therefore, interest rates generally have a more significant impact on a bank's performance than does the effect of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.


Selected Financial Data

                                                               December 31,
                                      ---------------------------------------------------------------
                                      1999           1998           1997           1996          1995
-----------------------------------------------------------------------------------------------------
Total assets                     $581,116,306   $489,230,139   $445,762,440   $416,832,072   $361,525,779
Loans outstanding, net,
  including loans held for sale   454,381,131    386,905,629    360,330,609    332,446,147    302,690,822
Cash and investments              109,271,367     87,630,187     71,400,689     73,471,099     49,009,383
Savings deposits                  300,333,966    312,331,832    296,296,151    267,117,248    220,550,828
Other deposits                     99,840,124     98,919,316     76,532,403     61,278,247     53,956,008
Advances                          134,486,925     31,765,000     34,230,000     54,180,000     55,325,000
Stockholders' equity               39,336,659     34,661,953     30,651,828     27,396,063     23,673,567


                                                              Years ended December 31,
                                      ---------------------------------------------------------------
                                      1999           1998           1997           1996          1995
-----------------------------------------------------------------------------------------------------

Interest income                  $ 42,318,058   $ 39,215,036   $ 36,395,958   $ 31,851,577    $ 26,919,219
Interest expense                  (23,293,364)   (21,818,674)   (20,589,962)   (18,300,871)    (16,231,748)
Net interest income                19,024,694     17,396,362     15,805,996     13,550,706      10,687,471
Other income                        2,948,612      3,230,006      1,706,382      1,641,898       1,645,405
Noninterest expense               (12,087,151)   (11,987,138)    (9,689,756)    (7,532,531)     (6,942,353)
Provision for loan losses            (805,000)      (750,000)      (976,000)    (1,700,000)       (250,000)
Income before taxes                 9,081,155      7,889,230      6,846,622      5,960,073       5,140,523
Federal income tax                 (3,080,807)    (2,681,534)    (2,327,942)    (2,045,425)     (1,712,778)
Net income                          6,000,348      5,207,696      4,518,680      3,914,648       3,427,745
Return on average assets                 1.12%          1.11%          1.05%          1.01%           1.03%
Return on average equity                16.22%         15.95%         15.57%         15.33%          15.40%


First Mutual Bancshares, Inc. and Subsidiaries Consolidated Statements of Financial Condition

                                                           December 31,
                                                     -------------------------
Assets                                                   1999       1998
------------------------------------------------------------------------------
Cash and cash equivalents:
 Interest-earning deposits with banks             $     14,993  $    216,953
 Noninterest-earning demand deposits and cash
   on hand                                           3,850,002     5,312,192
                                                  ------------  ------------
                                                     3,864,995     5,529,145

Mortgage-backed and other securities available
  for sale                                          17,350,034    20,336,611

Loans receivable held for sale, fair value of
  $2,709,750 and $27,578,835                         2,709,750    27,370,815
Mortgage-backed and other securities held to
  maturity, fair value of $85,439,652 and
  $62,467,023                                       88,056,338    61,764,431

Loans receivable, net:
 Loans receivable                                  457,980,649   365,104,245
 Reserve for loan losses                            (6,309,268)   (5,569,431)
                                                  ------------  ------------
                                                   451,671,381   359,534,814
Accrued interest receivable                          3,840,911     3,311,122
Mortgage servicing rights                              110,341       356,585
Land, buildings, and equipment, net                  5,527,024     5,536,748
Federal Home Loan Bank (FHLB) stock, at cost         7,020,400     4,876,500
Other assets                                           965,132       613,368
                                                  ------------  ------------
TOTAL                                             $581,116,306  $489,230,139
                                                  ============  ============
Liabilities and Stockholders' Equity
------------------------------------------------------------------------------
Liabilities:
 Deposits:
   Investor custodial checking                    $  3,216,280  $  8,146,226
   Money market deposit and checking accounts       96,623,844    90,773,090
   Regular savings                                  11,018,069    12,247,457
   Time deposits                                   289,315,897   300,084,375
                                                  ------------  ------------
     Total deposits                                400,174,090   411,251,148

 Drafts payable                                      1,381,374     4,382,611
 Accounts payable and other liabilities              4,147,946     5,465,700
 Advance payments by borrowers for taxes and
   insurance                                         1,589,312     1,517,253
 FHLB advances                                     134,236,925    31,765,000
 Other advances                                        250,000
 Federal income taxes                                                186,474
                                                  ------------  ------------
     Total liabilities                             541,779,647   454,568,186

Stockholders' equity:

 Common stock, $1 par value   Authorized,
   10,000,000 shares; issued and outstanding,
   4,672,636 and 4,247,275 shares                    4,672,636     4,247,275
 Additional paid-in capital                         31,116,359    25,848,681
 Employee Stock Ownership Plan debt                   (310,739)     (603,738)
 Retained earnings                                   4,527,356     5,181,720
 Accumulated other comprehensive loss:
   Unrealized loss on securities available for sale,
     net of federal income tax                        (668,953)      (11,985)
                                                  ------------  ------------
     Total stockholders' equity                     39,336,659    34,661,953
                                                  ------------  ------------
TOTAL                                             $581,116,306  $489,230,139
                                                  ============  ============

                  See notes to consolidated financial statements.

First Mutual Bancshares, Inc. and Subsidiaries Consolidated Statements of
Income

                                            Years ended December 31,
                                     -----------------------------------------
                                         1999          1998          1997
------------------------------------------------------------------------------
INTEREST INCOME:
 Loans receivable                    $35,480,694   $34,518,508    $31,201,837
 Mortgage-backed and related
   securities                          3,677,457     1,651,771      2,069,627
 U.S. Treasury, government agency,
   and other securities                2,737,325     2,624,756      2,322,780
 Interest-earning deposits with banks     37,245        62,476        470,254
 FHLB stock dividends                    385,337       357,525        331,460
                                     -----------   -----------    -----------
                                      42,318,058    39,215,036     36,395,958

INTEREST EXPENSE:
 Deposits                             18,601,358    19,879,653     17,779,162

 FHLB advances and other               4,692,006     1,939,021      2,810,800
                                     -----------   -----------    -----------
                                      23,293,364    21,818,674     20,589,962
                                     -----------   -----------    -----------
   Net interest income                19,024,694    17,396,362     15,805,996
PROVISION FOR LOAN LOSSES                805,000       750,000        976,000
                                     -----------   -----------    -----------
   Net interest income after
     provision for loan losses        18,219,694    16,646,362     14,829,996
OTHER OPERATING INCOME:
 Servicing fees, net of amortization     469,040       473,678        805,049

 Gain on sales of loans                1,452,267     1,753,397        140,161
 Fees on deposit services                314,539       207,948        167,107

 Other                                   712,766       794,983        594,065
                                     -----------   -----------    -----------
   Total other operating income        2,948,612     3,230,006      1,706,382
OTHER OPERATING EXPENSES:
 Salaries and employee benefits        7,300,890     7,500,148      5,958,712
   Occupancy                           1,479,618     1,378,519      1,164,847
   Other                               3,306,643     3,108,471      2,566,197
                                     -----------   -----------    -----------
   Total other operating expenses     12,087,151    11,987,138      9,689,756
                                     -----------   -----------    -----------

Income before federal income taxes     9,081,155     7,889,230      6,846,622

FEDERAL INCOME TAXES:
 Current                               3,730,157     3,206,350      2,602,726
 Deferred                               (649,350)     (524,816)      (274,784)
                                     -----------   -----------    -----------
                                       3,080,807     2,681,534      2,327,942
                                     -----------   -----------    -----------

NET INCOME                           $ 6,000,348   $ 5,207,696    $ 4,518,680
                                     ===========   ===========    ===========
PER SHARE DATA
 Basic earnings per common share           $1.28         $1.12          $1.01
                                           =====         =====          =====
 Earnings per common share assuming
   dilution                                $1.26         $1.09          $0.97
                                           =====         =====          =====
WEIGHTED AVERAGE SHARES OUTSTANDING    4,675,654     4,637,340      4,469,106
                                       =========     =========      =========

WEIGHTED AVERAGE SHARES OUTSTANDING
 INCLUDING DILUTIVE STOCK OPTIONS      4,759,276     4,760,115      4,658,144
                                       =========     =========      =========

                  See notes to consolidated financial statements.

First Mutual Bancshares, Inc. and Subsidiaries Consolidated Statements of
Stockholders' Equity

Years ended December 31, 1999, 1998, and 1997
                                                                        Employee   Accumulated
                                                                          Stock      compre-
                          Common Stock (1)   Additional                 Ownership    hensive
                          -----------------    paid-in     Retained        Plan       income
                          Shares     Amount   capital(1)   earnings    (ESOP) debt   (loss)(3)    Total
------------------------------------------------------------------------------------------------------------
Balance, January 1,
 1997                  3,680,141 $3,680,141 $19,941,490  $ 4,805,295   $(1,024,111) $  (6,752) $ 27,396,063

 Options exercised        76,890     76,890     552,607                                             629,497
 10% stock dividend      368,196    368,196   4,388,676   (4,756,872)
 Repayment of ESOP debt                                                    152,541                  152,541
 Cash dividends declared
  ($0.50 per share(2))                                    (2,046,925)                            (2,046,925)
 Comprehensive income:
  Net income                                               4,518,680                              4,518,680
  Other comprehensive
   income (loss)-Change
   in unrealized loss
   on securities
   available for sale,
   net of federal
   income tax(4)                                                                        1,972         1,972
                                                         -----------                ---------  ------------
  Total comprehensive
   income                                                  4,518,680                    1,972     4,520,652
                       --------- ---------- -----------  -----------   -----------  ---------  ------------
Balance, December 31,
 1997                  4,125,227  4,125,227  24,882,773    2,520,178      (871,570)    (4,780)   30,651,828

 Options exercised,
  including tax
  benefit of $545,675    122,048    122,048     965,908                                           1,087,956
 Repayment of ESOP debt                                                    267,832                  267,832
 Cash dividends declared
  ($0.60 per share(2))                                    (2,546,154)                            (2,546,154)
 Comprehensive income:
  Net income                                               5,207,696                              5,207,696
  Other comprehensive
   income (loss)-Change in
   unrealized loss on
   securities available
   for sale, net of
   federal income tax(4)                                                               (7,205)       (7,205)
                                                         -----------                ---------  ------------
  Total comprehensive
   income                                                  5,207,696                   (7,205)    5,200,491
                       --------- ---------- -----------  -----------   -----------  ---------  ------------
Balance, December 31,
 1998                  4,247,275  4,247,275  25,848,681    5,181,720      (603,738)   (11,985)   34,661,953

 Options exercised,
  including tax benefit
  of $13,038               9,378      9,378      48,701                                              58,079
 10% stock dividend      424,483    424,483   5,252,977   (5,677,460)
 Retirement of shares
  repurchased             (8,500)    (8,500)    (34,000)     (60,031)                              (102,531)
 Repayment of ESOP debt                                                    292,999                  292,999
 Cash dividends declared
  ($0.20 per share(2))                                      (917,221)                              (917,221)
 Comprehensive income:
  Net income                                               6,000,348                              6,000,348
  Other comprehensive
   income (loss)-Change
   in unrealized loss on
   securities available
   for sale, net of
   federal income tax(4)                                                             (656,968)     (656,968)
                                                         -----------                ---------  ------------
  Total comprehensive
   income                                                  6,000,348                 (656,968)    5,343,380
                       --------- ---------- -----------  -----------   -----------  ---------  ------------
Balance, December 31,
 1999                  4,672,636 $4,672,636 $31,116,359  $ 4,527,356   $  (310,739) $(668,953) $ 39,336,659
                       ========= ========== ===========  ===========   ===========  =========  ============

                  See notes to consolidated financial statements.

First Mutual Bancshares, Inc. and Subsidiaries Consolidated Statements of
Cash Flows
                                            Years ended December 31,
                                 ---------------------------------------------
Operating Activities:                   1999          1998           1997
------------------------------------------------------------------------------

 Net income                      $    6,000,348  $   5,207,696  $   4,518,680
 Adjustments to reconcile net
  income to net cash provided
  (used) by operating activities:
   Provision for loan losses            805,000        750,000        976,000
   Depreciation and amortization        691,064        545,020        428,075
   Deferred loan origination
    fees, net of accretion                1,144        171,310       (173,756)
   Amortization of mortgage
    servicing rights                    152,996        268,257        250,270
   Gain on sales of loans            (1,527,473)    (1,938,900)      (140,161)
   Gain on securities available
    for sale                                                             (753)
   Gain on sale of repossessed
    real estate                         (17,029)       (46,332)
   FHLB stock dividends                (385,337)      (357,300)      (331,300)
   Deferred federal income tax
    benefit                            (649,350)      (524,816)      (274,784)
   Cash provided (used) by changes in
     operating assets and liabilities:
    Loans receivable held for sale   24,661,065    (18,949,102)     4,023,464
    Accrued interest receivable        (529,789)      (162,709)      (315,268)
    Other assets                        177,848       (302,839)        24,512
    Drafts payable                   (3,001,237)     2,518,867       (397,925)
    Accounts payable and other
     liabilities                        359,462        659,679        170,088
    Advance payments by borrowers for
     taxes and insurance                 72,059        (70,025)        71,858
    Federal income taxes               (186,474)       547,954        (26,634)
                                  -------------  -------------  -------------
 Net cash provided (used) by
  operating activities               26,624,297    (11,683,240)     8,802,366

Investing Activities:
------------------------------------------------------------------------------
 Loan originations                 (225,070,857)  (162,849,964)  (119,652,687)
 Loan principal repayments          123,909,771    137,747,107     84,331,634
 Increase in undisbursed loan
  proceeds                            8,193,950      6,830,982      2,650,908
 Principal repayments on mortgage-
  backed and other securities        16,471,568     61,066,514     22,491,981
 Purchase of mortgage-backed and
  other securities held to
  maturity                          (40,764,092)   (50,178,401)   (28,644,099)
 Purchase of mortgage-backed
  securities available for sale                    (17,881,548)
 Purchase of premises and equipment    (647,999)      (675,318)    (3,031,631)
 Purchase of FHLB stock              (1,758,563)
 Proceeds from sale of loans          1,972,098      2,341,219
 Proceeds from sale of securities
  available for sale                                                    6,090
 Proceeds from sale of real estate
  held for sale                         119,738        418,743         59,130
                                  -------------  -------------  -------------
 BALANCE, net cash used by
  investing activities,            (117,574,386)   (23,180,666)   (41,788,674)
  carried forward

Footnotes for Stockholders' Equity (see page 26):
(1)The amount of common stock issued and outstanding for 1997 has been adjusted to show the effect of the three-for-two stock split paid November 5, 1997.
(2)Cash dividends declared divided by weighted average shares outstanding of 4,675,654 in 1999, 4,215,764 in 1998, and 4,062,824 in 1997.
(3)Income tax benefit netted against accumulated comprehensive losses were $344,612, $6,174, and $2,462 for the years ended December 31, 1999, 1998, and 1997, respectively.
(4)There were no reclassification adjustments to other comprehensive income
   (loss).

                  See notes to consolidated financial statements.

First Mutual Bancshares, Inc. and Subsidiaries Consolidated Statements of
Cash Flows (continued)
                                            Years ended December 31,
                                 ---------------------------------------------
                                        1999          1998           1997

Net cash used by investing
 activities, brought forward      $(117,574,386) $ (23,180,666) $ (41,788,674)

Financing Activities:
------------------------------------------------------------------------------
 Net increase (decrease) in
  deposit accounts                  (29,847,370)    18,620,774     26,635,899
 Interest credited to deposit
  accounts                           18,770,312     19,801,820     17,797,160
 Proceeds from advances             456,003,925    212,647,000     40,693,000
 Repayment of advances             (353,282,000)  (215,112,000)   (60,643,000)
 Dividends paid                      (2,594,437)    (2,283,821)      (520,655)
 Proceeds from exercise of stock
  options                                45,041        542,281        629,497
 Repurchase of common stock            (102,531)
 Repayment of Employee Stock
  Ownership Plan debt                   292,999        267,832        152,541
                                  -------------  -------------  -------------
 Net cash provided by financing
  activities                         89,285,939     34,483,886     24,744,442
NET DECREASE IN CASH
 AND CASH EQUIVALENTS                (1,664,150)      (380,020)    (8,241,866)

CASH AND CASH EQUIVALENTS:
 Beginning of year                    5,529,145      5,909,165     14,151,031
                                  -------------  -------------  -------------
 End of year                      $   3,864,995  $   5,529,145  $   5,909,165
                                  =============  =============  =============
SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
 Loans originated for mortgage
  banking activities              $  85,327,840  $ 217,334,219  $  93,553,864
 Loans originated for investment
  activities                        225,070,857    162,849,964    119,652,687
                                  -------------  -------------  -------------
 Total loans originated for
  mortgage banking activities and
  investment activities           $ 310,398,697  $ 380,184,183  $ 213,206,551
                                  =============  =============  =============
 Proceeds from sales of loans
  held for sale                   $ 109,988,905  $ 198,385,117  $  97,577,328
 Cash paid during the year for:
  Interest                        $  22,962,500  $  21,712,686  $  20,673,000
  Income taxes                    $   3,565,155  $   2,110,000  $   2,305,030

SUPPLEMENTAL DISCLOSURES OF NONCASH
   INVESTING ACTIVITIES:
 Loans transferred to (from) real
  estate held for sale, net       $     (21,827) $      21,922
 Loans securitized into
  securities held to maturity
  and available for sale                         $   9,574,060

                  See notes to consolidated financial statements.

First Mutual Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Years ended December 31, 1999, 1998, and 1997

Note 1: Summary of Significant Accounting Policies

Formation of the bank holding company: First Mutual Bancshares, Inc. and subsidiaries (the Company), a Washington corporation, is a holding company primarily engaged in the business of planning, directing, and coordinating the activities of its wholly-owned subsidiary, First Mutual Bank (formerly First Mutual Savings Bank). On October 26, 1999, First Mutual Savings Bank converted into the holding company form of ownership in a tax-free reorganization. In the reorganization, First Mutual Savings Bank changed its name to First Mutual Bank and became the wholly-owned subsidiary of the Company. First Mutual Bank is also referred to as the Bank in this report.

Principles of consolidation and basis of presentation: The consolidated financial statements include the accounts of First Mutual Bancshares, Inc. and its wholly owned subsidiaries, First Mutual Bank and First Mutual Services, Inc. (collectively, the Bank). All significant intercompany transactions have been eliminated. Certain reclassifications have been made to the 1998 and 1997 financial statements to conform to the 1999 presentation.

Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the financial statements.

Nature of business: The Bank is a community-oriented savings bank offering a variety of savings products to retail customers while concentrating its lending activities on housing and commercial real estate loans. The Bank conducts business from its main office in Bellevue, Washington and its nine branches in the greater Puget Sound area. The Bank accepts deposits from the general public and provides lending services to citizens of the Eastside and the I-5 corridor stretching from Bellingham, Washington to Salem, Oregon. In addition to portfolio lending, the Bank operates a mortgage banking operation.

Cash and cash equivalents: For purposes of the consolidated statements of cash flows, all deposits and investment securities with an original term to maturity of three months or less are considered to be cash equivalents.

Securities: Securities are classified at acquisition into three categories: held to maturity, available for sale, and held for trading. Securities are classified as held to maturity when the Company has the ability and positive intent to hold them to maturity. Securities classified as available for sale are maintained for future liquidity requirements and may be sold prior to maturity. There were no securities classified as held for trading during 1999, 1998, and 1997.

Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Unrealized losses on securities held to maturity caused by fluctuations in fair value are recognized when it is determined that an other-than-temporary decline in value has occurred. Unrealized gains and losses on securities available for sale are excluded from earnings and are reported net of tax as a separate component of comprehensive income until realized. Realized gains and losses on sale are computed on the specific identification method and are included in operations on the date sold.

Loans receivable, loans receivable held for sale, and reserve for loan losses:
Loans receivable are stated at unpaid principal balances less the reserve for loan losses and deferred loan origination fees. Mortgage loans securitized and transferred into the security portfolio are transferred at amortized cost.

Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest or such loans have become contractually past due 90 days with respect to principal or interest.

The reserve for loan losses is maintained at a level that is sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio. This reserve is provided for based upon management's continuing analysis of the factors underlying the quality of the loan portfolio.

For income property and business loans, loan quality is evaluated on an individual basis and an appropriate grade is assigned. The grades range from three-or-better, for the better quality loans, to grades four, five, and six for loans with potential problems. Loss reserves are then computed on the loan balance for each grade using ratios developed from historical loss experience. For the residential and consumer loans, management computes loss reserves on a portfolio-wide basis, but provides higher reserves for specific loans that are delinquent or are known to have problems.

Management then considers other factors in evaluating the adequacy of the reserve for loan losses. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. The reserve is based upon factors and trends identified by management at the time financial statements are prepared. The ultimate recovery of loans is susceptible to future market factors beyond management's control, which may result in losses or recoveries differing significantly from those provided in the financial statements.

Management also evaluates income property and business loans for impairment on an individual basis. A loan is considered impaired when it is probable that a creditor will not collect all amounts due (principal and interest) under the terms of a loan agreement. The valuation of impaired loans is based on the present value of expected future cash flows using the loan's effective interest rate or the loan's observable market price or fair value of the collateral, if the loan is collateral dependent. The amount by which the recorded investment in the loan exceeds market price or the fair value of the collateral is included in the allocated reserve for loan losses. Any portion of an impaired loan classified as loss under regulatory guidelines is charged off. The remaining groups of smaller-balance homogeneous loans are evaluated collectively for impairment.

Mortgage loans originated and held for sale are carried at the lower of aggregate cost or estimated fair value. Net unrealized losses on loans receivable held for sale are recognized in a valuation allowance by charges to operations.
                         Note 1 continued on next page.

First Mutual Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies (continued)

Real estate held for sale (included in other assets): Real estate held for sale includes properties acquired through foreclosure. These properties are initially recorded at the lower of cost or fair value and are subsequently evaluated to determine that the carrying value does not exceed the then current fair value of the property. Losses that result from ongoing periodic valuation of these properties are charged to operations in the period in which they are identified. The amounts that will ultimately be recovered from real estate held for sale may differ substantially from the carrying value of the assets because of future market factors beyond management's control.

Land, buildings, and equipment: Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives as follows:

     Buildings and improvements          15 to 40 years
     Leasehold improvements               5 to 20 years
     Furniture, fixtures, and equipment   1 to 20 years

The Company follows the policy of capitalizing expenditures for betterments and major renewals, and expenses ordinary maintenance and repairs as incurred.

Mortgage servicing rights: Originated servicing rights are recorded when mortgage loans are originated and subsequently sold or securitized (and held as available-for-sale securities) with the servicing rights retained. The total cost of the mortgage loans is allocated between servicing rights and the loans (without the servicing rights) based on their relative fair values. The cost relating to the mortgage servicing rights is capitalized and amortized in proportion to, and over the period of, estimated future net servicing income. Amounts capitalized are recorded at cost, net of accumulated amortization and valuation allowance.

In order to determine the fair value of servicing rights, management uses a valuation model that calculates the present value of future cash flows. Assumptions used in the valuation model include market discount rates and anticipated prepayment speeds. The prepayment speeds are based on loan prepayment forecasts derived from the consensus of investment banking firms as reported by on-line, fixed-income quotation systems. In addition, estimates of the cost of servicing per loan, an inflation rate, ancillary income per loan, and default rates are used.

Management assesses impairment of the capitalized mortgage servicing rights based on recalculations of the present value of remaining future cash flows using updated market discount rates and prepayment speeds. Subsequent loan prepayments and changes in prepayment assumptions in excess of those forecasted can adversely impact the carrying value of the servicing rights. Impairment is assessed on a stratum-by-stratum basis with any impairment recognized through a valuation allowance for each impaired stratum. The servicing rights are stratified based on the predominant risk characteristics of the underlying loans: fixed-rate loans and adjustable-rate loans.

Employee Stock Ownership Plan: The Company sponsors a leveraged Employee Stock Ownership Plan (ESOP). Statement of Position (SOP) No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, was effective as of January 1994. As is allowed under SOP No. 93-6, the Company continues to account for ESOP transactions for shares purchased by the ESOP prior to 1994 under SOP No. 76-3. Accordingly, the Company records compensation expense based on the amounts contributed by the Company to the ESOP and includes unallocated ESOP shares as outstanding for purposes of its earnings-per-share calculation.

ESOP stock purchases have been insignificant since January 1994. At such time that the ESOP purchases material amounts of stock in future periods, such transactions will be accounted for in accordance with the provisions of SOP No. 93-6 as described below.

Under SOP No. 93-6, as shares are released from collateral, compensation expense is recorded equal to the then current market price of the shares, and the shares become outstanding for purposes of earnings-per-share calculations. Stock and cash dividends on allocated shares are recorded as a reduction of retained earnings and paid directly to plan participants or distributed directly to participants' accounts. Cash dividends on unallocated shares are recorded as a reduction of debt and accrued interest. Stock dividends on unallocated shares are recorded as an increase to the unearned shares issued to the employee stock ownership trust contra-equity account and distributed to participants over the remaining debt service period.

Income taxes: The Company files a consolidated tax return which includes income earned by its subsidiaries. The Company accounts for income taxes on the liability method. The liability method recognizes the amount of tax currently payable and deferred at the date of the financial statements as a result of all events that have been recognized in the financial statements, as measured by the provisions of current enacted tax laws and rates.

Loan fee income and interest income on loans receivable: Loan origination fees and certain direct loan origination costs related to loan origination activities are deferred. Net deferred fees are amortized into income over the contractual or actual life of the loan as an adjustment to the loan yield. Net deferred fees related to loans sold are recognized in income at the time the loans are sold.

Interest income is accrued on loans receivable until management doubts the collectibility of the loan or the unpaid interest, at which time a reserve for any accrued interest is established.

Interest rate risk management: Management may hedge certain mortgage banking transactions with purchased option contracts and forward sales commitments. Net gains or losses on these options are considered in the calculation of the lower of cost or fair value for loan receivables held for sale.

Earnings per share (EPS) data: The Company displays basic and diluted EPS in the income statement. Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the year. Diluted EPS reflects the potential dilutive effect of stock options and is computed by dividing net income by the weighted-average number of shares outstanding during the year, plus the dilutive common shares that would have been outstanding had the stock options been exercised. A reconciliation of the numerator and denominator used for the basic EPS to the numerator and denominator used for the diluted EPS is provided in Note 13.

                    Note 1 continued on next page.

First Mutual Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies (continued)
New accounting standards:

 Recently issued and adopted:

     Accounting for mortgage-backed securities: Statement of Financial Accounting Standards (SFAS) No. 65, Accounting for Certain Mortgage Banking Activities, as amended by SFAS No. 115 and 125, required that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. In October 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. SFAS No. 134 further amends SFAS No. 65 to require that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities should classify the resulting retained mortgage-backed securities using the classification criteria in SFAS No. 115 (i.e., held-to-maturity, available-for-sale, or trading). However, a mortgage banking entity must classify as trading any retained mortgage-backed securities described above that it has committed to sell before or during the securitization process. The adoption of this standard did not have a material impact on the results of operations or financial condition of the Company.

 Recently issued and not yet adopted:

     Accounting for derivative instruments and hedging activities: In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity should recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and the resulting designation.

     As allowed by SFAS No. 137, which defers the effective date of SFAS No. 133 by one year, the Company will implement this statement on January 1, 2001. The impact of the adoption of the provision of this statement on the results of operations or financial condition of the Company has not been determined.

Note 2: Reserve Balances

The Bank is required to maintain an average reserve balance of $25,000 in its account with the Federal Reserve. For the years ended December 31, 1999, 1998, and 1997, the Bank complied with this requirement.

Note 3: Mortgage-Backed and Other Securities Available for Sale

The amortized cost and estimated fair value of securities available for sale at December 31, 1999 and 1998, are summarized as follows:

                                           Gross        Gross
                             Amortized  unrealized   unrealized   Estimated
                                cost       gains       losses     fair value
------------------------------------------------------------------------------
 1999: FHLMC securities     $   427,499 $     7,216  $            $   434,715
       FNMA securities       16,073,769      22,354      933,028   15,163,095
       GNMA securities        1,869,018                  116,794    1,752,224
                            ----------- -----------  -----------  -----------
                            $18,370,286 $    29,570  $ 1,049,822  $17,350,034
                            =========== ===========  ===========  ===========

 1998: FHLMC securities     $   648,646 $    17,941  $            $   666,587
       FNMA securities       17,679,888      35,825       41,675   17,674,038
       GNMA securities        1,996,385                      399    1,995,986
                            ----------- -----------  -----------  -----------
                            $20,324,919 $    53,766  $    42,074  $20,336,611
                            =========== ===========  ===========  ===========

Proceeds from the sale of securities available for sale during 1999, 1998, and 1997, were $-0-, $-0-, and $6,090, respectively. Gross gains on those sales were $-0-, $-0-, and $753, respectively. No gross losses were realized on sales during 1999, 1998, and 1997.

The securities available for sale at December 31, 1999, have contractual maturities of over 10 years. Expected maturity may differ from contractual maturity because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

First Mutual Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 4: Mortgage-Backed and Other Securities Held to Maturity

The amortized cost and estimated fair value of mortgage-backed and other securities are summarized as follows:

                                           Gross        Gross
                             Amortized  unrealized   unrealized   Estimated
                                cost       gains       losses     fair value
------------------------------------------------------------------------------
 December 31, 1999:
   FNMA certificates        $39,827,759 $   149,563  $ 1,389,648  $38,587,674
   FHLMC certificates          1,792,23      18,780                 1,811,017
   U.S. government agency
     securities              42,652,659      44,178    1,250,503   41,446,334
   Merrill Lynch corporate
     bond                     2,534,010                  111,285    2,422,725
   Municipal bonds              625,395                   84,965      540,430
   REMICs                       624,278       7,194                   631,472
                            ----------- -----------  -----------  -----------
                            $88,056,338 $   219,715  $ 2,836,401  $85,439,652
                            =========== ===========  ===========  ===========
 December 31, 1998:
   FNMA certificates        $14,241,885 $   238,948  $    14,235  $14,466,598
   FHLMC certificates         3,555,875      14,470        4,180    3,566,165
   U.S. government agency
     securities              38,643,616     656,784      151,235   39,149,165
   Merrill Lynch corporate
     bond                     2,544,950                   33,450    2,511,500
   Municipal bonds              627,083                   36,313      590,770
   REMICs                     1,151,194      31,631                 1,182,825
   U.S. Treasury securities     999,828         172                 1,000,000
                            ----------- -----------  -----------  -----------
                            $61,764,431 $   942,005  $   239,413  $62,467,023
                            =========== ===========  ===========  ===========

The amortized cost and estimated fair value of mortgage-backed and other securities held to maturity at December 31, 1999, by contractual maturity, are shown below. Expected maturity may differ from contractual maturity because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:
                                                      Amortized   Estimated
                                                       cost       fair value
------------------------------------------------------------------------------
 Due after one year through five years               $42,753,848  $41,612,287
 Due after five years through ten years               34,831,242   33,283,523
 Due after ten years                                  10,471,248   10,543,842
                                                     -----------  -----------
                                                     $88,056,338  $85,439,652
                                                     ===========  ===========

There were no sales out of the held-to-maturity portfolio during 1999 or 1998.

First Mutual Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 5: Loans Receivable, Net and Loans Receivable Held for Sale

Loans receivable consisted of the following as of December 31:

                                                       1999           1998
------------------------------------------------------------------------------
 Real estate:
   Single-family residential                      $ 96,417,980  $  95,807,396
   Single-family construction                       41,261,540     38,640,163
   Income property:
     Commercial construction                        10,920,400     12,740,000
     Commercial real estate                        146,764,503    121,257,209
     Multifamily construction                       20,723,753      9,260,369
     Multifamily residential                       148,354,325    118,014,727
   Consumer and other loans                         24,435,217     17,464,747
   Business loans                                    3,347,265      2,629,590
                                                  ------------   ------------
                                                   492,224,983    415,814,201
 Less:
   Deferred loan origination fees                   (1,575,966)    (1,574,473)
   Undisbursed loan proceeds                       (29,958,618)   (21,764,668)
   Reserve for loan losses                          (6,309,268)    (5,569,431)
                                                  ------------   ------------
                                                   454,381,131    386,905,629
 Loans receivable held for sale                     (2,709,750)   (27,370,815)
                                                  ------------   ------------
 Loans receivable, net                            $451,671,381   $359,534,814
                                                  ============   ============

A substantial portion of the Company's revenues is derived from the origination of loans in the Puget Sound region of Washington State. The customers' ability to honor their commitments to repay such loans is dependent upon the region's economy and, to a certain extent, the dominant industries in that region such as aerospace, international trade, and high technology.

Single-family residential, permanent, and construction loans are primarily secured by collateral located in Western Washington. Income property loans, by county or state in which the property resides, are as follows at December 31, 1999:


                           King      Snohomish     Pierce    Whatcom
                          County       County      County     County      Oregon      Other        Total
------------------------------------------------------------------------------------------------------------
Income property:
 Commercial construc-
  tion                $  7,337,000 $   400,000 $ 3,183,400 $           $           $           $ 10,920,400
 Commercial real
  estate                71,352,628  24,923,086  14,962,126   4,873,538  12,863,793  17,789,332  146,764,503
 Multifamily construc-
  tion                  16,446,897               1,491,856     300,000   2,485,000               20,723,753
 Multifamily residen-
  tial                  73,052,416   6,788,388  26,628,374   5,650,286  13,724,023  22,510,838  148,354,325
                      ------------ ----------- ----------- ----------- ----------- ----------- ------------
                      $168,188,941 $32,111,474 $46,265,756 $10,823,824 $29,072,816 $40,300,170 $326,762,981
                      ============ =========== =========== =========== =========== =========== ============


The Bank originates both adjustable and fixed interest rate loans. At December 31, 1999, the composition of those loans was as follows:

 Term to maturity                                    Adjustable
 or rate adjustment                    Fixed rate       rate          Total
------------------------------------------------------------------------------
   Due within one year               $  8,712,231   $271,090,893  $279,803,124
   After one but within three years     1,818,639     57,935,795    59,754,434
   After three but within five years    3,633,037     44,134,840    47,767,877
   After five but within ten years     13,025,800      9,390,926    22,416,726
   After ten years                     44,439,609        199,361    44,638,970
                                     ------------   ------------  ------------
                                     $ 71,629,316   $382,751,815  $454,381,131
                                     ============   ============  ============

Single-family adjustable-rate loans have both period and lifetime adjustment limitations. Income property adjustable-rate loans typically only have lifetime adjustment limitations. Both types of adjustable-rate loans are generally indexed to either the one-, three-, or five-year Treasury constant maturity or the Federal Home Loan Bank's 11th District cost of funds. Future market factors may affect the correlation of the interest rate adjustment with the rates the Bank pays on the short-term deposits that have been primarily utilized to fund these loans.

                     Note 5 continued on next page.

First Mutual Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 5: Loans Receivable, Net and Loans Receivable Held for Sale (continued)

An analysis of the changes in the reserve for loan losses is as follows for the years ended December 31:
                                            1999          1998         1997
------------------------------------------------------------------------------
 Balance, beginning of year              $5,569,431   $4,858,376   $3,882,376
   Provision for loan losses                805,000      750,000      976,000
   Writeoffs                                (68,123)     (38,945)
   Recoveries                                 2,960
                                         ----------   ----------   ----------
 Balance, end of year                    $6,309,268   $5,569,431   $4,858,376
                                         ==========   ==========   ==========

The Bank had the following non-performing loans (loans over 90 days delinquent) as of December 31:
                                            1999          1998
------------------------------------------------------------------------------
 Non-performing loans                    $  342,579   $  298,503
 Percentage of total loans                     0.07%        0.08%

The Bank had no impaired loans during the years and at year-end 1999, 1998, and 1997.

The Bank serviced loans owned by other investors with aggregate principal balances of $193,923,146 and $268,246,425 as of December 31, 1999 and 1998,
respectively.

Outstanding commitments to borrowers for loans totalled $74,307,000 and $65,071,000 at December 31, 1999 and 1998, respectively. Outstanding commitments to sell loans to investors, which totalled $2,000,000 and $34,811,000 at December 31, 1999 and 1998, respectively, hedge against interest rate fluctuations from the time of loan commitment until the date at which loans are sold, which is generally within 60 days.

Commitments to extend credit generally have fixed expiration dates. Since portions of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Prior to extending commitments, the Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the borrower. Collateral held includes residential and income-producing properties.

Note 6: Accrued Interest Receivable

Accrued interest receivable at December 31 is summarized as follows:

                                            1999          1998
------------------------------------------------------------------------------
 Loans receivable                        $2,726,936   $2,359,489
 Mortgage-backed securities
   available for sale                       100,322      113,668
 Mortgage-backed and other
   securities held to maturity            1,013,653      837,965
                                         ----------   ----------
                                         $3,840,911   $3,311,122
                                         ==========   ==========

Note 7: Mortgage Servicing Rights and Servicing Fees

Changes in the mortgage servicing rights balance for the years ended December 31 are as follows:
                                            1999          1998
------------------------------------------------------------------------------
 Balance, beginning of year              $  356,585   $  601,435
   Additions                                273,391      197,054
   Sales                                   (366,639)    (173,647)
   Amortization                            (152,996)    (185,759)
   Provision for impairment                              (82,498)
                                         ----------   ----------
Balance, end of year                     $  110,341   $  356,585
                                         ==========   ==========

Changes in the valuation for impairment of mortgage servicing rights for the years ended December 31:

                                      1999         1998         1997
------------------------------------------------------------------------------
 Balance, beginning of year        $ 120,226    $  37,728    $
   Additions                                       82,498       37,728
                                   ---------    ---------    ---------
 Balance, end of year              $ 120,226    $ 120,226    $  37,728
                                   =========    =========    =========


                       Note 7 continued on next page.

First Mutual Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 7: Mortgage Servicing Rights and Servicing Fees (continued)

Servicing fee income, net of amortization, consisted of the following for the years ended December 31:

                                      1999         1998         1997
------------------------------------------------------------------------------
 Servicing fees                   $   622,036  $   741,935  $ 1,055,319
 Amortization and provision for
   impairment of mortgage
   servicing rights                  (152,996)    (268,257)    (250,270)
                                  -----------  -----------  -----------
 Loan servicing fees, net         $   469,040  $   473,678  $   805,049
                                  ===========  ===========  ===========

Note 8: Land, Buildings, and Equipment

The following is a summary of land, buildings, and equipment at December 31:

                                                   1999         1998
------------------------------------------------------------------------------
 Land                                          $ 1,930,130  $ 1,921,349
 Buildings                                       3,645,059    3,580,105
 Furniture, fixtures, and equipment              2,849,775    2,390,291
 Leasehold improvements                            576,329      527,449
                                                 9,001,293    8,419,194
 Less accumulated depreciation and amortization  3,474,269    2,882,446
                                               -----------  -----------
                                               $ 5,527,024  $ 5,536,748
                                               ===========  ===========

The Bank leases six of its office locations under operating leases. Total lease obligations are as follows:

                                 2000                       $   436,003
                                 2001                           472,631
                                 2002                           440,424
                                 2003                           445,865
                                 2004                           446,598
                                                            -----------
                                                            $ 2,241,521
                                                            ===========

Total lease expenses were $367,216, $338,871, and $307,349, for the years ended December 31, 1999, 1998, and 1997, respectively.

Note 9: Deposits
Deposits consisted of the following at December 31:




                                               Weighted
                                            average rate at         1999                       1998
                                              December 31,    ----------------          ----------------
Terms                                            1999         Amount        %           Amount        %
------------------------------------------------------------------------------------------------------------
 Money market deposit and checking accounts,
   including noninterest-bearing deposits of
   $10,665,061 (1999) and $13,775,959 (1998)      3.3%      $ 99,840,124   24.9%    $ 98,919,316    24.0%
 Regular savings                                  2.7         11,018,069    2.8       12,247,457     3.0
 Time deposits:
   1 to 6 months                                  4.5         13,566,826    3.4       30,246,949     7.4
   7 to 12 months                                 5.2        108,269,959   27.1      145,937,279    35.5
   13 to 18 months                                5.2        128,550,883   32.1       75,458,401    18.3
   2 to 10 years                                  5.8         38,928,229    9.7       48,441,746    11.8
                                                            ------------  -----     ------------   -----
 Total time deposits                              5.2        289,315,897   72.3      300,084,375    73.0
                                                            ------------  -----     ------------   -----
 Total deposits                                   4.7%      $400,174,090  100.0%    $411,251,148   100.0%
                                                            ============  =====     ============   =====


                                                  Note 9 continued on next page.

First Mutual Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 9: Deposits (continued)

Deposits at December 31, 1999 and 1998, included public funds of $5,509,152 and $7,134,255, respectively. Mortgage-backed securities with a book value of $913,032 and $1,255,260 were pledged as collateral on these deposits at December 31, 1999 and 1998, respectively, which exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission.

As of December 31, 1999, scheduled maturities of time deposits were as follows:

 Year ending December 31,
 ------------------------
         2000               $240,063,226
         2001                 35,331,191
         2002                  5,930,735
         2003                  4,773,943
         2004                  2,270,526
       Thereafter                946,276
                            ------------
                            $289,315,897
                            ============

Included in deposits are time deposits greater than or equal to $100,000 of $96,931,913 and $98,656,486 at December 31, 1999 and 1998, respectively.
Interest on time deposits greater than or equal to $100,000 totalled $5,300,446, $5,229,314, and $4,506,761 for the years ended December 31, 1999,
1998, and 1997, respectively.

Deposit interest expense by type for the years ended December 31 was as follows:
                                           1999         1998         1997
------------------------------------------------------------------------------
 Time deposits                         $14,955,529  $16,672,427  $15,065,475
 Money market deposit and checking       3,331,616    2,802,074    2,187,329
 Regular savings                           314,213      405,152      526,358
                                       -----------  -----------  -----------
                                       $18,601,358  $19,879,653  $17,779,162
                                       ===========  ===========  ===========

Note 10: FHLB and Other Advances

The Company's borrowings consisted of the following at December 31:

                                           1999         1998
------------------------------------------------------------------------------
 FHLB advances                        $134,236,925  $31,765,000
                                      ============  ===========
 FHLB advances:
   Maximum outstanding at any
    month end                         $134,236,925  $39,755,000
   Average outstanding                  88,470,615   33,441,310
   Weighted average interest rates:
     Annual                                  5.288%       5.798%
     End of year                             5.513        5.236

 Other advances                       $    250,000
                                      ============

Under the terms of the FHLB advances, in addition to FHLB stock held, the Bank must maintain unencumbered collateral of at least 120% of outstanding advances if the collateral is one to four family permanent mortgages, 125% if the collateral is rated first-lien residential privately issued mortgage-backed securities and collateralized mortgage obligations, and 105% if the collateral is U.S. Treasury and agency securities. At December 31, 1999, the minimum book value of eligible collateral pledged for these borrowings was $161,411,131. The Bank has an available line of credit with the FHLB in the amount equal to 35% of total assets.

FHLB advances at December 31, 1999, mature as follows:

                Interest rates        Amount
------------------------------------------------------------------------------
     2000        4.94 - 6.45%      $113,586,925
     2002            5.3%             4,650,000
     2004        4.83 - 4.97%        15,000,000
     2006            6.25%            1,000,000
                                   ------------
                                   $134,236,925
                                   ============

The other advances mature on November 30, 2000, with an interest rate of 7.84%.

First Mutual Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 11: Federal Taxes on Income

For tax years beginning prior to January 1, 1996, a qualified thrift institution was allowed a bad debt deduction based on a percentage of taxable income or on actual experience. Accordingly, the Bank used the percentage of taxable income method prior to 1996.

The Small Business Job Protection Act of 1996 (the Act) required qualified thrift institutions, such as the Bank, to recapture their post-1987 additions to their bad debt reserves. Such recaptured amounts are to be taken into taxable income ratably over a six-year period, which began with the year ended December 31, 1998.

As of December 31, 1997, these additions were $1,973,380, of which $328,897 was recaptured in taxable income for both 1999 and 1998. The Act also repealed the reserve method of accounting for tax bad debt deductions and required thrifts to calculate the tax bad debt deduction based on actual current loan losses. The recapture of the post-1987 additions to tax basis bad debt reserves does not result in a charge to earnings as these amounts have been provided for in the deferred tax liability.

If bad debt deductions taken for federal income tax purposes before 1987 are later used for purposes other than bad debt losses, they will be subject to federal income taxes at the prevailing corporate rates. Retained earnings at December 31, 1999, 1998, and 1997, includes $640,000, for which no federal taxes had been provided in the financial statements. The Bank does not anticipate that retained earnings will be used in any way which would result in payment of taxes.

Deferred federal income taxes constitute the differences in the reporting of income and expense for financial statement and income tax purposes.
The components of deferred income tax benefit are as follows for the years ended December 31:

                                                1999         1998
------------------------------------------------------------------------------
 Mortgage servicing rights                   $  (218,140)   $  (120,856)
 Loan origination fees and costs                 (75,332)       (14,115)
 FHLB stock dividends                            131,015        121,558
 Reserve for loan losses                        (385,735)      (375,948)
 Other, net                                     (101,158)      (135,455)
                                             -----------    -----------
                                             $  (649,350)   $  (524,816)
                                             ===========    ===========

At December 31, the significant components of the Company's net deferred tax asset were as follows:

                                                1999         1998
------------------------------------------------------------------------------
 Deferred tax assets:
   Reserve for loan losses                   $ 1,742,582    $ 1,356,847
   Other, net                                    202,253        101,095
   Mortgage servicing rights                     196,367
                                             -----------    -----------
                                               2,141,202      1,457,942
 Deferred tax liabilities:
   Mortgage servicing rights                                     21,773
   Loan origination fees and costs               385,509        460,841
   FHLB stock dividends                          956,668        825,653
                                             -----------    -----------
                                               1,342,177     1,308,267
   Unrealized loss on available-for-
    sale securities                              346,885
                                             -----------    -----------
 Net deferred tax asset                      $ 1,145,910    $   149,675
                                             ===========    ===========

Note 12: Stockholders' Equity and Regulatory Capital Requirements

Stock dividends and stock splits: The Company's Board of Directors declared a 10% stock dividend in March 1999, a 10% stock dividend in May 1997, and a three-for-two stock split in September 1997.

Restricted retained earnings: Under Washington State law, preconversion retained earnings are restricted for the protection of preconversion depositors. Restricted retained earnings at December 31, 1999, totalled $161,411.

Regulatory capital requirements: The Company and the Bank are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation (FDIC), Washington State Department of Financial Institutions, and the Federal Reserve Board. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

                           Note 12 continued on next page.

First Mutual Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 12: Stockholders' Equity and Regulatory Capital Requirements (continued)

Quantitative measures established by regulators to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1999, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 1999 and 1998, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

Actual capital amounts and ratios for the Company and the Bank are presented in the table below:


                                                                                  To be categorized
                                                                                       as well
                                                                                  capitalized under
                                                        For capital              prompt corrective
                                   Actual            adequacy purposes           action provisions
                           ---------------------------------------------------------------------------------
                              Amount     Ratio      Amount      Ratio            Amount         Ratio
------------------------------------------------------------------------------------------------------------
As of December 31, 1999:

 Total capital (to risk-
  weighted assets):                                           Greater
   First Mutual Bancshares,                                   than or
    Inc.                  $45,102,020   11.08%   32,560,672   equal to 8.00%      n/a             n/a
                                                              Greater                        Greater
                                                              than or                        than or
   First Mutual Bank       45,161,792   11.10    32,555,563   equal to 8.00%  $40,694,453    equal to 10.00%

 Tier I capital (to risk-
  weighted assets):                                           Greater
   First Mutual Bancshares,                                   than or
    Inc.                   40,014,415    9.83    16,280,336   equal to 4.00       n/a            n/a
                                                              Greater                        Greater
                                                              than or                        than or
   First Mutual Bank       40,074,985    9.85    16,277,781   equal to 4.00    24,416,672    equal to 6.00

 Tier I capital (to
  average assets):                                            Greater
   First Mutual Bancshares,                                   than or
    Inc.                   40,014,415    7.02    22,794,065   equal to 4.00         n/a          n/a
                                                              Greater                        Greater
                                                              than or                        than or
   First Mutual Bank       40,074,985    7.03    22,787,911   equal to 4.00    28,484,889    equal to 5.00

As of December 31, 1998:
                                                              Greater                        Greater
 Total capital (to risk-                                      than or                        than or
  weighted assets)        $38,909,518   11.52%  $27,031,580   equal to 8.00%  $33,789,475    equal to 10.00%

                                                              Greater                        Greater
  Tier I capital (to                                          than or                        than or
   risk-weighted assets)   34,685,834   10.27    13,515,790   equal to 4.00    20,273,685    equal to  6.00

                                                              Greater                        Greater
  Tier I capital (to                                          than or                        than or
   average assets)         34,685,834    7.16    19,378,224   equal to 4.00    24,222,781    equal to  5.00

The holding company is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the FDIC to meet and maintain a specific capital level.

                                                         page 38

First Mutual Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 13: Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                         Income      Shares(1)    Per share(1)
                                       (numerator) (denominator)    amount
------------------------------------------------------------------------------
Year ended December 31, 1999:
  Basic EPS:
   Income available to common
    shareholders                       $ 6,000,348   4,675,654      $1.28
                                                                    =====
  Effect of dilutive stock options                      83,622
                                       -----------   ---------
  Diluted EPS:
   Income available to common
    shareholders plus assumed stock
    options exercise                   $ 6,000,348   4,759,276      $1.26
                                       ===========   =========      =====
Year ended December 31, 1998:
  Basic EPS:
   Income available to common
    shareholders                       $ 5,207,696   4,637,340      $1.12
                                                                    =====
  Effect of dilutive stock options                     122,775
                                       -----------   ---------
  Diluted EPS:
   Income available to common
    shareholders plus assumed stock
    options exercise                   $ 5,207,696   4,760,115      $1.09
                                       ===========   =========      =====
Year ended December 31, 1997:
  Basic EPS:
   Income available to common
    shareholders                       $ 4,518,680   4,469,106      $1.01
                                                                    =====
  Effect of dilutive stock options                     189,038
                                       -----------   ---------
  Diluted EPS:
   Income available to common
    shareholders plus assumed stock
    options exercise                   $ 4,518,680   4,658,144      $0.97
                                       ===========   =========      =====

(1)Shares and EPS have been adjusted for a 10% stock dividend paid May 5, 1999, a 10% stock dividend paid July 2, 1997, and a three-for-two stock split paid November 5, 1997.

Note 14: Other Operating Expenses

Salaries and employee benefits consisted of the following for the years ended December 31:
                                         1999          1998          1997
------------------------------------------------------------------------------
 Salaries and employee benefits
  incurred                           $ 8,795,576   $ 9,122,196   $ 7,051,486
 Amounts deferred with loan
  origination fees                    (1,494,686)   (1,622,048)   (1,092,774)
                                     -----------   -----------   -----------
                                     $ 7,300,890   $ 7,500,148   $ 5,958,712
                                     ===========   ===========   ===========

Direct costs of originating loans are deferred and capitalized with the related loan origination fees collected. Deferral of costs varies directly with the volume of loan originations.

First Mutual Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 15: Retirement Plan and Trust

The Bank has a 401(k) retirement plan and trust for employees. All employees who have completed one year of service and meet the minimum hours-worked requirement are eligible for the plan. The Bank funds the annual cost of the plan as accrued. Employees may contribute up to 12% of their salaries to the plan. The Bank matches 75% of the employees' contributions up to 6% of the employees' compensation. At plan year-end, the Bank contributes an additional 3% of the employees' compensation. Participants are fully vested in employer contributions to the plan upon six years of employment.

The Bank's contributions to the 401(k) retirement plan and trust were $356,087, $320,971, and $255,658 for the years ended December 31, 1999, 1998, and 1997, respectively. There were no significant changes in the rate of contributions to the plan between those years.

Note 16: Employee Stock Ownership Plan

In 1985, the Company established an ESOP to provide benefits to all employees who have completed one year of service and meet the minimum hours-worked requirement. The plan is noncontributory on the part of the participants and provides for full vesting upon completion of five years of service. The plan provides for the distribution of accumulated benefits to the employees or their beneficiaries upon death, termination, or retirement. The Company loaned the ESOP's trustee $200,000 for purchase of the Company's common stock at the initial offering price in 1985. During 1990, the Company's Board of Directors authorized the trustee to borrow an additional $1,464,375 from the Company to purchase 139,600 more shares (unadjusted for subsequent stock dividends and stock splits) of the Company's common stock in the open market. Shares of stock are allocated to employees as the loans are repaid. The outstanding loan balance at December 31, 1999, was $310,739. During 1999, the ESOP sold 15,409 shares in the open market.

Shares held by the ESOP at December 31, 1999, were as follows:
                                                                     Average
                                             Number   Price range     price
                                            of shares  per share    per share
------------------------------------------------------------------------------
 Allocated:
   Vested                                    288,723
   Nonvested                                  11,075
                                             -------
                                             299,798  $1.20 - $4.63  $ 2.84
 Nonallocated                                 64,866
                                             -------
                                             364,664
                                             =======

Contributions to the ESOP during the years ended December 31, 1999, 1998, and 1997, were $77,312, $65,109, and $-0-, respectively.

First Mutual Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 17: Stock Option Plan

The Company has a stock option plan for directors and employees. Options have a term of six or 10 years and are granted at fair market value on the grant date. The Company's Board of Directors determines vesting of the options. Options generally become exercisable in one or more installments during their term, and the right to exercise may be cumulative. At December 31, 1999, 80,682 shares of common stock, adjusted for stock dividends, were available for grant under the plan. A total of 200,708 shares are currently exercisable at December 31, 1999. All schedules presented in this footnote are adjusted for stock dividends and stock splits.

A summary of the Company's stock option plan as of December 31, 1999, 1998, and 1997, and changes during the years ended on those dates is presented below:
                                                       Weighted    Weighted
                                           Range of    average     average
                                           exercise    exercise    fair
                              Shares       price*      price*      value*
------------------------------------------------------------------------------
 BALANCE, January 1, 1997     401,823    $3.38-$7.16    $ 4.36
 Exercisable at year-end:
  201,623 shares                                          3.65
   Options granted             47,355       10.98        10.98       $ 3.94
   Options exercised          (85,087)    3.38-4.44       3.57
   Options terminated          (7,174)    4.44-10.98      5.30
                             --------
 BALANCE, December 31, 1997   356,917     3.38-10.98      5.42
 Exercisable at year-end:
  167,906 shares                                          3.95
   Options granted            114,664    15.85-15.91     15.89         4.97
   Options exercised         (134,252)    3.38-7.16       4.05
   Options terminated          (1,096)    7.16-15.85     10.06
                             --------
 BALANCE, December 31, 1998   336,233     3.38-15.91      9.52
 Exercisable at year-end:
  96,259 shares                                           4.53
   Options granted             62,300       12.38        12.38         5.34
   Options exercised           (9,378)    4.43-10.98      4.80
   Options terminated          (3,333)    7.16-15.85     12.20
                             --------
 BALANCE, December 31, 1999   385,822                    10.07
 Exercisable at year-end:    ========
  200,708 shares                                          7.13
 *per share

The following table summarizes information about stock options outstanding at December 31, 1999:

                     Options outstanding                 Options exercisable
-----------------------------------------------------  -----------------------
                               Weighted    Weighted                  Weighted
                    Number     average      average        Number    average
  Range of        of shares    exercise    remaining     of shares   exercise
exercise price   outstanding   price*        life       exercisable   price*
------------------------------------------------------------------------------
$3.00-$6.00       123,503      $ 4.23      5.3 years      123,503     $ 4.23
 6.01- 9.00        42,354        7.16      6.5 years       28,620       7.16
 9.01-12.00        45,045       10.98      7.5 years       14,135      10.98
12.01-15.00        61,250       12.38      9.5 years
15.01-18.00       113,670       15.89      6.0 years       34,450      15.91
                  -------                                 -------
                  385,822      $10.07      6.5 years      200,708     $ 7.13
                  =======                                 =======
* per share

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan for the years ended December 31, 1999, 1998, and 1997. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 1999, 1998, and 1997, would have been reduced to the pro forma amounts indicated below:

                                      1999           1998            1997
------------------------------------------------------------------------------
Net income:
 As reported                      $ 6,000,348    $ 5,207,696    $ 4,518,680
 Pro forma                          5,781,149      5,038,625      4,419,924
Basic earnings per common
share:
 As reported                            $1.28          $1.12          $1.01
 Pro forma                               1.24           1.09           0.99
Earnings per common share -
assuming dilution:
 As reported                            $1.26          $1.09          $0.97
 Pro forma                               1.22           1.06           0.95


                           Note 17 continued on next page.

First Mutual Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 17: Stock Option Plan (continued)

The compensation expense included in the pro forma net income and net income per share figures on the previous page are not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards generally are made each year.

The fair value of options granted under the Company's stock option plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: Annual dividend yield of 1.62% for 1999, 3.14% for 1998, and 1.10% for 1997; expected volatility of 35%
for 1999, 33% for 1998, and 33% for 1997; and expected lives of 8.1 years for 1999, 6.5 years for 1998, and 5.0 years for 1997. The risk-free interest rate assumptions used were 6.00%, 5.79%, and 6.19%, for 1999, 1998, and 1997, respectively.

Note 18: Contingencies

In the normal course of business, the Company has various legal claims and other contingent matters outstanding. Management believes that any ultimate liability arising from these actions will not have a material adverse effect on the Company's financial condition or results of operations.

Note 19: Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The estimated fair value of financial instruments is as follows at December 31, 1999 and 1998 (in thousands):

                               1999                          1998
                   -----------------------------  ----------------------------
                               Esti-   Favorable             Esti-  Favorable
                               mated   (unfavor-             mated  (unfavor-
                    Carrying   fair      able)    Carrying   fair      able)
                     value     value   variance    value     value   variance
------------------------------------------------------------------------------
Assets:
 Cash and cash
  equivalents      $  3,865  $  3,865  $         $  5,529  $  5,529  $(4,456)
 Securities held
  for sale           17,350    17,350              20,337    20,337
 Loans held for
  sale                2,710     2,710              27,371    27,579      208
 Mortgage-backed
  and other
  securities         88,056    85,440   (2,616)    61,764    62,467      703
 Loans receivable   451,671   452,358      687    359,535   361,849    2,314
 Accrued interest
  receivable          3,841     3,841               3,311     3,311
 Mortgage servicing
  portfolio             110       393      283        357     2,076    1,719
 FHLB stock           7,020     7,020               4,877     4,877
                                       -------                       -------
    Favorable
    (unfavorable)
    variance                            (1,646)                        4,944

Liabilities:
 Demand, savings,
  and money market
  deposits          110,858   110,858             111,167   111,167
 Time deposits      289,316   289,114      202    300,084   301,427   (1,343)
 Drafts payable       1,381     1,381               4,383              4,383
 Advance payments
  by borrowers for
  taxes and
  insurance           1,589     1,589               1,517              1,517
 Short-term FHLB
  advances          113,587   112,390    1,197     23,265    23,296      (31)
 Long-term FHLB
  advances           20,650    20,433      217      8,500     8,550      (50)
 Other advances         250       250
                                       -------                       -------
    Favorable
    (unfavorable)
    variance                             1,616                        (1,424)

 Off-balance-sheet
  financial instruments:
   Commitments to
    sell loans                      7        7                  (25)     (25)
                                       -------                       -------
    Favorable
    (unfavorable)
    variance                                 7                           (25)
                                       -------                       -------
Net favorable
 (unfavorable)
  variance                             $   (23)                      $ 3,495
                                       =======                       =======

                          Note 19 continued on next page.

First Mutual Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 19: Fair Value of Financial Instruments (continued)

Fair value estimates, methods, and assumptions are set forth below for the Company's financial and off-balance-sheet instruments.

     Securities, loans held for sale, and commitments to sell loans: The fair value of securities and loans receivable held for sale, and forward commitments, are based on quoted market rates and dealer quotes.

     Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair value of the loans that have fixed interest rates or a variable rate which do not reprice frequently is estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers or similar credit quality. The fair value of non-performing loans is estimated using discounted cash flow analysis, using applicable risk adjusted spreads to the contractual interest rates applicable to each category of loan.

     No adjustment was made to the market interest rates for changes in credit of performing loans for which there are no known credit concerns. Management believes that the risk factor embedded in the market interest rates along with the general reserves applicable to the loan portfolio for which there are not known credit concerns results in a fair valuation of such loans.

     Deposit liabilities: Under SFAS No. 107, the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, NOW accounts, and money market and checking accounts, is equal to the amount payable on demand. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using market rates for deposits of similar maturity of the top 25 local deposit-ranked institutions.

     FHLB and other advances: The fair value of FHLB advances and other borrowings is estimated based on discounting the estimated future cash flows using rates currently available to the Company for debt with similar remaining maturity.

     Other: The carrying value of other financial instruments has been determined to be a reasonable estimate of their fair value.

     Mortgage servicing portfolio: The carrying value of the mortgage servicing portfolio is mortgage servicing rights as defined by SFAS No.
     125. The fair value of the mortgage servicing portfolio represents the fair value of the total servicing portfolio, and is based upon an independent appraisal and a valuation model that calculates the present value of future cash flows.

     Commitments to originate loans: Based on the short terms of these instruments, the unrealized gains or losses are expected to be insignificant.

     Limitations: The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Note 20: Selected Quarterly Financial Data (unaudited)


                                                    Year ended December 31, 1999
                                ---------------------------------------------------------------------------
                                    First        Second           Third         Fourth
                                   quarter       quarter         quarter        quarter          Total
-----------------------------------------------------------------------------------------------------------
Interest income                 $ 10,022,313   $ 10,260,540   $ 10,688,735   $ 11,346,470    $ 42,318,058
Interest expense                   5,479,790      5,579,946      5,857,199      6,376,429      23,293,364
                                ------------   ------------   ------------   ------------    ------------
Net interest income             $  4,542,523   $  4,680,594   $  4,831,536   $  4,970,041    $ 19,024,694
                                ============   ============   ============   ============    ============
Provision for loan losses       $    150,000   $    285,000   $    250,000   $    120,000    $    805,000
Other operating income and      ============   ============   ============   ============    ============
 expenses, net                  $ (2,229,862)  $ (2,170,652)  $ (2,239,491)  $ (2,498,534)   $ (9,138,539)
                                ============   ============   ============   ============    ============
Net income                      $  1,429,056   $  1,470,159   $  1,547,445   $  1,553,688    $  6,000,348
                                ============   ============   ============   ============    ============
Basic earnings per share        $       0.31   $       0.31   $       0.33   $       0.33    $       1.28
Earnings per share assuming     ============   ============   ============   ============    ============
 dilution                       $       0.30   $       0.31   $       0.32   $       0.33    $       1.26
Weighted average shares         ============   ============   ============   ============    ============
 outstanding                       4,671,758      4,672,243      4,679,239      4,679,256       4,675,654
Weighted average shares         ============   ============   ============   ============    ============
 outstanding including
 effect of dilutive stock
 options                           4,761,876      4,760,023      4,759,307      4,755,777       4,759,276
                                 ============   ============   ============   ============    ============

                                            Note 20 continued on next page.

                                                         page 43

First Mutual Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 20: Selected Quarterly Financial Data (unaudited) (continued)



                                                    Year ended December 31, 1999
                                ---------------------------------------------------------------------------
                                    First        Second           Third         Fourth
                                   quarter       quarter         quarter        quarter          Total
-----------------------------------------------------------------------------------------------------------
Interest income                 $  9,551,242   $  9,807,688   $  9,948,913   $  9,907,193    $ 39,215,036
Interest expense                   5,344,232      5,505,230      5,488,352      5,480,860      21,818,674
                                ------------   ------------   ------------   ------------    ------------
Net interest income             $  4,207,010   $  4,302,458   $  4,460,561   $  4,426,333    $ 17,396,362
                                ============   ============   ============   ============    ============
Provision for loan losses       $    100,000   $    100,000   $    385,000   $    165,000    $    750,000
Other operating income and      ============   ============   ============   ============    ============
 expenses, net                  $ (2,227,700)  $ (2,267,161)  $ (2,038,211)  $ (2,224,060)   $ (8,757,132)
                                ============   ============   ============   ============    ============
Net income                      $  1,240,344   $  1,277,296   $  1,344,651   $  1,345,405    $  5,207,696
                                ============   ============   ============   ============    ============
Basic earnings per share        $       0.27   $       0.27   $       0.29   $       0.29    $       1.12
Earnings per share assuming     ============   ============   ============   ============    ============
 dilution                       $       0.26   $       0.26   $       0.28   $       0.28    $       1.09
Weighted average shares         ============   ============   ============   ============    ============
 outstanding                       4,551,128      4,655,635      4,669,710      4,671,214       4,637,340
                                ============   ============   ============   ============    ============
Weighted average shares
 outstanding including effect
 of dilutive stock options         4,727,940      4,775,679      4,772,181      4,762,989       4,760,115
                                ============   ============   ============   ============    ============

Note 21: Segments

The Company is organized based on the products and services that it offers. Under this organizational structure, the Company has three reportable segments: consumer banking, residential lending, and commercial lending.

-- Residential lending offers conventional or government-insured loans to Borrowers to purchase, refinance, or build homes, secured by one-to- four-unit family dwellings. Embedded within the residential lending segment is a mortgage banking operation, which sells loans in the secondary mortgage market. The mortgage banking operation may choose to retain or sell the right to service the loans sold (i.e., collection of principal and interest payments) depending upon market conditions.

-- Commercial lending offers permanent and interim (construction) loans for multifamily housing (over four units), commercial real estate properties, and loans to small- and medium-sized businesses for financing inventory, accounts receivables, and equipment, among other things. The underlying real estate collateral or business asset being financed typically secures these loans.

-- Consumer banking offers depositor banking services, home equity lending, direct consumer loans, and consumer dealer financing contracts.

These segments are managed separately because each business requires different processes and different marketing strategies to reach the customer base that buys those products and services. All three segments derive a majority of their revenue from interest, and management relies primarily on net interest revenue in managing these segments. No single customer provides more than 10% of the Company's revenues.

    Basis of accounting for reportable segments: Starting in 1997, the Company adopted business unit profitability reporting, which measures the performance of segments as self-standing business entities. As self-standing entities, the segments have fully income-allocated and cost-burdened profit and loss statements. Except for the allocations and the funds transfer-pricing mechanism described below, the accounting policies for the segments are the same as those described in the Summary of Significant Accounting Policies.

    Allocations and funds transfer-pricing mechanism:

-- Operating income and expenses are allocated to segments whenever they can be directly attributed to their activities. Indirect income and overhead costs are credited or charged to the segments whenever they are specifically identified as providers or users of the ancillary internal service, or are allocated based on some common denominator. For certain services, intersegment user fees are assessed at agreed-upon prices.

-- A funds transfer-pricing method has been utilized to allocate interest income for the deposits held in the branch banks. The deposit-gathering activities contribute to the profitability by reducing borrowing costs. The deposits are therefore presumed to generate revenues for consumer banking through reinvestments in low-risk securities (inferred interest-earning assets). The interest earnings are calculated using an internal, proxy-market interest rate. The loan-producing units in the residential, commercial, and consumer segments are also presumed to borrow money to fund their loans using an internal, proxy-market interest rate.

-- Equity capital commensurate with the risk weight of segment assets has been allocated to simulate the operating capital level required by the Bank's regulators. The allocated capital provides the segments with interest-free funding.

                           Note 21 continued on next page.

First Mutual Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 21: Segments

Financial information for the Company's segments is shown below for the:

                                       Years ended December 31,
                                       ------------------------
                          Consumer     Residential   Commercial
                          Banking        Lending       Lending       Totals
------------------------------------------------------------------------------
Revenues from
 external
 customers      1999   $  9,087,676  $  8,462,124  $ 26,782,327  $ 44,332,127
                1998      6,521,653    10,718,074    24,156,802    41,396,529
                1997      6,326,339    10,068,321    20,810,023    37,204,683
Revenues from
 other
 segments       1999     17,373,355       303,320     1,634,108    19,310,783
                1998     21,051,822       428,300     1,482,378    22,962,500
                1997     18,505,479       467,586     1,303,662    20,276,727

Total revenues  1999     26,461,031     8,765,444    28,416,435    63,642,910
                1998     27,573,475    11,146,374    25,639,180    64,359,029
                1997     24,831,818    10,535,907    22,113,685    57,481,410

Net interest
 revenue        1999      6,418,249     1,739,501    10,155,577    18,313,327
                1998      6,446,931     1,967,849     8,838,699    17,253,479
                1997      6,235,391     2,098,386     7,254,032    15,587,809

Income before
 federal income
 taxes          1999        877,327     1,537,276     7,173,600     9,588,203
                1998      1,565,589     2,017,212     6,025,083     9,607,884
                1997      2,113,629     1,093,807     5,037,563     8,244,999

Total assets    1999    413,124,784   106,367,487   337,945,234   857,437,505
                1998    414,809,598   107,019,912   274,234,989   796,064,499
                1997    373,687,398   124,405,900   235,318,964   733,412,262

Revenues from external customers is comprised of interest income and other operating income. Revenues from other segments include the interest-free benefit of allocated equity capital, the interest revenue from the inferred earning assets on branch deposits, and intersegment user fees and charges.

                             Note 21 continued on next page.

First Mutual Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 21: Segments (continued)

Reconciliations of segment data to the Company consolidated financial statements are shown in the table below. The amounts for the segments differ from the actual consolidated financial statements due to the use of internal, proxy-market interest rates, and various methods for allocating costs. The provision for loan losses and the reserve for loan losses have not been allocated to the segments. Total segment assets include inferred interest-earning assets on branch deposits, which are essentially the same assets from the lending segments, but credited with a proportionate interest yield.

                                             Years ended December 31,
                                             ------------------------
                                         1999          1998          1997
------------------------------------------------------------------------------
Total revenues for year ended
 December 31:
Segment total revenues               $ 63,642,910  $ 64,359,029  $ 57,481,410
Back out or add back:
 Revenues from other segments         (19,310,783)  (22,962,500)  (20,276,727)
 Revenues of administrative
  departments netted against
  overhead costs and reallocated
  as net costs                            934,543     1,048,513       897,657
                                     ------------  ------------  ------------
Consolidated total revenues          $ 45,266,670  $ 42,445,042  $ 38,102,340
                                     ============  ============  ============
Net interest revenue for year
 ended December 31:
Segment net interest revenue         $ 18,313,327  $ 17,253,479  $ 15,587,809
Back out or add back:
 Difference between actual interest
  expense and intersegment funding
  allocation                               51,974      (653,030)     (291,096)
 Interest revenues of administrative
  departments netted against
  overhead costs and reallocated
  as net costs                            659,393       795,913       509,283
                                     ------------  ------------  ------------
Consolidated net interest income     $ 19,024,694  $ 17,396,362  $ 15,805,996
                                     ============  ============  ============
Income before federal income taxes
 for year ended December 31:
Segment pre-tax income               $  9,588,203  $  9,607,884 $   8,244,999
Back out or add back:
 Unallocated loan loss provision         (762,475)     (750,000)     (976,000)
 Difference between actual total
  funding cost and total
  intersegment funding allocation         426,795       (81,573)       66,053
 Unallocated net expenses of
  administrative departments             (171,368)     (887,081)     (488,430)
                                     ------------  ------------  ------------
Consolidated pretax income           $  9,081,155  $  7,889,230  $  6,846,622
                                     ============  ============  ============
Total assets as of December 31:
Segment total assets                 $857,437,505  $796,064,499  $733,412,262
Back out or add back:
 Inferred intersegment interest-
 earning assets on branch deposits   (274,549,327) (308,525,629) (290,256,005)
 Unallocated reserve for loan loss     (6,309,268)   (5,569,431)   (4,858,376)
 Unallocated nonearning assets of
  administrative departments            4,537,396     7,260,700     7,464,559
                                     ------------  ------------  ------------
Consolidated total assets            $581,116,306  $489,230,139  $445,762,440
                                     ============  ============  ============

First Mutual Bancshares, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 22: Parent Company Only Financial Statements

Summary of condensed parent company financial information for First Mutual Bancshares, Inc. for December 31, 1999 (in thousands):

Statement of Financial Condition

Assets
------------------------------------------------------------------------------
Cash                                                 $     533
Investment in subsidiaries                              39,397

Other assets                                                64
                                                     ---------
Total                                                $  39,994
                                                     =========


Liabilities and Stockholders' Equity
------------------------------------------------------------------------------
Liabilities:
 Borrowings                                          $     250
 Other liabilities                                         408
                                                     ---------
                                                           658

Stockholders' equity                                    39,336
                                                     ---------
TOTAL                                                $  39,994
                                                     =========

Statement of Income

INCOME:
 Equity in undistributed net income from
 subsidiaries                                        $   6,124

OTHER EXPENSE:

 Compensation and employee benefits                          3
 Other operating expense                                   185
                                                     ---------
   Total expenses                                          188
                                                     ---------
   Income before federal income taxes                    5,936

FEDERAL INCOME TAX BENEFIT                                  64
                                                     ---------
NET INCOME                                           $   6,000
                                                     =========

Independent Auditors' Report


Board of Directors
First Mutual Bancshares, Inc.
Bellevue, Washington

We have audited the accompanying consolidated statements of financial condition of First Mutual Bancshares, Inc. and subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial condition of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/Deloitte & Touche LLP

January 28, 2000
Deloitte & Touche LLP
Seattle, Washington



Stock Information

The Company sold 966,000 shares of common stock in its initial public offering on December 23, 1985. As of December 31, 1999, there were 4,672,636 shares outstanding. The shares are held by approximately 1,200 shareholders of record and persons or entities who hold their stock in nominee or "street" name through various brokerage firms or other depositories.

First Mutual Bancshares, Inc.'s common stock trades on The Nasdaq Stock Market under the symbol FMSB. The following data are based on the reported sale prices on the Nasdaq National Market System for the quarters indicated, as reported by the National Association of Securities Dealers.

             Quarter Ending                         High*      Low*
            ---------------------------------------------------------
             March 31, 1998                       $ 17.73    $ 15.91
             June 30, 1998                          16.59      15.00
             September 30, 1998                     16.08      10.80
             December 31, 1998                      13.75      11.19
             March 31, 1999                         12.73      11.36
             June 30, 1999                          13.06      11.25
             September 30, 1999                     13.00       9.00
             December 31, 1999                      12.88      10.00

             *Adjusted to reflect the 10% stock dividend paid May 5, 1999.

General Information

BOARD OF DIRECTORS
F. Kemper Freeman, Jr.
Chairman
H. Scott Wallace
Vice Chairman
John R. Valaas
President, CEO
James J. Doud, Jr.
Mary Case Dunnam
Janine Florence
Victor E. Parker
George W. Rowley, Jr.
Richard S. Sprague
Robert C. Wallace

BANCSHARES OFFICERS
President
John R. Valaas
Chief Executive Officer
Executive Vice President
Roger A. Mandery
Chief Financial Officer
Vice President
Kari A. Stenslie
Controller
Corporate Secretary
Phyllis A. Easterlin

BANK EXECUTIVE OFFICERS
President
John R. Valaas
Chief Executive Officer
Executive Vice President
Roger A. Mandery
Chief Financial Officer
Senior Vice President
James R. Boudreau
Chief Credit Officer
Vice Presidents
Robin R. Carey
Operations and Administration
Scott B. Harlan
Residential and Consumer Lending
Kari A. Stenslie
Controller
Corporate Secretary
Phyllis A. Easterlin

FIRST MUTUAL BANCSHARES, INC.,
AND FIRST MUTUAL BANK
CORPORATE HEADQUARTERS
AND MAIN OFFICE
400 - 108th Avenue NE
Bellevue, Washington  98004
(425) 455-7300
(425) 453-5302 Fax
www.firstmutual.com

ANNUAL MEETING
The annual meeting is scheduled to be held April 27, 2000, 3 p.m., at the Hyatt Regency Bellevue, 900 Bellevue Way NE, Bellevue, Washington.

TRANSFER AGENT AND REGISTRAR
ChaseMellon Shareholder Services, L.L.C.
Shareholder Relations
P.O. Box 3315
South Hackensack, NJ  07606
(800) 522-6645
www.chasemellon.com

INDEPENDENT CERTIFIED PUBLIC
Accountants
Deloitte & Touche LLP

LEGAL COUNSEL
Preston Gates Ellis LLP

INVESTOR RELATIONS COUNSEL
Len Cereghino & Co.
2605 Western Avenue
Seattle, Washington  98121
(206) 448-1996

FORM 10-K
A copy of the Form 10-K as filed with the Securities and Exchange Commission will be furnished to shareholders upon written request to the Secretary, First Mutual Bancshares, Inc., P.O. Box 1647, Bellevue, WA 98009-1647.

You may also contact us through our Web site: www.firstmutual.com.

FIRST MUTUAL BANK OFFICES
Ballard
2038 NW Market Street
Seattle, Washington  98107
(206) 706-0894

Bellevue Financial Center
400 - 108th Avenue NE
Bellevue, Washington  98004
(425) 453-2801

Bellevue West
10001 NE 8th Street
Bellevue, Washington  98004
(425) 453-9434

Bellingham
1100 Harris Street
Bellingham, Washington  98225
(360) 714-0433

Crossroads
15635 NE 8th Street
Bellevue, Washington  98008
(425) 644-4214

Issaquah
855 Rainier Boulevard N
Issaquah, Washington  98027
(425) 392-2673

Monroe
19265 State Route 2
Monroe, Washington  98272
(360) 794-8686

Redmond
16900 Redmond Way
Redmond, Washington  98052
(425) 883-4700

West Seattle
4520 California Avenue SW
Seattle, Washington  98116
(206) 932-6299

LOAN PRODUCTION OFFICES
Salem
401 Ratcliff Drive SE, Suite 170
Salem, Oregon 97302
(503) 363-4726

Tacoma
2323 N 31st Street, Suite 200
Tacoma, Washington  98403
(253) 759-3559

                                -----------------------
                                FIRST MUTUAL BANCSHARES
                                -----------------------
                                     INCORPORATED

                                 460 -108th Avenue NE
                              Bellevue, Washington 98004
                                    (425) 455-7300

                           Exhibit 21

                  Subsidiaries of the Registrant


Parent
------
First Mutual Bancshares, Inc.

                              Percentage       Jurisdiction or
Subsidiaries                 of Ownership   State of Incorporation
------------                 ------------   ----------------------
First Mutual Bank               100%              Washington

First Mutual Services  (1)      100%              Washington


----------------
(1) This corporation is a wholly owned subsidiary of First Mutual Bank.
    First Mutual Services (FMS) engages in the sale of mutual funds and annuities. PRIMEVEST Financial Services functions as the broker dealer and is responsible for the sale and delivery of securities. As of December 1999, the company has decided to discontinue directly offering investment products to its customers. The Bank's investment in First Mutual Services at December 31, 1999, was $38,555.