Form 10-Q
period 2000-03-31
FIRST MUTUAL BANCSHARES INC
filed 2000-05-12
CIK 1098337

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                          Quarterly Report Pursuant to
                                  Section 13 of
                       The Securities Exchange Act of 1934
                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2000

                        Commission File Number 005-57091


                          FIRST MUTUAL BANCSHARES, INC.
                  --------------------------------------------
                  (Exact name of bank as specified in charter)



                                   WASHINGTON
                            ------------------------
                            (State of incorporation)


                                   91-2005970
                     ---------------------------------------
                     (I.R.S. Employee Identification Number)


                400 108th Avenue N.E., Bellevue, WA        98004
               ---------------------------------------------------
                   (Address of principal office)        (Zip code)


         Company's telephone number, including area code: (425) 453-5301
                                                          ---------------


Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports),

      Yes  X                                           No
          ---                                             ---

      and (2) has been subject to such filing requirements for the past 90 days.


      Yes  X                                           No
          ---                                             ---

      The number of shares outstanding of the registrant's common stock as of
      March 31, 2000                                      4,664,396
                                                          ---------

================================================================================

Item 1.  Financial Statements


                          FIRST MUTUAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


ASSETS                                            March 31         December 31
------                                              2000               1999
                                               -------------      -------------
                                                           (Unaudited)
CASH AND CASH EQUIVALENTS:
  Interest-earning deposits                    $   5,121,853      $      14,993
  Noninterest-earning demand deposits
     and cash on hand                              4,330,088          3,850,002
                                               -------------      -------------
                                                   9,451,941          3,864,995

MORTGAGE-BACKED AND OTHER SECURITIES
  AVAILABLE FOR SALE                              16,866,836         17,374,783

LOANS RECEIVABLE, HELD FOR SALE                    5,226,429          2,709,750

MORTGAGE-BACKED AND OTHER SECURITIES
  HELD TO MATURITY                                86,403,421         88,056,338

  LOANS RECEIVABLE                               473,966,690        457,980,649
  RESERVE FOR LOAN LOSSES                         (6,420,054)        (6,309,268)
                                               -------------      -------------

LOANS RECEIVABLE, NET                            467,546,636        451,671,381

ACCRUED INTEREST RECEIVABLE                        4,050,234          3,840,911

LAND, BUILDINGS AND EQUIPMENT, NET                 5,448,246          5,527,024

FEDERAL HOME LOAN BANK (FHLB) STOCK, AT COST       7,383,100          7,020,400

MORTGAGE SERVICING RIGHTS                            193,299            110,341

OTHER ASSETS                                       1,369,145            940,383
                                               -------------      -------------

TOTAL                                          $ 603,939,287      $ 581,116,306
                                               =============      =============

                          FIRST MUTUAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Continued)



LIABILITIES:                                      March 31         December 31
-----------                                         2000               1999
                                               -------------      -------------
                                                          (Unaudited)
  Deposits:
    Investor custodial checking                $   3,875,827      $   3,216,280
    Money market deposit and checking accounts    92,076,703         96,623,844
    Regular savings                               10,291,075         11,018,069
    Time Deposits                                319,605,862        289,315,897
                                               -------------      -------------
               Total deposits                    425,849,467        400,174,090

  Drafts payable                                   1,078,700          1,381,374
  Accounts payable and other liabilities           2,864,685          4,147,946
  Advance payments by borrowers for
    taxes and insurance                            2,730,823          1,589,312
  FHLB advances                                  129,581,925        134,236,925
  Other advances                                     250,000            250,000
  Current Tax Liability                              849,481
                                               -------------      -------------
               Total liabilities                 563,205,081        541,779,647

STOCKHOLDERS' EQUITY:

  Common stock, $1 par value-
    Authorized, 10,000,000 shares
    Issued and outstanding, 4,664,396
      and 4,672,636 shares, respectively           4,664,396          4,672,636
  Additional paid-in capital                      31,095,738         31,116,359
  Employee Stock Ownership Plan debt                (145,614)          (310,739)
  Retained earnings                                5,889,558          4,527,356
  Accumulated other comprehensive income(loss):
    Unrealized (loss) on securities available
    for sale, net of federal income tax             (769,872)          (668,953)
                                               -------------      -------------
               Total stockholders' equity         40,734,206         39,336,659
                                               -------------      -------------

TOTAL                                          $ 603,939,287      $ 581,116,306
                                               =============      =============

                          FIRST MUTUAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                    Quarters ended March 31
                                                    2000               1999
                                               -------------      -------------
                                                          (Unaudited)
INTEREST INCOME:
  Loans Receivable                             $  10,251,294      $   8,425,795
  Interest on AFS Securities                         291,945            322,244
  Interest on HTM Securities                       1,310,836          1,161,246
  Interest on Other                                  136,753            113,136
                                               -------------      -------------
                                                  11,990,828         10,022,421

INTEREST EXPENSE:
  Deposits                                         5,006,563          4,715,094
  FHLB advances and other                          1,907,423            764,696
                                               -------------      -------------
                                                   6,913,986          5,479,790
                                               -------------      -------------

  Net interest income                              5,076,842          4,542,631

PROVISION FOR LOAN LOSSES                            130,000            150,000
                                               -------------      -------------
  Net interest income, after provision
   for loan losses                                 4,946,842          4,392,631

OTHER OPERATING INCOME (EXPENSE):
  Gain on sales of loans                             121,532            393,686
  Servicing fees, net of amortization                229,774            115,146
  Fees on deposits                                    80,764             68,218
  Other                                              190,330            217,672
                                               -------------      -------------

               Total other operating income          622,400            794,722

BALANCE, carried forward                           5,569,242          5,187,353

                          FIRST MUTUAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (CONTINUED)


                                                    Quarters ended March 31
                                                    2000               1999
                                               -------------      -------------
                                                         (unaudited)
BALANCE, brought forward                       $   5,569,242      $   5,187,353

OPERATING EXPENSES:
  Salaries and employees benefits                  1,940,888          1,950,019
  Occupancy                                          427,528            342,937
  Other                                              707,486            731,736
                                               -------------      -------------

          Total other operating expenses           3,075,902          3,024,692
                                               -------------      -------------

          Income before federal income taxes       2,493,340          2,162,661

FEDERAL INCOME TAXES                                 846,044            733,605
                                               -------------      -------------

NET INCOME                                     $   1,647,296      $   1,429,056
                                               =============      =============

PER SHARE DATA(1):
BASIC EARNINGS PER COMMON SHARE                $        0.35      $        0.31
                                               =============      =============
EARNINGS PER COMMON SHARE-ASSUMING DILUTION    $        0.35      $        0.30
                                               =============      =============

WEIGHTED AVERAGE SHARES OUTSTANDING                4,669,507          4,671,758
                                               =============      =============
WEIGHTED AVERAGE SHARES OUTSTANDING
  INCLUDING DILUTIVE STOCK OPTIONS                 4,734,291          4,761,876
                                               =============      =============



(1) Comparative Earnings Per Share data for the prior year has been restated to conform with Statement of Financial Accounting Standards No. 128 See Note 5.

                          FIRST MUTUAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                        Common stock             Additional
                                                                 ---------------------------       paid-in        Retained
                                                                    Shares          Amount         capital        earnings
                                                                 -----------     -----------     -----------     -----------
BALANCE, JANUARY 31, 1998                                          4,125,227     $ 4,125,227     $24,882,773     $ 2,520,178
   Options exercised, including tax benefit of $545,675              122,048         122,048         965,908
   Repayment of employee stock ownership plan debt
   Cash dividends declared ($.60 per share) (1)                                                                   (2,546,154)
   Comprehensive income:
        Net income                                                                                                 5,207,696
        Other comprehensive income(loss)--Change in unrealized
              losses on securities available for sale, net of
              federal income tax
                                                                                                                 -----------
   Total Comprehensive income                                                                                      5,207,696
                                                                 -----------     -----------     -----------     -----------
BALANCE, DECEMBER 31, 1998                                         4,247,275     $ 4,247,275     $25,848,681     $ 5,181,720
   Options exercised, including tax benefit of $13,038                 9,378           9,378          48,701
   10% stock dividend                                                424,483         424,483       5,252,977      (5,677,460)
   Retirement of shares repurchased                                   (8,500)         (8,500)        (34,000)        (60,031)
   Repayment of employee stock ownership plan debt
   Cash dividends declared ($.20 per share) (1)                                                                     (917,221)
   Comprehensive income:
        Net income                                                                                                 6,000,348
        Other comprehensive income(loss)--Change in unrealized
              losses on securities available for sale, net of
              federal income tax
                                                                                                                 -----------
   Total Comprehensive income                                                                                      6,000,348
                                                                 -----------     -----------     -----------     -----------
BALANCE, DECEMBER 31, 1999                                         4,672,636     $ 4,672,636     $31,116,359     $ 4,527,356
                                                                 ===========     ===========     ===========     ===========
   Options exercised, including tax benefit of $6,431                  1,760           1,760          19,379
   Retirement of shares repurchased                                  (10,000)        (10,000)        (40,000)        (51,875)
   Repayment of employee stock ownership plan debt
   Cash dividends declared ($.05 per share) (1)                                                                     (233,219)
   Comprehensive income:
        Net income                                                                                                 1,647,296
        Other comprehensive income(loss)--Change in unrealized
              losses on securities available for sale, net of
              federal income tax
                                                                                                                 -----------
   Total Comprehensive income                                                                                      1,647,296
                                                                 -----------     -----------     -----------     -----------
BALANCE, MARCH 31, 2000                                            4,664,396     $ 4,664,396     $31,095,738     $ 5,889,558
                                                                 ===========     ===========     ===========     ===========

(1) Cash dividends declared divided by weighted average shares outstanding of 4,669,507 in 2000 and 4,675,654 in 1999 and 4,215,764 in 1998.

(2) Income tax benefit netted against accumulated comprehensive losses were $396,601, $344,612, and $6,174, for the periods ended March 31, 2000,
    December 31, 1999 and 1998, respectively.






                                                                    Employee stock   Accumulated
                                                                      ownership     Comprehensive
                                                                      plan debt    Income(loss)(2)      Total
                                                                     -----------     -----------     -----------
BALANCE, JANUARY 31, 1998                                            $  (871,570)    $    (4,780)     30,651,828
   Options exercised, including tax benefit of $545,675                                                1,087,956
   Repayment of employee stock ownership plan debt                       267,832                         267,832
   Cash dividends declared ($.60 per share) (1)                                                       (2,546,154)
   Comprehensive income:
        Net income                                                                                     5,207,696
        Other comprehensive income(loss)--Change in unrealized
              losses on securities available for sale, net of
              federal income tax                                                          (7,205)         (7,205)
                                                                                     -----------     -----------
   Total Comprehensive income                                                             (7,205)      5,200,491
                                                                     -----------     -----------     -----------
BALANCE, DECEMBER 31, 1998                                           $  (603,738)    $   (11,985)    $34,661,953
   Options exercised, including tax benefit of $13,038                                                    58,079
   10% stock dividend
   Retirement of shares repurchased                                                                     (102,531)
   Repayment of employee stock ownership plan debt                       292,999                         292,999
   Cash dividends declared ($.20 per share) (1)                                                         (917,221)
   Comprehensive income:
        Net income                                                                                     6,000,348
        Other comprehensive income(loss)--Change in unrealized
              losses on securities available for sale, net of
              federal income tax                                                        (656,968)       (656,968)
                                                                                     -----------     -----------
   Total Comprehensive income                                                           (656,968)      5,343,380
                                                                     -----------     -----------     -----------
BALANCE, DECEMBER 31, 1999                                           $  (310,739)    $  (668,953)    $39,336,659
                                                                     ===========     ===========     ===========
   Options exercised, including tax benefit of $6,431                                                     21,139
   Retirement of shares repurchased                                                                     (101,875)
   Repayment of employee stock ownership plan debt                       165,125                         165,125
   Cash dividends declared ($.05 per share) (1)                                                         (233,219)
   Comprehensive income:
        Net income                                                                                     1,647,296
        Other comprehensive income(loss)--Change in unrealized
              losses on securities available for sale, net of
              federal income tax                                                        (100,919)       (100,919)
                                                                                     -----------     -----------
   Total Comprehensive income                                                           (100,919)      1,546,377
                                                                     -----------     -----------     -----------
BALANCE, MARCH 31, 2000                                              $  (145,614)    $  (769,872)    $40,734,206
                                                                     ===========     ===========     ===========


(1) Cash dividends declared divided by weighted average shares outstanding of 4,669,507 in 2000 and 4,675,654 in 1999 and 4,215,764 in 1998.

(2) Income tax benefit netted against accumulated comprehensive losses were $396,601, $344,612, and $6,174, for the periods ended March 31, 2000,
    December 31, 1999 and 1998, respectively.

                          FIRST MUTUAL BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Three months ended March 31
                                                                        ----------------------------
                                                                            2000            1999
                                                                        ------------    ------------
                                                                                 (Unaudited)
OPERATING ACTIVITIES:
    Net income                                                          $  1,647,296    $  1,429,055
    Adjustments to reconcile net cash
           provided (used) by operating activities:
        Provision for loan losses                                            130,000         150,000
        Depreciation and Amortization                                        187,380         134,582
        Deferred loan origination fees, net of accretion                    (121,805)        (55,273)
        Amortization of Mortgage servicing rights                             24,351          49,735
        Gain on sales of loans                                              (121,160)       (428,424)
        Gain on sale of repossessed real estate                                              (22,727)
        FHLB stock dividends                                                (116,654)        (93,100)
        Cash provided (used) by changes in
                operating assets and liabilities:
             Loans receivable held for sale                               (2,516,679)      6,587,718
             Accrued interest receivable                                    (209,323)       (152,602)
             Other assets                                                   (154,126)       (248,798)
             Drafts payable                                                 (302,673)     (1,071,491)
             Accounts payable and other liabilities                       (1,282,423)       (845,163)
             Federal income taxes                                            574,845         505,918
             Advance payments by borrowers for Taxes and insurance         1,141,510         976,785
                                                                        ------------    ------------

    Net cash provided (used) by operating activities                      (1,119,461)      6,916,215

INVESTING ACTIVITIES:
    Loan originations                                                    (45,534,444)    (44,987,061)
    Loan principal repayments                                             24,846,243      27,108,658
    Increase in undisbursed loan proceeds                                  4,700,305         379,504
    Principal repayments & redemptions on mortgage-backed
        and other securities                                               2,261,160       8,158,617
    Purchase of mortgage-backed and other securities held to maturity       (250,000)    (35,029,243)
    Purchases of premises and equipment                                     (109,052)        (88,525)
    Purchase of FHLB stock                                                  (246,046)
    Proceeds from sale of Loans                                              173,963         581,431
    Proceeds from sale of Real Estate Held for Sale                                           42,054
                                                                        ------------    ------------
        Net cash provided (used) by
           investing activities, carried forward                         (14,157,871)    (43,834,565)

                          FIRST MUTUAL BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                   Three months ended March 31
                                                                  ------------------------------
                                                                      2000             1999
                                                                  -------------    -------------
                                                                           (Unaudited)
BALANCE, net cash provided (used) by
     investing activities, brought forward                        $ (14,157,871)   $ (43,834,565)

FINANCING ACTIVITIES:
     Net increase (decrease) in deposit accounts                     20,657,504      (14,855,971)
     Interest credited to deposit accounts                            5,017,873        4,870,921
     Proceeds from advances                                         295,848,000      105,493,000
     Repayment of advances                                         (300,503,000)     (58,417,000)
     Dividends paid                                                    (234,057)      (1,911,274)
     Proceeds from exercise of stock options                             14,708
     Repurchase of common stock                                        (101,875)
     Repayment of Employee Stock Ownership Plan debt                    165,125          139,932
                                                                  -------------    -------------

     Net cash provided (used) by financing activities                20,864,278       35,319,608
                                                                  -------------    -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             5,586,946       (1,598,742)

CASH:
     Beginning of year                                                3,864,995        5,529,145
                                                                  -------------    -------------

     End of quarter                                               $   9,451,941    $   3,930,403
                                                                  =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Loans originated for mortgage banking activities             $  11,434,050    $  44,470,319
     Loans originated for investment activities                      45,534,444       44,987,061
                                                                  -------------    -------------
     Total loans originated for mortgage banking
        activities and investment activities                      $  56,968,494    $  89,457,380
                                                                  =============    =============

     Proceeds from sales of loans held for sale                   $   8,917,371    $  51,058,037
                                                                  =============    =============
     Cash paid during three months ended Mar. 31
            Interest                                              $   6,973,460    $   5,439,901
                                                                  =============    =============

            Income taxes                                          $     212,780    $     185,155
                                                                  =============    =============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:

     Loans transferred to real estate held for sale, net          $                $      80,001
                                                                  =============    =============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations.


NOTE 2.

MORTGAGE-BACKED AND OTHER SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of securities available for sale at March 31, 2000, and December 31, 1999 are summarized as follows:

                                                    Gross        Gross        Estimated
                                    Amortized    unrealized    unrealized       fair
                                       cost         gains        losses         value
                                   -----------   -----------   -----------   -----------
MARCH 31, 2000
FHLMC securities                   $   425,931   $    14,077                 $   440,008
FNMA securities                     15,753,710        40,663     1,078,539    14,715,834
GNMA securities                      1,842,374                     131,380     1,710,994
                                   -----------   -----------   -----------   -----------
                                   $18,022,015   $    54,740   $ 1,209,919   $16,866,836
                                   ===========   ===========   ===========   ===========

DECEMBER 31, 1999:
FHLMC securities                   $   427,499   $     7,216                 $   434,715
FNMA securities                     16,073,769        22,354       933,028    15,163,095
GNMA securities                      1,869,018                     116,794     1,752,224
                                   -----------   -----------   -----------   -----------
                                   $18,370,286   $    29,570   $ 1,049,822   $17,350,034
                                   ===========   ===========   ===========   ===========

NOTE 3.

MORTGAGE-BACKED AND OTHER SECURITIES HELD TO MATURITY

The amortized cost and estimated fair value of mortgage-backed and other securities at March 31, 2000 and December 31, 1999 are summarized as follows:

                                                    Gross        Gross        Estimated
                                    Amortized    unrealized    unrealized       fair
                                       cost         gains        losses         value
                                   -----------   -----------   -----------   -----------
MARCH 31, 2000
FNMA certificates                  $38,017,261   $   177,949   $ 1,542,857   $36,652,353
FHLMC certificates                   1,783,496        39,517                   1,823,013
U.S. Government Agency securities   42,655,873                   1,428,729    41,227,144
Merrill Lynch corporate bond         2,531,276                     129,826     2,401,450
Municipal bonds                        874,917                      74,417       800,500
REMICS                                 540,598         3,172            59       543,711
                                   -----------   -----------   -----------   -----------
                                   $86,403,421   $   220,638   $ 3,175,888   $83,448,171
                                   ===========   ===========   ===========   ===========

DECEMBER 31, 1999:
FNMA certificates                  $39,827,759   $   149,563   $ 1,389,648   $38,587,674
FHLMC certificates                   1,792,237        18,780                   1,811,017
U.S. Government Agency securities   42,652,659        44,178     1,250,503    41,446,334
Merrill Lynch corporate bond         2,534,010                     111,285     2,422,725
Municipal bonds                        625,395                      84,965       540,430
REMICS                                 624,278         7,194                     631,472
                                   -----------   -----------   -----------   -----------
                                   $88,056,338   $   219,715   $ 2,836,401   $85,439,652
                                   ===========   ===========   ===========   ===========

NOTE 4.
NONPERFORMING ASSETS

The Company had nonperforming assets as follows.

                                           March 31, 2000      December 31, 1999
                                           --------------      -----------------
Nonperforming loans                           $958,776              $342,579

Repossessed assets                               9,907                 9,613
                                              --------              --------
Totals                                        $968,683              $352,192
                                              ========              ========

At March 31, 2000 and December 31, 1999, the Bank had no impaired loans as defined under Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan."


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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for quarters and years ending March 31, 2000 and March 31, 1999:

                                                             Income          Shares     Per share
                                                           (numerator)   (denominator)    amount
                                                           --------------------------------------
Quarter ended March 31, 2000
      Basic EPS:
         Income available to common shareholders           $1,647,296      4,669,507     $   0.35
                                                                                         ========

      Effect of dilutive stock options                                        64,784
                                                           ----------      ---------
      Diluted EPS:
         Income available to common shareholders
         plus assumed stock options exercise               $1,647,296      4,734,291     $   0.35
                                                           ======================================


Quarter ended March 31, 1999
      Basic EPS:
         Income available to common shareholders           $1,429,056      4,671,758     $   0.31
                                                                                         ========

      Effect of dilutive stock options                                        90,118
                                                           ----------      ---------
      Diluted EPS:
         Income available to common shareholders
         plus assumed stock options exercise               $1,429,056      4,761,876     $   0.30
                                                           ======================================

NOTE 6.

RATE VOLUME ANALYSIS                                 FIRST QUARTER 2000
(Dollars in thousands)                                       VS
                                                     FIRST QUARTER 1999
                                                INCREASE (DECREASE) DUE TO
                                                                     TOTAL
                                              VOLUME      RATE      CHANGE
---------------------------------------------------------------------------
INTEREST INCOME
     Investments:
        Available for sale securities         $   (46)   $    16    $   (30)
        Held to maturity securities               122         28        150
        Other equity investments                   45        (21)        24
                                              -------    -------    -------
          Total investments                       121         23        144

     Loans:
        Residential                                77         55        132
        Residential construction                   59         65        124
        Multifamily                               697         40        737
        Multifamily construction                   59         54        113
        Commercial and commercial real estate     449         31        480
        Commercial real estate construction        43          1         44
        Consumer & Other                          172         23        195
                                              -------    -------    -------
          Total loans                           1,556        269      1,825
                                              -----------------------------

               Total interest income            1,677        292      1,969

INTEREST EXPENSE
     Deposits:
        Money market deposit and checking         (41)        47          6
        Regular savings                            (7)       (15)       (22)
        Time deposits                             183        125        308
                                              -------    -------    -------
          Total deposits                          135        157        292

     FHLB advances and other                      871        272      1,143
                                              -------    -------    -------
          Total interest expense                1,006        429      1,435

          Net interest income                 $   671    $  (137)   $   534
                                              =======    =======    =======

NOTE 7.
SEGMENTS

The Company is organized based on the products and services that it offers. Under this organizational structure, the Company has three reportable segments: consumer banking, residential lending, and commercial lending.

Consumer banking offers depositor banking services, home equity lending, direct consumer loans, consumer dealer financing contracts and small business lending.

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

Commercial lending offers permanent and interim (construction) loans for multifamily housing (over four units), commercial real estate properties, and loans to small and medium-sized businesses for financing inventory, accounts receivable, and equipment, among other things. The underlying real estate collateral or business asset being financed typically secures these loans.

Financial information for the Bank's segments is shown below for quarters ended March 31, 2000, 1999 and 1998:

                                                     CONSUMER      RESIDENTIAL    COMMERCIAL
                                                      BANKING        LENDING        LENDING        TOTALS
                                                    -----------    -----------    -----------    -----------
Revenues from external customers            2000    $ 2,479,946    $ 2,080,662    $ 7,708,375    $12,268,983
                                            1999      2,098,936      2,251,623      6,201,471     10,552,030
                                            1998      1,600,278      3,168,585      5,606,430     10,375,293

Revenues from other segments                2000      4,531,990         86,158        442,606      5,060,754
                                            1999      4,543,186         80,802        384,194      5,008,182
                                            1998      5,205,591        123,763        352,737      5,682,091

Total Revenues                              2000      7,011,936      2,166,820      8,150,981     17,329,737
                                            1999      6,642,122      2,332,425      6,585,665     15,560,212
                                            1998      6,805,869      3,292,348      5,959,167     16,057,384

Net interest revenue                        2000      1,583,035        481,689      2,935,537      5,000,261
                                            1999      1,611,854        494,557      2,318,777      4,425,188
                                            1998      1,729,524        480,968      1,947,470      4,157,962

Income before federal income taxes          2000        198,096        204,291      2,176,761      2,579,148
                                            1999        222,561        447,861      1,561,534      2,231,956
                                            1998        577,026        846,650      1,318,675      2,742,351

Total assets as of March 31:                2000    436,698,525    108,233,518    346,884,288    891,816,331
                                            1999    398,102,920     99,504,408    292,879,449    790,486,777
                                            1998    393,278,429    145,054,332    248,090,561    786,423,322


NOTE 7.
SEGMENTS (CONTINUED)

Reconciliations of segment data to the Company consolidated financial statements are shown in the table below. The amounts for the segments will differ from the actual consolidated financial statements due to a funds transfer pricing mechanism that uses internal, proxy market interest rates, and also, various methods for allocating costs.

                                                                                   For Quarter ended March 31,
                                                                         -----------------------------------------------
                                                                             2000             1999             1998
                                                                         -------------    -------------    -------------
TOTAL REVENUES

Segment total revenues                                                   $  17,329,737    $  15,560,212    $  16,057,384
Back out or add back:
      Revenues from other segments                                          (5,060,754)      (5,008,182)      (5,682,091)
      Revenues of administrative departments netted against
           overhead costs and reallocated as net costs                         344,245          265,114          213,169
                                                                         -----------------------------------------------
Consolidated total revenues                                              $  12,613,228    $  10,817,144    $  10,588,462

NET INTEREST REVENUE

Segment net interest revenue                                             $   5,000,261    $   4,425,188    $   4,157,962
Back out or add back:
      Difference between actual interest expense
           and intersegment funding allocation                                 (67,949)         (73,938)        (105,495)
      Interest revenues of administrative departments netted
           against overhead costs and reallocated as net costs                 144,530          191,381          154,543
                                                                         -----------------------------------------------
Consolidated net interest revenue                                        $   5,076,842    $   4,542,631    $   4,207,010

INCOME BEFORE FEDERAL INCOME TAXES

Segment pre-tax income                                                   $   2,579,148    $   2,231,956    $   2,742,353
Back out or add back:
      Unallocated loan losses                                                 (130,000)        (150,000)        (100,000)
      Unallocated net expenses of administrative departments                                                    (772,650)
      Difference between actual total funding cost
           and total intersegment funding allocation                            44,192           80,705            9,607
                                                                         -----------------------------------------------
Consolidated pre-tax income                                              $   2,493,340    $   2,162,661    $   1,879,310

TOTAL ASSETS AS OF MARCH 31:

SEGMENT TOTAL ASSETS                                                     $ 891,816,331      790,486,777      786,423,322
Back out or add back:
      Inferred intersegment interest earning assets on branch deposits    (293,355,798)    (264,686,850)    (320,102,852)
      Unallocated reserve for loan loss                                     (6,420,054)      (5,699,677)      (4,919,431)
      Unallocated nonearning assets of administrative  departments          11,898,808        5,417,359        7,916,828
                                                                         -----------------------------------------------
Consolidated total assets                                                $ 603,939,287    $ 525,517,609    $ 469,317,867

                                     PART I
                             FINANACIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Financial Statements of the Company begin on page 2.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

First Mutual Bancshares, Inc. (the "Company"), a Washington corporation, is a holding company primarily engaged in the business of planning, directing, and coordinating the activities of its wholly-owned subsidiary, First Mutual Bank.

First Mutual Bank (the "Bank") is a Washington-chartered savings bank subject to regulation by the State of Washington Department of Financial Institutions and the Federal Deposit Insurance Corporation ("FDIC"). The Bank conducts business from its headquarters in Bellevue, Washington, and has nine full-service facilities located in Bellevue (3), Redmond, Seattle (2), Issaquah, Bellingham, and Monroe, Washington, and has two income property loan production offices located in Salem, Oregon, and Tacoma, Washington. The Bank's business consists mainly of attracting deposits from the general public as well as wholesale funding sources, and investing those funds primarily in real estate loans, small and mid-sized business loans, and consumer loans. In addition to portfolio lending, the Bank conducts a mortgage banking operation.

The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the audited consolidated financial statements and notes thereto for the Company and subsidiaries for the year ended December 31, 1999.

RESULTS OF OPERATIONS
---------------------

         Net Interest Income
         -------------------

Net interest income increased $534,000, or 11.8%, in the first quarter of 2000 as contrasted with the same quarter in 1999. The net interest margin for the quarter was 3.52%, which compares to 3.61%, 3.69%, 3.65%, and 3.69%, for the quarters ended December 31, 1999, September 30, 1999, June 30, 1999, and March 31, 1999, respectively.

Net interest income improved principally as a result of an increase in earning assets, which contributed $671,000 in the first quarter. Offsetting the benefit from greater earning assets, which grew from $512,134,000 at March 31, 1999, to $588,548,000 at quarter-end March 2000, was the negative impact of $137,000 from a change in interest rates. The unfavorable change in the net interest margin is attributable to a greater increase in interest expense than the corresponding figure for interest income. Interest expense, as measured by the ratio of interest expense/average-earning assets, rose from 4.45% in the first quarter of 1999 to 4.79% in the same period in 2000. Interest income, as gauged by the ratio of interest income/average-earning assets, also grew, rising from 8.13% in the first quarter of 1999 to 8.30% in 2000. Thus, even though the interest income ratio increased 0.17%, the rise of 0.34% in the interest expense ratio was significantly greater.

One of the factors that contributed to the decrease in the net interest margin is the Bank's mismatch (called gap) between the amount of assets repricing within a one-year period and the corresponding one-year liabilities. As of March 31, 2000, the gap was a negative 23.5%, which means that $477 million in liabilities is projected to reprice within the next 12 months as compared to $335 million in assets. Comparable ratios for year-end 1999 and 1998 were a negative 15.3% and negative 0.8%, respectively. Since year-end 1998 one-year assets have grown from $311 million to $335 million, or 7.7%. During that same period one-year liabilities have risen from $315 million to $477 million, an increase of 51.4%.

To address that adverse trend the Bank is placing more emphasis on acquiring assets with one-year repricing characteristics and extending the repricing liabilities beyond the one-year time frame.

With a one-year negative gap of 23.5% at March 31, 2000, a further rise in short-to-intermediate interest rates will most likely continue to reduce the net interest margin.

The provision for loan losses decreased from $150,000 in the first quarter of 1999 to $130,000 in the like period in 2000. The provision for loan losses reflects the amount deemed appropriate to produce an adequate reserve for possible loan losses inherent in the risk characteristics of the Bank's loan portfolio. In determining the appropriate reserve balance, the Bank takes into consideration the local and national economic outlook and the historical performance of the loan portfolio.

Of interest to the Bank is the mix of its loan portfolio. Currently 20.6% of the portfolio is residential loans, including loans held for sale, and the remaining 79.4% is composed of commercial, construction, and consumer loans. The residential figure of 20.6% compares, according to the fourth quarter 1999 FDIC Quarterly Banking Profile (latest available data), to 70.3% for FDIC-insured savings institutions and 24.4% for FDIC-insured commercial banks. Management's assessment of this information is that its loan portfolio is closely related to that of a commercial bank.

The Bank's loan loss reserves to total loans ratio was 1.34% at March 31, 2000. The comparable ratios for FDIC-insured savings institutions and commercial banks, as of December 31, 1999, were 0.91% and 1.68%, respectively. Although the Bank's loan mix is similar to that of a commercial bank, and therefore arguably its ratio of loan loss reserves to total loans should correspond to the national average, management believes that the Bank's current ratio of non-performing loans to assets warrants favorable consideration. As of quarter-end March 2000 the Bank's non-performing assets to total assets ratio was 0.16%. That number compares to the national ratios of 0.58% for savings institutions and 0.63% for commercial banks as of December 31, 1999.

In summary, the Bank's provision for loan loss reserves is based on historical credit analysis and an assessment of local and national economic conditions, and it appears to be reasonable in light of the national ratios for comparable loan portfolios when tempered by the Bank's favorable non-performing asset status.

         Other Operating Income
         ----------------------

Gain on sales of loans, which amounted to $122,000 in the first quarter of 2000 and is down 69.0% from $394,000 in the like quarter of 1999, is comprised of three categories--sale of mortgage servicing rights, secondary market fees, and capitalized mortgage servicing rights.

The net gain from the sale of servicing rights amounted to $95,000 in the quarter ending March 31, 2000, off dramatically from $472,000 a year earlier. The Bank sold $9 million in servicing rights in the first quarter of 2000 compared to $32 million in the first quarter of 1999. The outlook for servicing rights sales in the year 2000 is anticipated to continue to be down substantially from sales realized in 1999. Because of the rise in interest rates experienced in 1999, the refinance loan origination activity has declined significantly. The Bank does not expect a return to the residential single-family origination volume experienced last year until such time as the home loan rates decline materially from the current yields.

Secondary market fees are the cash gains or losses from the sale of loans into the secondary market. Cash losses on loan sales of $8,917,000 in the first quarter totaled $40,000. That figure compares to a loss of $207,000 on loan sales of $51,058,000 in the same quarter of 1999.

The gains recorded for capitalized mortgage servicing rights are pursuant to Statement of Financial Accounting Standard (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which requires the capitalization of internally generated servicing rights. The amount recognized as income in the first quarter of 1999 totaled $129,000, as compared to $66,000 in the same period of 2000. The drop in mortgage servicing rights (MSR) income is the result of an 82.5% decline in loan sales, partially offset by a change in valuation estimates. Periodically the Bank evaluates the estimates used in calculating the value of the MSR. Key considerations include the fair market value, when known, and cash flow projections. Based on a recent reevaluation, the value of MSR has been increased significantly from the valuations used in 1999.

Servicing fees, net of amortization, jumped 100% from $115,000 in the first quarter of 1999 to $230,000 in the like period of 2000. The first quarter 2000 results were affected by a $120,000 adjustment to the mortgage servicing rights asset. Absent that adjustment, the fee income from the servicing portfolio would have been $110,000, down modestly from the prior year's first-quarter figure. The mortgage servicing rights asset is reviewed quarterly to determine the amount that should remain on the balance sheet. Estimates as to future cash flows heavily influence the valuation of that asset. Because of rising interest rates in the last 12 months, the value of that asset was increased to reflect its current fair market value. The Bank does not anticipate any further significant adjustments, other than normal amortization, in year 2000. This balance sheet item totaled only $193,000 at March 31, 2000, and would not normally be expected, at that level, to materially affect future income statements.

Fee income from deposits rose $13,000, or 18.4%, in 2000 on a quarter-to-quarter comparison. In the last year the Bank has focused more attention on improving fee income from deposit accounts in general, and checking accounts in particular. This emphasis on fee income has been successful, and the Bank anticipates continued improvement in future quarters.

Other income fell $28,000, or 12.6%, from $218,000 in the three months ending March 31, 1999, to $190,000 in the like quarter of 2000. Adversely affecting first quarter 2000 was a decrease in brokered loan fees of $36,000, and the absence of a gain that was realized in the first quarter of last year on real estate acquired through foreclosure. Partially offsetting those two items was a dividend received from the Bank's TransAlliance partnership.

Brokered loan fees are down as a result of the decline in refinanced home loans. The $23,000 realized gain on sale of real estate held for sale in the first quarter of 1999 is somewhat unusual. The Bank did not realize any such gains this year, and that would be the current norm. Partially offsetting the decrease in income from brokered loans and sale of real estate was a $22,000 dividend received from the TransAlliance partnership. The dividends received from that partnership are erratic, varying widely from year to year.

         Operating Expenses
         ------------------

Salaries and employees benefits dropped 0.46%, from $1,950,000 in the first quarter of 1999 to $1,941,000 in the same period this year. The modest decline in compensation is largely the result of a decrease in loan officer commissions and staff incentive bonuses, offset by a drop in SFAS No. 91 benefits.

Loan officer commissions totaled $192,000 in the first quarter of 1999, as compared to $157,000 this year. Loan originations, which amounted to $89 million in the first quarter of last year, dropped to $57 million in the first quarter of 2000. Bonus compensation for the staff also fell, as compared to last year, from $338,000 in 1999 to $107,000 in the same quarter this year.

Offsetting the favorable decline in costs from lower commission and bonus expense was the decrease in SFAS No. 91 benefits. In accordance with SFAS No. 91, standard loan costs are determined annually for common loan types. The predetermined standard loan costs are deducted from operating expenses with the net figures reported in the financial statements. In the first quarter of 2000 the SFAS No. 91 benefit related to compensation and employee benefits amounted to $220,000, as compared to $350,000 last year. The decrease in SFAS No. 91 benefits is largely the result of a drop in loan originations this year. Loans closed in 2000, as was noted earlier, totaled $57 million, as compared to $89 million the prior year.

Occupancy expense increased $85,000, or 24.7%, on a quarter-to-quarter comparison. Although no new full-service offices were opened in the last 12 months, the Bank has expanded its facilities at the Bellevue headquarters and the Salem loan production office. Office rent is up 21.2%, and the depreciation of leasehold improvements has jumped 79.2%. The planned opening of the Kirkland office this summer will also increase occupancy costs in 2000.

Other operating expenses fell 3.3%, from $732,000 in 1999, to $707,000 this year. The decline in operating costs was chiefly due to a $64,000, or 59.6%, drop in legal expenses. In early 1999 the Bank initiated the actions that eventually led to the formation of a bank holding company in October of last year.

         Net Income
         ----------

Net income increased 15.3%, from $1,429,000 in the first quarter of 1999, to $1,647,000 in the same period of 2000. The improvement in net income was a reflection of higher net interest income offset by a decrease in non-interest income.

BUSINESS SEGMENTS
-----------------

The Bank has identified three segments of business for the purposes of management reporting. Segment results are determined based on the Bank's management accounting process, which assigns balance sheet and income statement items to each responsible business unit. This process is dynamic and somewhat subjective. Unlike financial accounting, there is no body of guidance for management accounting equivalent to generally accepted accounting principles.

The amounts for the segments are different from the actual consolidated financial statements due to the various methods for allocating costs and the inferring of interest-earning assets. For example, the consumer banking segment includes inferred interest-earning assets on branch-banking deposits, which are essentially the same assets from the lending segments, but credited with a proportionate interest yield. Consequently, adding the assets of the three segments results in a larger total than what is shown in the consolidated financial statements. (See the reconciliation section in Note 7 to the financial statements.)

The management accounting process measures the performance of the business segments based on the management structure of the Bank and is not necessarily comparable with similar information for any other financial institution. Changes in management structure and/or the allocation process may result in changes in allocations, transfers, and assignments.

         Consumer Banking
         ----------------

Income before taxes for the consumer-banking segment fell from $223,000 in the first quarter of 1999 to $198,000 in the same quarter in 2000. Adversely impacting the consumer-banking segment was a decline in net interest income and increased operating expenses.

Net interest income was down $29,000 for this business segment, dropping from $1,612,000 in the first quarter of 1999 to $1,583,000 this year. The net interest margin also declined from 1.59% in 1999 to 1.49% in 2000. Average assets rose modestly to $424,912,000 in the first quarter of 2000, as compared to $406,456,000 last year.

Non-interest income increased from $130,000 in the three months ending March 1999 to $154,000 in the same quarter this year. Contributing to the growth in non-interest income was a rise in deposit fee income of 18.4% this year. As was noted earlier, the Bank has placed a greater emphasis on improving fee income from deposit accounts.

Operating expense increased $21,000, or 1.4%, in the first quarter of 2000. The change in operating expenses is largely the result of normal annual salary increases for the branch and support staff.

         Residential Lending
         -------------------

Income before taxes dropped sharply for the residential lending segment, from $448,000 in the first quarter of 1999 to $204,000 in 2000. This segment was affected by a decrease in both net-interest and non-interest income, partially offset by a decline in operating expenses.

Net interest income fell for this business segment, from $495,000 in the first quarter of 1999 to $482,000 this year. The net interest margin also decreased on a quarter-to-quarter comparison, from 1.92% to 1.80%. The same trends that were discussed earlier regarding the Bank's negative gap position also apply to the residential lending segment.

Non-interest income fell dramatically, from $543,000 last year to $243,000 in year 2000. The sale of servicing rights dropped from $32 million in the first quarter of 1999 to $9 million this year. In addition, loans originated for mortgage-banking activities decreased $33 million, or 74.3%, on a quarter-to-quarter basis. The Bank does not expect any significant change in loan sales or residential loan originations until such time as residential loan rates decline substantially from current levels.

Operating expenses decreased 11.8%, from $590,000 in the three months ending March 31, 1999, to $520,000 in the same period of 2000. Contributing to that decline in operating costs was a significant fall in loan officer commissions, offset by a decrease in SFAS No. 91 benefits. Residential loan officer commissions totaled $150,000 in the first quarter of 1999, as compared to $56,000 in the like period of 2000. SFAS No. 91 benefits, which are also affected by loan originations, dropped from $209,000 last year to $39,000 in year 2000.

         Commercial Lending
         ------------------

Income before taxes for this business segment rose $615,000, or 39.4%, from $1,562,000 in the first quarter of 1999 to $2,177,000 in the like period of 2000. Net interest revenue grew $617,000, while operating expenses increased $16,000.

Net interest revenue benefited from a 20.8% increase in average assets. Average assets rose from $284 million in the first quarter of 1999 to $342 million this year. Also of importance to this business segment was the improvement in the net interest margin, which rose from 3.27% in the first quarter of 1999 to 3.43% in the like period of 2000. The favorable change in the net interest margin was in sharp contrast to the other two business segments, where the net interest margins declined in year 2000.

Operating expenses rose 2%, from $805,000 in the first quarter of 1999 to $822,000 in the same period in 2000. Increased operating costs were largely due to normal annual salary adjustments for the staff and officers.

FINANCIAL CONDITION
-------------------

Assets increased 3.9%, from $581,116,000 at year-end 1999 to $603,939,000 as of March 31, 2000. The change in assets is principally the result of an increase in portfolio and loans held for sale.

Loans receivable rose from $457,981,000 at year-end 1999 to $473,967,000, an increase of 3.5% in three months. The growth in loan balances is largely due to an increase in commercial real estate loans, in particular, multi-family permanent portfolio loans. Those loans grew $13 million, from $148 million at year-end 1999, to $161 million at March 31, 2000.

Loans held for sale increased from $2,710,000 at year-end 1999 to $5,226,000 as of March 31, 2000. The rise in loans held for sale, of $2.5 million since year-end 1999, is not meaningful, and only reflects the normal volatility in mortgage banking activity.

Security investments (securities available for sale and mortgage-backed and other securities held to maturity) dropped $2,161,000, or 2.1%, from December 31, 1999, to the end of the first quarter 2000.

The Bank classifies investment securities in one of the following categories: 1) trading, 2) available for sale, or 3) held to maturity. Securities classified as available for sale are reviewed regularly and any unrealized gains or losses are recorded in the shareholders' equity account. At March 31, 2000, the balance of the unrealized loss, net of federal income taxes, was $770,000, which compares to an unrealized loss at year-end 1999 of $669,000. Generally, falling interest rates will increase the amount recorded as unrealized gain, and rising rates will decrease any unrealized gains, as the market value of securities inversely adjusts to the change in interest rates.

Real estate held for sale and non-performing loans totaled $969,000 at March 31, 2000, and constituted a ratio of 0.16% of assets. That figure compares to the national thrift average of 0.58% (FDIC Quarterly Banking Profile, fourth quarter
1999).

Deposits increased $25,675,000, or 6.4%, in the first three months of 2000. The Bank is pleased with the deposit growth in the first quarter, as deposits had generally declined throughout most of 1999. Deposit growth this year not only funded asset growth, it allowed the Bank to repay a portion of the Federal Home Loan Bank (FHLB) borrowings that had been acquired to fund last year's asset growth.

The FHLB advances declined from $134,237,000 at year-end 1999 to $129,582,000 as of the end of the first quarter. As of March 31, 2000, the Bank had the capacity to borrow up to $241 million in FHLB advances, subject to sufficient collateral to support those advances.

         Liquidity and Capital Reserves
         ------------------------------

The net change in cash, as reported in the Statement of Cash Flows, increased by $5,587,000 in the first three months of 2000. The deposit flows for the first quarter of 2000 were strong, and the Bank added substantially to its loan portfolio.

The net cash flows from deposits were $21 million in the first quarter of 2000. Total deposits, including interest credits for the quarter, were up $26 million. That cash was principally used to fund the loan portfolio, which increased $16 million since year-end 1999.

The Bank's long-term liquidity objective is to fund growth through consumer deposits. Whenever that source is inadequate to meet the Bank's asset growth requirements, FHLB advances are normally accessed. The current ratio of FHLB advances to assets is 21.5%, which is below the Bank's credit limit of 40% of assets. Other sources of liquidity include the sale of loans into the secondary market, net income after the payment of dividends, and reverse repurchase agreement credit lines of $82,000,000.

On October 28, 1999, the Company announced a stock repurchase program for up to 225,000 shares, or approximately 5%, of the Company's outstanding common stock. Shares purchased to date total 18,500, of which 10,000 were acquired in the first quarter this year.

The FDIC's statutory framework for capital requirements establishes five categories of capital strength, ranging from a high of well-capitalized to a low of critically under-capitalized. An institution's category depends upon its capital level in relation to relevant capital measures, including a risk-based capital measure, a leverage capital measure, and certain other factors. At March 31, 2000, the Bank exceeded the capital levels required to meet the definition of a well-capitalized institution:

                                                                                         To be categorized as well
                                                                       For capital       capitalized under prompt
                                                     Actual          adequacy minimum  corrective action provisions
                                                     ------          ----------------  ----------------------------
  Total capital (to risk-weighted assets):
    First Mutual Bancshares, Inc.                    11.09%                8.00%                  n/a

    First Mutual Bank                                11.12                 8.00                   10.00%


  Tier I capital (to risk-weighted assets):
    First Mutual Bancshares, Inc.                     9.84                 4.00                   n/a

    First Mutual Bank                                 9.87                 4.00                   6.00


  Tier I capital (to average assets):
    First Mutual Bancshares, Inc.                     6.97                 4.00                   n/a

    First Mutual Bank                                 6.99                 4.00                   5.00


YEAR 2000 ISSUES
----------------

The Bank went through the date change into 2000 without any disruptions to its systems or services to customers. The Bank relies on third-party vendors for almost all of its data processing and telecommunications systems. These vendors made all the necessary changes to their systems to ensure a smooth changeover.

While the Bank has not experienced any problems related to year 2000 to date, there are still some important dates ahead as defined by the Federal Financial Institutions Examination Council. These dates include October 10, 2000, and the end of the year. The Bank will continue to monitor its systems to ensure they properly handle these dates.

While the Bank currently believes that these dates will not pose significant operational problems, there can be no assurance that any significant failures will not have a material impact on the operations of the Bank.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's profitability is dependent to a large extent on its net interest income, which is the difference between the interest received from its interest-earning assets and the interest expense incurred on its interest-bearing liabilities. The Company's objectives in its asset/liability management are to utilize its capital effectively, to provide adequate liquidity and to enhance net interest income, without taking undue risks subjecting the Company unduly to interest rate fluctuations.

Assumptions regarding interest rate risk are inherent in all financial institutions. Interest rate risk is the risk to earnings or capital resulting from adverse movements in interest rates. Interest rate sensitivity is the relationship between market interest rates and net interest income due to the repricing characteristics of assets and liabilities. The Company monitors interest rate sensitivity by examining its one-year and longer gap positions on a regular basis. Traditional gap analysis and a sophisticated income simulation model are used to manage interest rate risk.

The traditional gap analysis report is prepared based on the maturity or repricing characteristics of the assets and liabilities on the balance sheet for specified time periods. The gap is the mismatch between the repricings or maturities of the assets and liabilities for each time period. A positive gap occurs when assets are repricing or maturing faster than liabilities within the same time band. This situation will generally result in an institution's net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap will generally have the opposite result on the institution's net interest margin. There are many limitations to gap analysis such as the sensitivity of assets and liabilities to changes in interest rates.

Certain shortcomings are inherent in gap analysis. For example, some assets and liabilities may have similar maturities or repricing characteristics, but they may react differently to changes in market rates. Certain assets such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Due to the restrictions of the gap analysis, these features are not taken into consideration. Additionally, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the one-year gap calculation. As a result, the Company utilizes the gap report as a complement to its income simulation model.

The Company utilizes a rather complex income simulation model that calculates the result of a 100, 200, 300, etc. basis point shock in regards to the net interest income as well as the effect on the net portfolio value of the Company. The model incorporates beginning of the period rate, balance and maturity data, using various levels of aggregation of that data, as well as certain assumptions concerning the maturity, repricing, amortization and prepayment characteristics of loans and other interest-earning assets and the repricing withdrawal of deposits and other interest-bearing liabilities. The Company updates and prepares simulation modeling at least quarterly for review by ALCO (Asset Liability Committee), senior management and the Board of Directors. The Company believes that data and assumptions are realistic representations of its portfolio and possible outcomes under the various interest rate scenarios. Nonetheless, the interest rate sensitivity of the Company's net interest income and net market value of equity could vary substantially if different assumptions were used or if actual experience differs from the assumptions used.

The Company's income simulation model results and its gap analysis results for the periods ending March 31, 2000 and December 31, 1999 are presented below. The results of both models indicate that in a rising rate environment the net interest income of the Company would decrease and in periods of falling interest rates the net interest income would increase indicating that the Company is liability sensitive or negatively gapped.

                              RATE SHOCK ESTIMATES
                      Net Interest Income and Market Value
                                    31-Mar-00

                                  March 31, 2000      December 31, 1999
                                 Percentage Change    Percentage Change
-----------------------------------------------------------------------------
      Immediate          Net             Net           Net          Net
      Change in        Interest         Market       Interest      Market
    Interest Rates      Income          Value         Income       Value
-----------------------------------------------------------------------------
       +400              (18)%           (59)%         (15)%       (49)%
       +300              (13)            (42)          (11)        (38)
       +200               (8)            (28)           (8)        (26)
       +100               (4)            (13)           (4)        (14)
       -100                3               9             1           5
       -200                4              17             -           8
       -300                4              20            (2)          6
       -400                4              21            (4)          2
-----------------------------------------------------------------------------





                           One-Year Interest Rate Sensitive GAP
                           -------------------------------------

                           March 31, 2000      December 31, 1999
                           --------------      -----------------
One-year repricing          $ 334,846,403         $  333,124,176
      assets

One year repricing          $ 476,518,244         $  422,095,639
    liabilities            --------------      -----------------

   One-year gap             $(141,671,841)        $  (88,971,463)
                           ==============      =================

   Total assets             $ 603,939,287         $  581,116,306
                           ==============      =================

   Interest rate                   (23.5)%                (15.3)%
sensitivity gap as
a percent of assets

The Rate Shock results for March 31, 2000 indicate that if rates were to immediately rise 200 basis points, the Company's net interest income would decrease by 8%. Adversely, if rates were to immediately fall 200 basis points the Company's net interest income would increase 4%. In addition, with the same rise and fall in rates the Company's net market value would decrease 28% with a 200 basis point rise and increase 17% with a 200 basis point decrease in market interest rates.

As a result of the current interest rate environment and the simulation model and gap results, the Company has taken measures to address this issue and control the negative gap position. Among these actions is a focus on attracting longer term deposit funds. By realigning our deposit mix among the varying time bands the Company's gap position should decrease to a more acceptable level. In addition, the practice of taking down longer than one-year borrowings on a consistent basis will also help to mitigate the gap position. The Company is aware of its interest rate risk position and is actively managing its position.

The sensitivity analysis does not represent a forecast for the Company. There are numerous assumptions inherent in the simulation model as well as the gap report. Some of these assumptions include the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/replacement of asset and liability cash flows. Customer preferences, and competitor and economic influences are impossible to predict, therefore, the Company cannot make any assurances as to the outcome of these analyses.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         First Mutual Bancshares, Inc. has certain litigations and negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters is likely to have a material adverse effect on the Company's financial position.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         a. See exhibit 27 - Financial Data Schedule
         b. During the quarter, the Company did not file any report on Form 8-K.

FORWARD LOOKING STATEMENTS DISCLAIMER
-------------------------------------

In this Form 10-Q, First Mutual Bancshares, Inc. has included certain "forward-looking statements" concerning its future operations. It is the Company's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all forward-looking statements contained in this Form 10-Q. Sentences containing words such as "may," "will," "expect," "anticipate," "believe," "estimate," "optimistic," "hopeful," "should," "projected," or similar words may constitute forward-looking statements. Although the Company believes that the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of it business and operations, it is possible that actual results may differ materially from these expectations. Factors which could affect actual results include interest rate trends, the general state of the economy in the Company's market area and the country as a whole, the impact of competitive products, services and pricing, the ability of the Company to control costs and expenses, loan delinquency rates, and legislative, regulatory and accounting changes affecting the banking and financial services industry. These risks and uncertainties should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. The Company and the Bank disclaim any obligations publicly to announce future events or developments which affect the forward-looking statements herein.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FIRST MUTUAL BANCSHARES, INC.

Date:  May 12, 2000
                                   /s/ John R. Valaas
                                   -----------------------------
                                   John R. Valaas
                                   President and Chief Executive Officer

                                   /s/ Roger A. Mandery
                                   -----------------------------
                                   Roger A. Mandery
                                   Executive Vice President
                                   (Principal Financial Officer)