Form 10-Q
period 2000-06-30
FIRST MUTUAL BANCSHARES INC
filed 2000-08-14
CIK 1098337

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended...................... June 30, 2000

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ________ to ________

                        Commission File Number 005-57091

                          FIRST MUTUAL BANCSHARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           WASHINGTON                                           91-2005970
   ---------------------------                                --------------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)


                    400 108th Avenue N.E., Bellevue, WA 98004
              -----------------------------------------------------
              (Address of principal executive offices and zip code)

                                  (425)453-5301
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            (1)  Yes  X       No
                    -----       -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Title of class:                       As of August 14, 2000
            ---------------                       ---------------------
     Common Stock, $1.00 par value                   4,671,286 shares

================================================================================

                          FIRST MUTUAL BANCSHARES, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                                  JUNE 30, 2000



                                TABLE OF CONTENTS


                                                                            PAGE

PART I:  FINANCIAL INFORMATION

         Item 1. Financial Statements ......................................  3
         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations ............. 15
                    General ................................................ 15
                    Results of Operations .................................. 15
                         Net Interest Income ............................... 15
                         Other Operating Income ............................ 16
                         Operating Expenses ................................ 18
                         Net Income ........................................ 19
                    Business Segments ...................................... 20
                         Consumer Banking .................................. 20
                         Residential Lending ............................... 20
                         Commercial Lending ................................ 21
                    Financial Condition .................................... 22
                         Asset Quality ..................................... 23
                         Liquidity and Capital Reserves .................... 24
                    Year 2000 Issues ....................................... 25
         Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk ............................................... 25


PART II: OTHER INFORMATION

         Item 1. Legal Proceedings ......................................... 27
         Item 2. Changes in Securities ..................................... 27
         Item 3. Defaults Upon Senior Securities ........................... 27
         Item 4. Submission of Matters to a Vote of Security-Holders ....... 27
         Item 5. Other Information ......................................... 28
         Item 6. Exhibits and Reports on Form 8-K .......................... 28


         Forward-Looking Statements Disclaimer ............................. 28

Item 1.  Financial Statements

                          FIRST MUTUAL BANCSHARES INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS                                            June 30          December 31
                                                   2000                1999
                                                   ----                ----
                                                          (Unaudited)

CASH AND CASH EQUIVALENTS:
  Interest-earning deposits                    $   6,464,333      $      14,993
  Noninterest-earning demand deposits
    and cash on hand                               2,546,043          3,850,002
                                               -------------      -------------
                                                   9,010,376          3,864,995

MORTGAGE-BACKED AND OTHER SECURITIES
  AVAILABLE FOR SALE                              16,562,158         17,374,783

LOANS RECEIVABLE, HELD FOR SALE                   14,968,966          2,709,750

MORTGAGE-BACKED AND OTHER SECURITIES
   HELD TO MATURITY                               87,571,187         88,056,338

  LOANS RECEIVABLE                               470,863,670        457,980,649
  RESERVE FOR LOAN LOSSES                         (6,491,375)        (6,309,268)
                                               -------------      -------------

LOANS RECEIVABLE, net                            464,372,295        451,671,381

ACCRUED INTEREST RECEIVABLE                        4,206,564          3,840,911

REAL ESTATE HELD FOR SALE                            527,594               --

LAND, BUILDINGS AND EQUIPMENT, net                 5,532,247          5,527,024

FEDERAL HOME LOAN BANK (FHLB) STOCK,               7,502,400          7,020,400
     at cost
MORTGAGE SERVICING RIGHTS                            187,228            110,341

OTHER ASSETS                                       1,316,979            940,383
                                               -------------      -------------
TOTAL                                          $ 611,757,994      $ 581,116,306
                                               =============      =============

                          FIRST MUTUAL BANCSHARES INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Continued)

                                                                June 30          December 31
                                                                 2000               1999
                                                                 ----               ----
                                                                       (Unaudited)
LIABILITIES:
  Deposits:
    Investor custodial checking                             $   3,023,617      $   3,216,280
    Money market deposit and                                   91,985,870         96,623,844
      checking accounts
    Regular savings                                             8,940,255         11,018,069
    Time Deposits                                             335,024,889        289,315,897
                                                            -------------      -------------
               Total deposits                                 438,974,631        400,174,090

  Drafts payable                                                  652,004          1,381,374
  Accounts payable and other liabilities                        3,192,759          4,147,946
  Advance payments by borrowers for
    taxes and insurance                                         1,638,788          1,589,312
  FHLB advances                                               124,786,725        134,236,925
  Other advances                                                  250,000            250,000
                                                            -------------      -------------
               Total liabilities                              569,494,907        541,779,647

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value-
    Authorized, 10,000,000 shares
    Issued and outstanding, 4,671,286
      and 4,672,636 shares, respectively                        4,671,286          4,672,636
  Additional paid-in capital                                   31,118,545         31,116,359
  Employee Stock Ownership Plan Debt                             (129,634)          (310,739)
  Retained earnings                                             7,271,720          4,527,356
  Accumulated other comprehensive income(loss):
    Unrealized (loss) on securities available for sale,
    net of federal income tax                                    (668,830)          (668,953)
                                                            -------------      -------------
               Total stockholders' equity                      42,263,087         39,336,659
                                                            -------------      -------------
TOTAL                                                       $ 611,757,994      $ 581,116,306
                                                            =============      =============

                          FIRST MUTUAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                               Quarters ended June 30    Six Months ended June 30
                                                 2000          1999          2000          1999
                                                 ----          ----          ----          ----
                                                    (Unaudited)
INTEREST INCOME:
  Loans Receivable                            $10,708,299   $ 8,511,265   $20,959,593   $16,937,060
  Interest on AFS Securities                      284,487       311,398       576,432       633,642
  Interest on HTM Securities                    1,326,183     1,338,912     2,645,550     2,508,718
  Interest Other                                  132,947        99,073       261,169       203,649
                                              -----------   -----------   -----------   -----------
                                               12,451,916    10,260,648    24,442,744    20,283,069

INTEREST EXPENSE:
  Deposits                                      5,518,638     4,550,101    10,525,201     9,265,195
  FHLB advances and other borrowings            1,877,257     1,029,845     3,784,680     1,794,541
                                              -----------   -----------   -----------   -----------
                                                7,395,895     5,579,946    14,309,881    11,059,736
                                              -----------   -----------   -----------   -----------
  Net interest income before provision
   for loan losses                              5,056,021     4,680,702    10,132,863     9,223,333

PROVISION FOR LOAN LOSSES                         100,000       285,000       230,000       435,000
                                              -----------   -----------   -----------   -----------
  Net interest income, after provision
   for loan losses                              4,956,021     4,395,702     9,902,863     8,788,333

OTHER OPERATING INCOME (EXPENSE):
  Gain on sales of loans                            6,857       382,702       128,389       776,388
  Servicing fees, net of amortization             108,473       114,217       338,247       229,363
  Fees on deposits                                 72,313        92,980       153,077       161,198
  Other                                           151,916       183,593       342,246       401,265
                                              -----------   -----------   -----------   -----------
               Total other operating income       339,559       773,492       961,959     1,568,214


BALANCE, carried forward                        5,295,580     5,169,194    10,864,822    10,356,547

                          FIRST MUTUAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Continued)

                                               Quarters ended June 30    Six Months ended June 30
                                                  2000          1999          2000          1999
                                                  ----          ----          ----          ----
                                                      (Unaudited)
BALANCE, brought forward                       $ 5,295,580   $ 5,169,194   $10,864,822   $10,356,547

OPERATING EXPENSES:
  Salaries and employees benefits                1,676,089     1,680,137     3,616,977     3,630,156
  Occupancy                                        422,549       346,264       850,077       689,201
  Other                                            753,593       917,851     1,461,079     1,649,587
                                               -----------   -----------   -----------   -----------
          Total other operating expenses         2,852,231     2,944,252     5,928,133     5,968,944
                                               -----------   -----------   -----------   -----------
          Income before federal income taxes     2,443,349     2,224,942     4,936,689     4,387,603

PROVISION FOR FEDERAL INCOME TAXES                 827,623       754,783     1,673,667     1,488,388
                                               -----------   -----------   -----------   -----------


NET INCOME                                     $ 1,615,726   $ 1,470,159   $ 3,263,022   $ 2,899,215
                                               ===========   ===========   ===========   ===========
PER SHARE DATA(1):
BASIC EARNINGS PER COMMON SHARE                $      0.35   $      0.31   $      0.70   $      0.62
                                               ===========   ===========   ===========   ===========
EARNINGS PER COMMON SHARE-ASSUMING DILUTION    $      0.34   $      0.31   $      0.69   $      0.61
                                               ===========   ===========   ===========   ===========
WEIGHTED AVERAGE SHARES OUTSTANDING              4,670,907     4,672,243     4,670,207     4,672,002
                                               ===========   ===========   ===========   ===========
WEIGHTED AVERAGE SHARES OUTSTANDING
  INCLUDING DILUTIVE STOCK OPTIONS               4,733,959     4,760,023     4,734,125     4,760,951
                                               ===========   ===========   ===========   ===========

(1) Comparative Earnings Per Share data for the prior year has been restated to conform with Statement of Financial Accounting Standards No. 128. See Note 5.

                      FIRST MUTUAL BANCSHARES INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                            Common stock             Additional
                                                                            ------------               paid-in         Retained
                                                                        Shares         Amount          capital         earnings
                                                                        ------         ------          -------         --------
BALANCE, January 31, 1998                                              4,125,227    $  4,125,227    $ 24,882,773    $  2,520,178
    Options exercised, including tax benefit of $545,675                 122,048         122,048         965,908            --
    Repayment of employee stock
        ownership plan debt                                                 --              --              --              --
    Cash dividends declared ($.60 per share) (1)                            --              --              --        (2,546,154)
    Comprehensive income:
         Net income                                                         --              --              --         5,207,696
         Other comprehensive income(loss)--Change in unrealized
                  losses on securities available for sale, net of
                     federal income tax                                     --              --              --              --
                                                                                                                    ------------
   Total Comprehensive income                                               --              --              --         5,207,696
                                                                    ------------    ------------    ------------    ------------
BALANCE, December 31, 1998                                             4,247,275    $  4,247,275    $ 25,848,681    $  5,181,720
                                                                    ============    ============    ============    ============
    Options exercised, including tax benefit of $13,038                    9,378           9,378          48,701            --
    10% stock dividend                                                   424,483         424,483       5,252,977      (5,677,460)
    Retirement of shares repurchased                                      (8,500)         (8,500)        (34,000)        (60,031)
    Repayment of employee stock
        ownership plan debt                                                 --              --              --              --
    Cash dividends declared ($.20 per share) (1)                            --              --              --          (917,221)
    Comprehensive income:
         Net income                                                         --              --              --         6,000,348
         Other comprehensive income(loss)--Change in unrealized
                  losses on securities available for sale, net of
                     federal income tax                                     --              --              --              --
                                                                                                                    ------------
   Total Comprehensive income                                               --              --              --         6,000,348
                                                                    ------------    ------------    ------------    ------------
BALANCE, December 31, 1999                                             4,672,636    $  4,672,636    $ 31,116,359    $  4,527,356
                                                                    ============    ============    ============    ============
    Options exercised, including tax benefit of $6,431                     8,650           8,650          42,186            --
    Retirement of shares repurchased                                     (10,000)        (10,000)        (40,000)        (51,874)
    Repayment of employee stock
        ownership plan debt                                                 --              --              --              --
    Cash dividends declared ($.10 per share) (1)                            --              --              --          (466,784)
    Comprehensive income:
         Net income                                                         --              --              --         3,263,022
         Other comprehensive income(loss)--Change in unrealized
                  losses on securities available for sale, net of
                     federal income tax                                     --              --              --              --
                                                                                                                    ------------
   Total Comprehensive income                                               --              --              --         3,263,022
                                                                    ------------    ------------    ------------    ------------
BALANCE, June 30, 2000                                                 4,671,286    $  4,671,286    $ 31,118,545    $  7,271,720
                                                                    ============    ============    ============    ============

                                                                   Employee stock    Accumulated
                                                                      ownership     Comprehensive
                                                                      plan debt    Income(loss)(2)      Total
                                                                    ------------    ------------    ------------
BALANCE, January 31, 1998                                           $   (871,570)   $     (4,780)     30,651,828
    Options exercised, including tax benefit of $545,675                                               1,087,956
    Repayment of employee stock
        ownership plan debt                                              267,832            --           267,832
    Cash dividends declared ($.60 per share) (1)                            --              --        (2,546,154)
    Comprehensive income:
         Net income                                                         --              --         5,207,696
         Other comprehensive income(loss)--Change in unrealized
                  losses on securities available for sale, net of
                     federal income tax                                     --            (7,205)         (7,205)

                                                                                    ------------    ------------
   Total Comprehensive income                                                             (7,205)      5,200,491
                                                                    ------------    ------------    ------------
BALANCE, December 31, 1998                                          $   (603,738)   $    (11,985)   $ 34,661,953
                                                                    ============    ============    ============
    Options exercised, including tax benefit of $13,038                                                   58,079
    10% stock dividend                                                      --              --              --
    Retirement of shares repurchased                                        --              --          (102,531)
    Repayment of employee stock
        ownership plan debt                                              292,999            --           292,999
    Cash dividends declared ($.20 per share) (1)                            --              --          (917,221)
    Comprehensive income:
         Net income                                                         --              --         6,000,348
         Other comprehensive income(loss)--Change in unrealized
                  losses on securities available for sale, net of
                     federal income tax                                     --          (656,968)       (656,968)

                                                                                    ------------    ------------
   Total Comprehensive income                                                           (656,968)      5,343,380
                                                                    ------------    ------------    ------------
BALANCE, December 31, 1999                                          $   (310,739)   $   (668,953)   $ 39,336,659
                                                                    ============    ============    ============
    Options exercised, including tax benefit of $6,431                                                    50,836
    Retirement of shares repurchased                                        --              --          (101,874)
    Repayment of employee stock
        ownership plan debt                                              181,105            --           181,105
    Cash dividends declared ($.10 per share) (1)                            --              --          (466,784)
    Comprehensive income:
         Net income                                                         --              --         3,263,022
         Other comprehensive income(loss)--Change in unrealized
                  losses on securities available for sale, net of
                     federal income tax                                     --               123             123

                                                                                    ------------    ------------
   Total Comprehensive income                                                                123       3,263,145
                                                                    ------------    ------------    ------------
BALANCE, June 30, 2000                                              $   (129,634)   $   (668,830)   $ 42,263,087
                                                                    ============    ============    ============

(1) Cash dividends declared divided by weighted average shares outstanding of 4,670,207 in 2000 and 4,675,654 in
    1999 and 4,215,764 in 1998.
(2) Income tax benefit netted against accumulated comprehensive losses were $344,549, $344,612, and $6,174 for the periods ended June 30, 2000, December 31, 1999 and 1998, respectively.

                      FIRST MUTUAL BANCSHARES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Six months ended June 30
                                                                           ------------------------
                                                                            2000              1999
                                                                            ----              ----
                                                                                 (Unaudited)
OPERATING ACTIVITIES:
    Net income                                                          $  3,263,022      $  2,899,215
    Adjustments to reconcile net cash
              provided (used) by operating activities:
        Provision for loan losses                                            230,000           435,000
        Depreciation and Amortization                                        374,718           275,577
        Deferred loan origination fees, net of accretion                    (247,359)          (30,907)
        Amortization of mortgage servicing rights                             64,899            96,842
        Gain on sales of loans                                              (138,245)         (842,493)
        Gain on sale of repossessed real estate                                 --             (17,029)
        FHLB stock dividends                                                (235,974)         (182,900)
        Cash provided (used) by changes in
                    operating assets and liabilities:
             Loans receivable held for sale                              (12,259,216)       13,266,584
             Accrued interest receivable                                    (365,653)         (136,515)
             Other assets                                                   (540,208)         (580,066)
             Drafts payable                                                 (729,370)       (2,790,147)
             Accounts payable and other liabilities                         (954,694)         (520,074)
             Federal income taxes                                           (363,981)             --
             Advance payments by borrowers for taxes and insurance            49,476            12,103
                                                                        ------------      ------------

    Net cash provided (used) by operating activities                     (11,852,585)       11,885,190

INVESTING ACTIVITIES:
  Loan originations                                                      (73,121,485)      (93,369,554)
  Loan principal repayments                                               54,644,237        63,456,650
  Increase in undisbursed loan proceeds                                    5,540,913         2,829,328
  Principal repayments & redemptions on mortgage-backed
    and other securities                                                   4,554,371        11,545,366
  Purchase of mortgage-backed and other securities held to maturity       (3,250,000)      (39,717,343)
  Purchases of premises and equipment                                       (379,691)         (245,408)
  Purchase of FHLB stock                                                    (246,026)             --
  Proceeds from sale of Loans                                                248,947         1,301,940
  Proceeds from sale of Real Estate Held for Sale                               --             119,738
                                                                        ------------      ------------
     Net cash provided (used) by
       investing activities, carried forward                             (12,008,734)      (54,079,283)


                      FIRST MUTUAL BANCSHARES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                Six months ended June 30
                                                            --------------------------------
                                                                 2000               1999
                                                            -------------      -------------
                                                                      (Unaudited)
BALANCE, net cash provided (used) by
     investing activities, brought forward                  $ (12,008,734)     $ (54,079,283)

FINANCING ACTIVITIES:
     Net increase (decrease) in deposit accounts               28,357,637        (25,394,016)
     Interest credited to deposit accounts                     10,442,904          9,428,641
     Proceeds from advances                                   437,111,800        208,570,000
     Repayment of advances                                   (446,562,000)      (148,792,000)
     Dividends paid                                              (467,277)        (2,126,816)
     Proceeds from exercise of stock options                       44,405             32,374
     Repurchase of common stock                                  (101,874)              --
     Repayment of Employee Stock Ownership Plan Debt              181,105            262,567
                                                            -------------      -------------

     Net cash provided (used) by financing activities          29,006,700         41,980,750
                                                            -------------      -------------
NET INCREASE/(DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                  5,145,381           (213,343)

CASH:
  Beginning of year                                             3,864,995          5,529,145
                                                            -------------      -------------
  End of quarter                                            $   9,010,376      $   5,315,802
                                                            =============      =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
           INFORMATION:
     Loans originated for mortgage banking activities       $  33,468,583      $  77,644,400
     Loans originated for investment activities                73,121,485         93,369,554
                                                            -------------      -------------
     Total loans originated for mortgage banking
            activities and investment activities            $ 106,590,068      $ 171,013,954
                                                            =============      =============
     Proceeds from sales of loans held for sale             $  21,209,367      $  90,910,984
                                                            =============      =============
     Cash paid during six months ended June 30
            Interest                                        $  14,270,047      $  11,000,749
                                                            =============      =============
            Income taxes                                    $   2,031,280      $   1,760,155
                                                            =============      =============


SUPPLEMENTAL DISCLOSURES OF NONCASH
           INVESTING ACTIVITIES:

     Loans securitized into securities held to maturity     $        --        $        --

     Loans transferred to real estate held for sale, net    $     527,594      $        --
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

NOTE 2.

MORTGAGE-BACKED AND OTHER SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of securities available for sale at June 30, 2000 and December 31, 1999 is summarized as follows:

                                         Gross          Gross       Estimated
                        Amortized      unrealized     unrealized       fair
                           cost          gains          losses         value
                       -----------    -----------    -----------    -----------
June 30, 2000
-------------
FHLMC securities       $   423,853    $    13,608           --      $   437,461
FNMA securities         15,343,076         40,825        953,476     14,430,425
GNMA securities          1,800,483           --          106,211      1,694,272
                       -----------    -----------    -----------    -----------
                       $17,567,412    $    54,433    $ 1,059,687    $16,562,158
                       ===========    ===========    ===========    ===========
December 31, 1999:
------------------
FHLMC securities       $   427,499    $     7,216           --      $   434,715
FNMA securities         16,077,306         43,566        933,028     15,187,844
GNMA securities          1,869,018           --          116,794      1,752,224
                       -----------    -----------    -----------    -----------
                       $18,373,823    $    50,782    $ 1,049,822    $17,374,783
                       ===========    ===========    ===========    ===========
NOTE 3.

MORTGAGE-BACKED AND OTHER SECURITIES HELD TO MATURITY

The amortized cost and estimated fair value of mortgage-backed and other securities is summarized as follows:

                                                       Gross          Gross        Estimated
                                      Amortized     unrealized      unrealized       fair
                                         cost          gains          losses         value
                                     -----------    -----------    -----------    -----------
June 30, 2000
-------------
FNMA certificates                    $36,273,484    $   198,745    $ 1,445,167    $35,027,062
FHLMC certificates                     1,773,530         29,851           --        1,803,381
U.S. Government Agency securities     45,659,087          6,900      1,307,562     44,358,425
Merrill Lynch corporate bond           2,528,541           --          118,716      2,409,825
Municipal bonds                          873,990           --           73,101        800,889
REMICS                                   462,555          1,632            323        463,864
                                     -----------    -----------    -----------    -----------
                                     $87,571,187    $   237,128    $ 2,944,869    $84,863,446
                                     ===========    ===========    ===========    ===========
December 31, 1999:
------------------
FNMA certificates                    $39,827,759    $   149,563    $ 1,389,648    $38,587,674
FHLMC certificates                     1,792,237         18,780           --        1,811,017
U.S. Government Agency securities     42,652,659         44,178      1,250,503     41,446,334
Merrill Lynch corporate bond           2,534,010           --          111,285      2,422,725
Municipal bonds                          625,395           --           84,965        540,430
REMICS                                   624,278          7,194           --          631,472
                                     -----------    -----------    -----------    -----------
                                     $88,056,338    $   219,715    $ 2,836,401    $85,439,652
                                     ===========    ===========    ===========    ===========

NOTE 4.

NONPERFORMING ASSETS

The Company had nonperforming assets as follows.

                                                June 30, 2000  December 31, 1999
                                                -------------  -----------------

Nonperforming loans                               $2,395,118       $342,579

Real Estate and Repossessed assets Held for Sale     537,207          9,613
                                                  ----------     ----------
Totals                                            $2,932,325     $  352,192
                                                  ==========     ==========

At June 30, 2000 and December 31, 1999, the Bank had no impaired loans as defined under Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan."


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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for quarters and years ending June 30, 2000 and June 30, 1999:

                                                                       Income        Shares      Per share
                                                                     (numerator)  (denominator)   amount
                                                                     -----------------------------------
Quarter ended June 30, 2000
        Basic EPS:
               Income available to common shareholders               $ 1,615,726      4,670,907   $ 0.35
                                                                                                  ======
         Effect of dilutive stock options                                     --        63,052
                                                                     -----------   -----------
         Diluted EPS:
               Income available to common shareholders
                  plus assumed stock options exercised               $ 1,615,726     4,733,959    $ 0.34
                                                                     ===========   ===========    ======
Year ended June 30, 2000
        Basic EPS:
               Income available to common shareholders               $ 3,263,022     4,670,207    $ 0.70
                                                                                                  ======
         Effect of dilutive stock options                                     --        63,918
                                                                     -----------   -----------
         Diluted EPS:
               Income available to common shareholders
                  plus assumed stock options exercised               $ 3,263,022     4,734,125    $ 0.69
                                                                     ===========   ===========    ======
Quarter ended June 30, 1999
        Basic EPS:
               Income available to common shareholders               $ 1,470,159     4,672,243    $ 0.31
                                                                                                  ======

         Effect of dilutive stock options                                     --        87,780
                                                                     -----------   -----------
         Diluted EPS:
               Income available to common shareholders
                  plus assumed stock options exercised               $ 1,470,159     4,760,023    $ 0.31
                                                                     ===========   ===========    ======
Year ended June 30, 1999
        Basic EPS:
               Income available to common shareholders               $ 2,899,215     4,672,002    $ 0.62
                                                                                                  ======
         Effect of dilutive stock options                                     --        88,949
                                                                     -----------   -----------
         Diluted EPS:
               Income available to common shareholders
                  plus assumed stock options exercised               $ 2,899,215     4,760,951    $ 0.61
                                                                     ===========   ===========    ======

NOTE 6.

RATE VOLUME ANALYSIS                                  SECOND QUARTER 2000                SIX MONTHS ENDED JUNE 30, 2000
(Dollars in thousands)                                        VS                                     VS
                                                      SECOND QUARTER 1999                SIX MONTHS ENDED JUNE 30, 1999
                                                    INCREASE (DECREASE) DUE TO             INCREASE (DECREASE) DUE TO
                                                                           TOTAL                                  TOTAL
                                                 VOLUME        RATE        CHANGE       VOLUME        RATE        CHANGE
---------------------------------------------------------------------------------     ----------------------------------
INTEREST INCOME
     Investments:
        Available for sale securities           $   (37)     $    10      $   (27)     $   (83)     $    26      $   (57)
        Held to maturity securities                 114         (127)     $   (13)         236          (99)         137
        Other equity investments                     45          (11)          34           90          (32)          58
                                                -------      -------      -------      -------      -------      -------
          Total investments                         122         (128)          (6)         243         (105)         138

     Loans:
        Residential                                 244          105          349          321          160          481
        Residential construction                     98          102          200          157          167          324
        Multifamily                                 639          181          820        1,336          221        1,557
        Multifamily construction                     90           32          122          149           86          235
        Commercial real estate and Business         319          118          437          768          149          917
        Commercial real estate construction          34          (27)           7           77          (26)          51
        Consumer & Other                            214           48          262          386           71          457
                                                -------      -------      -------      -------      -------      -------
          Total loans                             1,638          559        2,197        3,194          828        4,022
                                                ---------------------------------      ---------------------------------

               Total interest income              1,760          431        2,191        3,437          723        4,160

INTEREST EXPENSE
     Deposits:
        Money market deposit and checking           (72)          19          (53)        (113)          66          (47)
        Regular savings                             (10)         (18)         (28)         (17)         (33)         (50)
        Time deposits                               568          482        1,050          751          607        1,358
                                                -------      -------      -------      -------      -------      -------
          Total deposits                            486          483          969          621          640        1,261

     FHLB advances and other                        515          332          847        1,386          604        1,990
                                                -------      -------      -------      -------      -------      -------
          Total interest expense                  1,001          815        1,816        2,007        1,244        3,251

           Net interest income                  $   759      $  (384)     $   375      $ 1,430      $  (521)     $   909
                                                =======      =======      =======      =======      =======      =======

NOTE 7.
SEGMENTS

The Company is organized based on the products and services that it offers. Under this organizational structure, the Company has three reportable segments: consumer banking, residential lending, and commercial lending.

Consumer banking offers depositor banking services, home equity lending, direct consumer loans, consumer dealer financing contracts and small business lending.

Residential lending offers conventional or government-insured loans to borrowers to purchase, refinance, or build homes, secured by one-to-four unit family dwellings. Embedded within the residential lending segment is a mortgage banking operation, which sells loans in the secondary mortgage market. The mortgage banking operation may choose to retain or sell the right to service the loans sold(i.e., collection of principal and interest payments) depending upon market conditions.

Commercial lending offers permanent and interim (construction) loans for multifamily housing (over 4 units), commercial real estate properties, and loans to small and medium-sized businesses for financing inventory, accounts receivables, and equipment, among other things. The underlying real estate collateral or business asset being financed typically secures these loans.

Financial information for the Company's segments is shown below for 2000, 1999 and 1998:

                                                             CONSUMER          RESIDENTIAL          COMMERCIAL
QUARTER ENDED JUNE 30                                         BANKING            LENDING             LENDING             TOTALS
---------------------                                         -------            -------             -------             ------
Revenues from external customers                   2000      $2,649,528         $1,961,157          $7,957,031         $12,567,716
                                                   1999       2,276,536          2,050,737           6,532,278          10,859,551
                                                   1998       1,466,093          2,746,842           6,037,519          10,250,454

Revenues from other segments                       2000       4,810,832             89,662             454,205           5,354,699
                                                   1999       4,212,680             69,186             395,294           4,677,160
                                                   1998       5,439,312            114,535             376,814           5,930,661

Total Revenues                                     2000       7,460,360          2,050,819           8,411,236          17,922,415
                                                   1999       6,489,216          2,119,923           6,927,572          15,536,711
                                                   1998       6,905,405          2,861,377           6,414,333          16,181,115

Net interest revenue                               2000       1,457,584            468,143           3,100,323           5,026,050
                                                   1999       1,605,894            438,462           2,474,266           4,518,622
                                                   1998       1,593,727            522,073           2,128,136           4,243,936

Income before federal income taxes                 2000         162,466            169,038           2,344,470           2,675,974
                                                   1999         275,280            394,409           1,703,770           2,373,459
                                                   1998         303,760            325,749           1,414,372           2,043,881

                                                             CONSUMER          RESIDENTIAL          COMMERCIAL
YEAR-TO-DATE ENDED JUNE 30:                                   BANKING            LENDING             LENDING             TOTALS
---------------------------                                   -------            -------             -------             ------

Revenues from external customers                   2000       5,129,474          4,041,819          15,665,406          24,836,699
                                                   1999       4,375,472          4,302,360          12,733,749          21,411,581
                                                   1998       3,066,371          5,915,427          11,643,949          20,625,747

Revenues from other segments                       2000       9,342,822            175,820             896,811          10,415,453
                                                   1999       8,755,866            149,988             779,488           9,685,342
                                                   1998      10,644,903            238,298             729,551          11,612,752

Total Revenues                                     2000      14,472,296          4,217,639          16,562,217          35,252,152
                                                   1999      13,131,338          4,452,348          13,513,237          31,096,923
                                                   1998      13,711,274          6,153,725          12,373,500          32,238,499

Net interest revenue                               2000       3,040,619            949,832           6,035,860          10,026,311
                                                   1999       3,217,748            933,019           4,793,043           8,943,810
                                                   1998       3,323,251          1,003,041           4,075,606           8,401,898

Income before federal income taxes                 2000         360,562            373,329           4,521,231           5,255,122
                                                   1999         497,841            842,270           3,265,304           4,605,415
                                                   1998         880,786          1,172,399           2,733,745           4,786,930

Total assets as of June 30:                        2000     449,000,497        110,749,875         356,415,460         916,165,832
                                                   1999     398,671,249         87,985,365         306,383,660         793,040,274
                                                   1998     400,578,600        128,463,684         258,062,692         787,104,976

NOTE 7.
SEGMENTS (CONTINUED)

Reconciliations of segment data to the Company consolidated financial statements are shown in the table below. The amounts for the segments will differ from the actual consolidated financial statements due to a funds transfer pricing mechanism that uses internal, proxy market interest rates, and also, various methods for allocating costs.

                                                                     QUARTER        YEAR-TO-DATE        QUARTER      YEAR-TO-DATE
                                                                      ENDED             ENDED            ENDED           ENDED
                                                                       2000             2000             1999            1999
                                                                       ----             ----             ----            ----
TOTAL REVENUES FOR JUNE 30:
---------------------------
Segment total revenues                                             $ 17,922,415     $ 35,252,152     $ 15,536,711     $ 31,096,923
Back out or add back:
      Revenues from other segments                                   (5,354,699)     (10,415,453)      (4,677,160)      (9,685,342)
      Revenues of administrative departments netted against
           overhead costs and reallocated as net costs                  223,759          568,004          174,588          439,702
                                                                   ---------------------------------------------------------------
Consolidated total revenues                                        $ 12,791,475     $ 25,404,703     $ 11,034,139     $ 21,851,283

NET INTEREST REVENUE FOR JUNE 30:
---------------------------------
Segment net interest revenue                                       $  5,026,050     $ 10,026,311     $  4,518,622     $  8,943,810
Back out or add back:
      Difference between actual interest expense
           and intersegment funding allocation                         (103,109)        (171,058)          23,417          (50,521)
      Interest revenues of administrative departments netted
           against overhead costs and reallocated as net costs          133,080          277,610          138,663          330,044
                                                                   ---------------------------------------------------------------
Consolidated net interest revenue                                  $  5,056,021     $ 10,132,863     $  4,680,702     $  9,223,333

INCOME BEFORE FEDERAL INCOME TAXES FOR JUNE 30:
-----------------------------------------------
Segment pre-tax income                                             $  2,675,974     $  5,255,122     $  2,373,459     $  4,605,415
Back out or add back:
      Unallocated loan loss provision                                  (100,000)        (230,000)        (285,000)        (435,000)
      Unallocated net expenses of administrative departments               --               --               --               --
      Difference between actual total funding cost
           and total intersegment funding allocation                   (132,625)         (88,433)         136,483          217,188
                                                                   ---------------------------------------------------------------
Consolidated pre-tax income                                        $  2,443,349     $  4,936,689     $  2,224,942     $  4,387,603

                                                                     QUARTER        YEAR-TO-DATE
                                                                      ENDED             ENDED
                                                                      1998              1998
                                                                      ----              ----
TOTAL REVENUES FOR JUNE 30:
---------------------------
Segment total revenues                                             $ 16,181,115      $ 32,238,499
Back out or add back:
      Revenues from other segments                                   (5,930,661)      (11,612,752)
      Revenues of administrative departments netted against
           overhead costs and reallocated as net costs                  225,631           438,800
                                                                   ------------------------------
Consolidated total revenues                                        $ 10,476,085      $ 21,064,547

NET INTEREST REVENUE FOR JUNE 30:
---------------------------------
Segment net interest revenue                                       $  4,243,936      $  8,401,898
Back out or add back:
      Difference between actual interest expense
           and intersegment funding allocation                         (109,404)         (214,899)
      Interest revenues of administrative departments netted
           against overhead costs and reallocated as net costs          167,926           322,469
                                                                   ------------------------------
Consolidated net interest revenue                                  $  4,302,458      $  8,509,468

INCOME BEFORE FEDERAL INCOME TAXES FOR JUNE 30:
-----------------------------------------------
Segment pre-tax income                                             $  2,043,881      $  4,786,930
Back out or add back:
      Unallocated loan loss provision                                  (100,000)         (200,000)
      Unallocated net expenses of administrative departments            (16,932)         (789,582)
      Difference between actual total funding cost
           and total intersegment funding allocation                      8,349            17,260
                                                                   ------------------------------
Consolidated pre-tax income                                        $  1,935,298      $  3,814,608




                                                                                    YEAR-TO-DATE ENDED JUNE 30,
                                                                         -----------------------------------------------
TOTAL ASSETS AS OF JUNE 30:                                                  2000             1999             1998
---------------------------                                              -------------    -------------    -------------
SEGMENT TOTAL ASSETS                                                     $ 916,165,832      793,040,274      787,104,976
Back out or add back:
      Inferred intersegment interest earning assets on branch deposits    (300,062,357)    (264,292,073)    (321,528,028)
      Unallocated reserve for loan loss                                     (6,491,375)      (5,984,891)      (5,019,431)
      Unallocated nonearning assets of administrative
           departments                                                       2,145,894        7,598,970       10,308,568
                                                                         -------------    -------------    -------------
Consolidated total assets                                                $ 611,757,994    $ 530,362,280    $ 470,866,085

                                     PART I
                             FINANACIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         Consolidated Financial Statements of the Company begin on page 3.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

First Mutual Bancshares, Inc. (the "Company"), a Washington corporation, is a financial holding company primarily engaged in the business of planning, directing, and coordinating the activities of its wholly-owned subsidiary, First Mutual Bank.

First Mutual Bank (the "Bank") is a Washington-chartered savings bank subject to regulation by the State of Washington Department of Financial Institutions and the Federal Deposit Insurance Corporation ("FDIC"). First Mutual Bancshares, Inc., the financial holding company, is regulated by the Federal Reserve Board ("FRB"). The Bank conducts business from its headquarters in Bellevue, Washington, and has nine full-service facilities located in Bellevue (3), Redmond, Seattle (2), Issaquah, Bellingham, and Monroe, Washington, and has two income property loan production offices located in Salem, Oregon, and Tacoma, Washington. The Bank's business consists mainly of attracting deposits from the general public as well as wholesale funding sources, and investing those funds primarily in real estate loans, small and mid-sized business loans, and consumer loans. In addition to portfolio lending, the Bank conducts a mortgage banking operation.

The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the audited consolidated financial statements and notes thereto for the Company and subsidiaries for the year ended December 31, 1999.

RESULTS OF OPERATIONS
---------------------

         Net Interest Income
         -------------------

Net interest income increased $375,000, or 8.0%, in the second quarter of 2000 as contrasted with the same quarter in 1999. The net interest margin for the quarter was 3.41%, which compares to 3.52%, 3.61%, 3.69%, and 3.65%, for the quarters ended March 31, 2000, December 31, 1999, September 30, 1999, and June 30, 1999, respectively.

Net interest income improved principally as a result of an increase in earning assets, which contributed $760,000 in the second quarter. Offsetting the benefit from greater-earning assets, which grew from $514,811,000 at June 30, 1999, to $597,441,000 at quarter-end June 2000, was the negative impact of $384,000 from a change in interest rates.

The unfavorable change in interest rates is primarily due to the fact that our liabilities reprice more quickly than our assets. The cost ratio of our interest-bearing liabilities (interest expense/average earning assets) rose 64 basis points to 4.99% for the second quarter of 2000 from 4.35% for the same period a year ago. By comparison our ratio for return on assets (interest income/average earning assets) only increased 41 basis points from 7.99% in 1999 to 8.40% this year.

In general, interest rates have risen rapidly over the past year. For example, the one-year Treasury rate has increased from 5.18% at June 30, 1999, to 6.44% as of June 30, 2000.

One of the factors that contributed to the decrease in the net interest margin is the Bank's mismatch (called gap) between the amount of assets repricing within a one-year period and the corresponding one-year liabilities. As of June 30, 2000, the gap was a negative 11.55%, which means that $438 million in liabilities is projected to reprice within the next 12 months as compared to $368 million in assets. Comparable ratios for year-end 1999 and March 2000 were a negative 15.3% and a negative 23.5%, respectively.

The more favorable gap experienced in the last three months is largely due to the extension of the maturity of many of the liabilities that repriced in the second quarter of 2000. Federal Home Loan Bank (FHLB) borrowings were extended out to two years, and many of our time deposits were renewed at 15- and 24-month periods.

However, with the Bank still possessing a one-year negative gap of 11.55% at June 30, 2000, a further rise in short-to-intermediate interest rates will most likely continue to reduce the net interest margin.

Net interest income year-to-date 2000 rose $910,000, or 9.86%, over the comparable period in 1999. Like the second quarter, the improvement in net interest income was the result of a growth in earning assets. Greater earning assets contributed $1,430,000, which was partially offset by an unfavorable variance of $521,000 in interest rates. See Note 6. for further information regarding volume and rate relationships affecting net interest income.

         Other Operating Income
         ----------------------

Other operating income consisted of the following:

                                                  Three Months                                Six Months
                                                  Ended June 30                              Ended June 30
                                                  -------------                              -------------
                                           2000                  1999                  2000                  1999
                                       -----------           -----------           -----------           -----------
Sale of Servicing Rights               $     9,000           $   550,000           $   103,000           $ 1,022,000
Secondary Market Fees                      (68,000)             (267,000)             (108,000)             (474,000)
Mortgage Servicing Rights                   66,000               100,000               133,000               228,000
                                       -----------           -----------           -----------           -----------
     Gain on Sale of Loans                   7,000               383,000               128,000               776,000
                                       -----------           -----------           -----------           -----------
Servicing Fees                             108,000               114,000               338,000               229,000
Broker Fees                                 30,000                49,000                77,000               131,000
Prepayment & Extension Fees                 18,000                76,000                66,000               114,000
TransAlliance Limited Partnership           22,000                    --                44,000                    --
Other Income                                82,000                58,000               155,000               156,000
NSF Fee Income                              40,000                38,000                82,000                64,000
Other Deposit Fees                          33,000                55,000                72,000                98,000
                                       -----------           -----------           -----------           -----------
Total                                  $   340,000           $   773,000           $   962,000           $ 1,568,000
                                       ===========           ===========           ===========           ===========

The net gain from the sale of servicing rights amounted to $9,000 in the second quarter of 2000 and $103,000 year-to-date; off dramatically from a year earlier. The Bank sold $4 million in servicing rights in the most recent quarter and $13 million in the first half. The comparative figures for 1999 are $40 million in the second quarter and $72 million in the first six months of the year. The outlook for the rest of the year is mixed. The Bank has just executed (in the month of July) a $22.5 million sale of servicing that is related to the conversion of portfolio loans to mortgaged-backed securities. For both strategic and capital considerations this transaction was completed in the third quarter. The Bank does not anticipate any further loan conversions, with the subsequent sale of servicing, this year. The outlook for core operations, however, remains depressed as compared to sales in 1999. July core operation sales, for example, were only $2.6 million. Because of the rise in interest rates in the last 12 months, the refinance loan origination activity is down substantially, and is not expected to recover until such time as home loan rates decline materially from the current yields.

Secondary market fees are the cash gains or losses from the sale of loans into the secondary market. Cash losses on loan sales of $12,292,000 in the second quarter totaled $68,000. That figure compares to a loss of $267,000 on loan sales of $39,853,000 in the same quarter of 1999. The year-to-date trend in secondary market fees is similar to the second quarter results. Because of fewer loan sales this year, $21,209,000 compared to $90,911,000 in 1999, cash losses from those sales have declined from $474,000 last year to $108,000 year-to-date 2000.

The gains recorded for mortgage servicing rights (MSR) are pursuant to Statement of Financial Accounting Standard (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which requires the capitalization of internally generated servicing rights. The amount recognized as income totaled $66,000 in the second quarter, and $133,000 year-to-date in 2000, as compared to $100,000 and $228,000, respectively, in the same periods in 1999. The drop in MSR gains in 2000 is the result of lower loan originations, partially offset by a significant change in the first quarter of the valuation of the capitalized mortgage servicing rights.

Servicing fees continued a decline in the second quarter of 2000 that has been evident for several years. The servicing portfolio totaled $182 million at June 30, 2000, down from $237 million in 1999 and $298 million the previous year. The sale of servicing rights in the last few years has eroded the balance of that portfolio. As it is the current intent of the Bank to continue the sale of servicing, the servicing portfolio will most likely continue to drop. The year-to-date trend for servicing fees is in sharp contrast to the second quarter because of a favorable $120,000 adjustment in the first quarter of 2000. Due to rising interest rates, the value of the servicing asset was increased to reflect its current fair market value. The Bank does not anticipate any further material adjustments this year.
                                   Loans Originated for
                               Mortgage Banking Activities

                              Year 2000           Year 1999
                             -----------         -----------
First Quarter                $11,434,000         $44,470,000
Second Quarter                22,035,000          33,174,000
                             -----------         -----------
Total Year-to-Date           $33,469,000         $77,644,000
                             ===========         ===========

Broker fees are down as a result of lower mortgage-banking loan originations. Mortgage-banking loan closings are off 132% year-to-date 2000.

Prepayment and extension fees, which are usually related to construction lending, have declined despite an increase in construction lending. Construction loan originations totaled $21.3 million in the second quarter of 2000, and $42.5 million year-to-date. In comparison, construction loans closed in the same periods of 1999 were $18.1 million in the second quarter and $31.1 million for the first half. Construction of Bank-financed properties have been completed in a more timely manner this year, resulting in fewer fees being assessed for late completion of projects.

The TransAlliance Limited Partnership dividend was a pleasant surprise this year. Dividends received from that partnership are erratic, varying widely from year-to-year.

NSF fee income from checking accounts continues to improve each year. Year-to-date fee income is up $18,000, or 28.1%. In the last year the Bank has focused more attention on growing fee income from deposit accounts in general, and checking accounts in particular. This emphasis on fee income has been successful, and the Bank anticipates continued success in future quarters.

Other deposit fees have declined in 2000, $22,000 on a quarter-to-quarter basis, and $26,000 on a year-to-date basis, due to a change in strategic direction regarding non-insured Bank investment products. The Bank found that fee income derived from those investment product sales is not sufficient to justify the expense and effort dedicated to that activity.

         Operating Expenses
         ------------------

Operating expenses consisted of the following:

                                                       Three Months                            Six Months
                                                       Ended June 30                          Ended June 30
                                              ------------------------------         ------------------------------
                                                 2000                1999               2000                1999
                                              ----------          ----------         ----------          ----------
Salaries and Benefits                         $1,676,000          $1,680,000         $3,617,000          $3,630,000
Occupancy                                        423,000             346,000            850,000             689,000
Legal Fees                                        47,000             109,000             90,000             216,000
Marketing                                        147,000             138,000            260,000             239,000
B&O Taxes                                        (11,000)             75,000             61,000             146,000
REHFS Expense                                     30,000                  --             30,000                  --
Data Processing                                  118,000             112,000            221,000             221,000
Office Supplies/Postage                          107,000              88,000            150,000             180,000
Audit & Examination                               39,000              33,000             77,000              66,000
Other                                            276,000             363,000            572,000             582,000
                                              ----------          ----------         ----------          ----------
Total                                         $2,852,000          $2,944,000         $5,928,000          $5,969,000
                                              ==========          ==========         ==========          ==========

Salaries and employee benefits were down slightly as compared to last year in both the second quarter and first half of 2000. Loan officer commissions, because of decreased loan originations, have declined 25.2% in the second quarter of 2000, and 21.1% year-to-date. Also reducing salary and benefit expense on a quarter-to-quarter comparison is the decreased provision for the staff performance bonus. The provision in the second quarter of 1999 was $65,000 as compared to a $90,000 reversal this year of a first quarter 2000 accrual. Year-to-date the expense for year 2000 is $92,000 as compared to $317,000 in the same period of 1999. The staff bonus is accrued throughout the year in accordance with management's assessment as to the amount that will be due the staff at year-end.

Offsetting the favorable decline in costs from lower commission and bonus expense was the decrease in SFAS No. 91 benefits. In accordance with SFAS No. 91, standard loan costs are determined annually for common loan types. The predetermined standard loan costs are deducted from operating expenses with the net figures reported in the financial statements. In the second quarter of 2000 the SFAS No. 91 benefit related to compensation and employee benefits amounted to $177,000 as compared to $277,000 last year. Year-to-date the SFAS No. 91 benefit totaled $397,000. The comparable figure for 1999 is $627,000. The decrease in SFAS No. 91 benefits is largely the result of a drop in loan originations this year. Loans closed in 2000 totaled $107 million versus $171 million the prior year.

Occupancy expense increased $76,000, or 22.0%, on a quarter-to-quarter comparison. Year-to-date 2000 occupancy expense is up $161,000, or 23.3%. Although no new full-service offices were opened in the last 12 months, the Bank has expanded its facilities at the Bellevue headquarters and added the Salem loan production office. The rise in occupancy costs is largely the result of increased rent expense, which has jumped 44.3% on a quarter-to-quarter basis and 32.6% on a year-over-year comparison. The opening of the Kirkland Office in August will further increase occupancy costs this year.

Legal fees are down sharply this year, both for second quarter and the first six months. The Bank incurred substantial legal fees in 1999 with the formation of First Mutual Bancshares, Inc., the Bank's holding company.

Business and occupation (B&O) taxes for the second quarter of 2000 are a net gain of $11,000 versus an expense of $75,000 in the like quarter last year. Year-to-date B&O taxes are $61,000 as compared to $146,000 in 1999. In the second quarter of 2000 the Bank recorded an $85,000 refund of B&O taxes from the State of Washington Department of Revenue.

Real estate held for sale (REHFS) expense was $30,000 for both the quarter and year-to-date 2000. There were no similar costs in the first half of 1999. REHFS is related to the $528,000 single-family residence acquired this year. For a further discussion of this asset, see "Asset Quality" on page 23.

         Net Income
         ----------

Net income increased 9.9%, from $1,470,000 in the second quarter of 1999 to $1,616,000 in the same period of 2000. For the first six months of 2000 net income is up $364,000, or 12.6%, over the comparable period in 1999. The improvement in net income is a reflection of higher net interest income offset by a decrease in non-interest income.

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

         Consumer Banking
         ----------------

Income before taxes for the consumer-banking segment fell from $275,000 in the second quarter of 1999 to $162,000 in the same quarter in 2000. The decline in income before taxes was largely the result of a drop in net interest income.

Net interest income was down $148,000, falling from $1,606,000 in the second quarter of 1999 to $1,458,000 this year. The net interest margin also declined from 1.61% in 1999 to 1.32% in 2000. Although average assets this year increased $44.4 million, or 11.2%, on a quarter-to-quarter comparison, the favorable impact from that growth was insufficient to offset the compression in the net interest margin.

Non-interest income increased from $142,000 in the three months ending June 1999 to $176,000 in the same quarter this year. Contributing to the growth in non-interest income was the $22,000 dividend received from the TransAlliance Limited Partnership. TransAlliance is a network of automated teller machines
(ATMs), and dividends are paid to the limited partners as deemed appropriate by the Partnership's directors. No dividends were paid in the first half of 1999.

Operating expenses were down slightly, $30,000, from $1,473,000 in the second quarter of 1999 to $1,443,000 this year. The decline in operating expenses is principally the result of a lower accrual for the staff performance bonus as compared to last year. Partially offsetting the lower accrual was the normal annual salary increases for the branch and support staff.

The year-to-date trend is similar to that of the second quarter. Net interest income is down significantly; fee income is up $59,000, or 21.6%; and operating expenses are down a modest .32%. Net interest income fell from $3,218,000 in the first half of 1999 to $3,041,000 this year. The net interest margin has compressed from 1.58% in 1999 to 1.41% in the first half of 2000. The consumer line of business, like the Bank as a whole, has experienced an environment in which deposit costs have risen more rapidly than asset revenues.

Non-interest income year-to-date is largely the reflection of TransAlliance Limited Partnership payments in both the first and second quarters of 2000. There was also an improvement in NSF fee income.

         Residential Lending
         -------------------

Income before taxes dropped sharply for the residential lending segment, from $394,000 in the second quarter of 1999 to $169,000 in 2000. Non-interest income fell dramatically, from $509,000 last year to $86,000 in 2000. The sale of servicing rights dropped from $40 million in the second quarter of 1999 to $4 million this year. In addition, loans originated for mortgage-banking activities decreased $11.1 million, or 33.6%, on a quarter-to-quarter basis.

Operating expenses decreased 30.4%, from $553,000 in the three months ending June 30, 1999, to $385,000 in the same period of 2000. Contributing to that decline in operating costs was a significant fall in loan officer commissions, offset by a decrease in SFAS No. 91 benefits. Residential loan officer commissions totaled $62,000 in the second quarter of 1999, as compared to $76,000 in the like period of 2000. SFAS No. 91 benefits, which are also affected by loan originations, dropped from $100,000 in the second quarter last year to $60,000 in the like period in year 2000.

The year-to-date results for residential lending are much the same as the second quarter. Pre-tax income is down 55.7%, from $842,000 in 1999 to $373,000 in 2000. Fee income is sharply off, which is partially ameliorated by a decline in operating expenses.

Non-interest income fell from $1,052,000 in the first six months of 1999 to $329,000 in the same period this year. Both the sale of servicing rights and loan originations are down significantly. Servicing sales have fallen 82% and loan originations for this business segment have decreased 56.9%.

Operating expenses declined from $1,142,000 in the first two quarters of 1999 to $905,000 this year. On a year-to-year comparison, loan officer commissions are down 35%, and the accrual for the staff performance bonus has fallen 66%. Partially offsetting the impact of those two items on operating costs was the loss of $188,000 in SFAS No. 91 benefits.

         Commercial Lending
         ------------------

Income before taxes for this business segment rose $641,000, or 37.6%, from $1,704,000 in the second quarter of 1999 to $2,344,000 in the like period of 2000. Net interest revenue grew $626,000, while operating expenses fell $67,000.

Net interest revenue benefited from a 20.2% increase in average assets. Average assets rose from $286.9 million in the second quarter of 1999 to $344.8 million this year. Also of importance to this business segment was the improvement in the net interest margin, which rose from 3.30% in the second quarter of 1999 to 3.53% in the like period of 2000. The favorable change in the net interest margin for this business line is related to the asset mix of its loan portfolio. Unlike the other two business segments, the assets for commercial lending repriced more rapidly than the funding sources.

Operating expenses declined 7.8% in the second quarter of 2000 as compared to the like quarter in 1999. Non-interest expenses dropped primarily because of lower staff performance bonus costs and a refund of B&O taxes.

The year-to-date trend parallels the second quarter. Income before federal income taxes has risen $1,256,000, or 38.5%, from $3,265,000 in 1999 to
$4,521,000 in year 2000. Net interest income is up 25.9% and operating costs are down 3%.

Net interest income jumped $1,243,000, from $4,793,000 in the first two quarters of 1999 to $6,036,000 in the same period in 2000. Average assets have grown 19.6% from $290,309,000 in 1999 to $347,180,000 this year.

Operating expenses year-to-date are down $51,000, from $1,663,000 in the first half of 1999 to $1,612,000 this year. Like the second quarter, a drop in the staff performance bonus and a refund in B&O taxes contributed materially to the decrease in operating costs.

FINANCIAL CONDITION
-------------------

Assets. At June 30, 2000, the Bank's assets were $611,758,000, an increase of 5.3% from $581,116,000 at December 31, 1999. The change in assets is principally the result of growth in the loan portfolio.

Loans. Loans receivable rose from $457,981,000 at year-end 1999 to $470,864,000, an increase of 2.8% in the first six months. Portfolio loan growth of only 2.8%, or 5.6% annualized, is disappointing. The Bank targets portfolio loan growth of 15.0% annually, and levels such as we have seen so far this year, which are substantially below that target, are particularly disruptive to the profit projections of the Bank. Residential loan originations have been affected by a lack of refinance activity, while commercial and business banking loans appear to be impacted by both rising rates and a more cautious outlook by commercial real estate borrowers regarding future projects.

The current forecasts for loan originations for the remainder of 2000 are not optimistic. The Bank anticipates that loan originations for third and fourth quarters of 2000 will be at or below the first half of this year.

Loans held for sale increased from $2,710,000 at year-end 1999 to $14,969,000 as of June 30, 2000. The rise in loans held for sale is attributable to several factors. First of all, routine volatility in mortgage-banking activity affects the total balances of loans held for sale. Secondly, construction lending for custom-built homes has picked up this year. Loan originations for custom homes totaled $8.0 million in the first half of last year as compared to $12.9 million in 2000. Because custom homes often take 6-12 months to build they remain on the Bank's balance sheet much longer than a typical mortgage-banking loan, which is usually shipped within 45 days of origination. A consequence of closing more custom loans this year has been a partial inflation of the loans held for sale asset.

The Bank classifies investment securities in one of the following categories: 1) trading, 2) available for sale, or 3) held to maturity. Securities classified as available for sale are reviewed regularly and any unrealized gains or losses are recorded in the shareholders' equity account. The balance of the unrealized loss, net of federal income taxes, was $669,000 at both June 30, 2000, and year-end 1999. Generally, falling interest rates will increase the amount recorded as unrealized gain, and rising rates will decrease any unrealized gains, as the market value of securities inversely adjusts to the change in interest rates.

Securities. Security investments declined $1.3 million, or 1.2%, from year-end 1999. The drop in securities is principally the result of normal loan prepayment activity, which occurs with mortgage-backed securities. In July 2000 the Bank converted $22.5 million of residential loans to securities. Not only is the Bank relieved of any future credit risk associated with those loans, it also gains a capital advantage in the calculation of the risk-adjusted capital ratio. In the determination of the risk-adjusted ratio, securities are risk-weighted at 20%, while residential loans are risk-weighted at 50%. At July 31, 2000, securities totaled $126.0 million, up from $104.1 million at June 30, 2000, and $105.4 million at December 1999.

Liabilities. Funds from deposits increased $38,801,000, or 9.7%, in the first six months of 2000. The Bank is pleased with the deposit growth in the first half, as deposits had generally declined throughout most of 1999. Deposit growth this year not only funded asset growth, it allowed the Bank to repay a portion of the FHLB borrowings that had been acquired to fund last year's asset growth.

The FHLB advances declined from $134,237,000 at year-end 1999 to $124,787,000 as of the end of the second quarter. As of June 30, 2000, the Bank had the capacity to borrow up to $245 million in FHLB advances, subject to sufficient collateral to support those advances.

         Asset Quality
         -------------

Provision and Reserve for Loan Losses. The Bank analyzes a number of factors in determining the provision for loan losses, such as current and historical economic conditions, non-accrual asset trends, and historical loan loss experience. The results of that analysis indicated the need for a provision of $100,000 in the second quarter of 2000.

Non-accrual assets rose sharply in the second quarter to $2.9 million, up from $352,000 at December 1999. In addition, real estate acquired through foreclosure now totals $537,000 as compared to less than $10,000 six months ago.

The composition of those non-accrual assets is as follows:

                                                                Amount
                                                               ----------
Commercial Real Estate Loan, Oregon                            $1,861,000
Four Residential  Loans, Puget Sound Area                         293,000
Residential Loan, Oregon Coast                                    221,000
Residential Real Estate (REO), Portland                           528,000
Other                                                              29,000
                                                               ----------
Total                                                          $2,932,000
                                                               ==========


The largest of the non-performing assets is the $1.9 million commercial real estate loan in Portland, Oregon. Subsequent to quarter-end June 2000, that loan was brought current by the borrower, and is no longer a non-performing asset.

The four loans in Puget Sound are builder loans and have a total loan balance of $293,000. These properties are only partially completed, and will require another $245,000 to finish. The Bank estimates that the value, net of closing and sales costs, of these homes when finished is about $610,000.

Another builder loan, for $221,000, is a residence on the Oregon Coast. The value of this property is only $145,000. However, a claim is pending with a title company to reimburse the Bank up to $75,000 for any losses sustained in the foreclosure.

The one property currently owned by the Bank is a residence with a balance of $528,000. This home is only partially finished, and the Bank has listed it for sale "as is" for $669,000.

In summary, although there was a sudden increase in non-performing assets in the second quarter, the Bank is optimistic that it can manage these assets within a reasonable degree of loss. Nevertheless, management believed that it was prudent to record a loan loss provision of

$100,000 in the second quarter, both in recognition of the increase in non-performing assets and the modest growth in portfolio loans.

         Liquidity and Capital Reserves
         ------------------------------

The net change in cash, as reported in the Statement of Cash Flows, increased by $5,145,000 in the first six months of 2000. The deposit flows for the first half of 2000 were strong, and the Bank was able to both fund its assets and pay down its FHLB borrowings.

The net cash flows from deposits were $38.8 million in the first half of 2000. That cash was principally used to fund the loan portfolio, which increased $25.0 million since year-end 1999, and to reduce FHLB advances, which dropped $9.5 million.

The Bank's long-term liquidity objective is to fund growth through consumer deposits. Whenever that source is inadequate to meet the Bank's asset growth requirements, FHLB advances are normally accessed. The current ratio of FHLB advances to assets is 20.4%, which is below the Bank's credit limit of 40% of assets. Other sources of liquidity include the sale of loans into the secondary market, net income after the payment of dividends, and reverse repurchase agreement credit lines of $82,000,000.

On October 28, 1999, the Company announced a stock repurchase program for up to 225,000 shares, or approximately 5%, of the Company's outstanding common stock. Shares purchased to date total 18,500, of which 10,000 were acquired in the first quarter of this year. No purchases were made in the second quarter.

The FDIC's statutory framework for capital requirements establishes five categories of capital strength, ranging from a high of well capitalized to a low of critically under-capitalized. An institution's category depends upon its capital level in relation to relevant capital measures, including a risk-based capital measure, a leverage capital measure, and certain other factors. At June 30, 2000, the Bank exceeded the capital levels required to meet the definition of a well-capitalized institution:

                                                                                               To be categorized as well
                                                                         For capital            capitalized under prompt
                                                  Actual               adequacy minimum       corrective action provisions
                                                  ------               ----------------       ----------------------------
Total capital (to risk-weighted assets):
    First Mutual Bancshares, Inc.                 11.36%                    8.00%                         N/A
    First Mutual Bank                             11.39                     8.00                          10.00%

Tier I capital (to risk-weighted assets):
    First Mutual Bancshares, Inc.                 10.11                     4.00                          N/A
    First Mutual Bank                             10.14                     4.00                           6.00

Tier I capital (to average assets):
    First Mutual Bancshares, Inc.                  7.11                     4.00                          N/A
    First Mutual Bank                              7.13                     4.00                           5.00


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's profitability is dependent to a large extent on its net interest income, which is the difference between the interest received from its interest-earning assets and the interest expense incurred on its interest-bearing liabilities. The Company's objectives in its asset/liability management are to utilize its capital effectively, to provide adequate liquidity, and to enhance net interest income, without taking undue risks subjecting the Company unduly to interest rate fluctuations.

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

Certain shortcomings are inherent in gap analysis. For example, some assets and liabilities may have similar maturities or repricing characteristics, but they may react differently to changes in market rates. Certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Due to the restrictions of the gap analysis, these features are not taken into consideration. Additionally, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the one-year gap calculation. As a result, the Company utilizes the gap report as a complement to its income simulation model.

The Company utilizes an income simulation model that calculates the result of a 100, 200, 300, etc. basis point shock in regards to the net interest income as well as the effect on the net portfolio value of the Company. The model incorporates beginning of the period rate, balance, and maturity data, using various levels of aggregation of that data, as well as certain assumptions concerning the maturity, repricing, amortization, and prepayment characteristics of loans and other interest-earning assets and the repricing withdrawal of deposits and other interest-bearing liabilities. The Company updates and prepares simulation modeling monthly for review by ALCO (Asset Liability Committee), senior management, and the Board of Directors. The Company believes that the data and assumptions are realistic representations of its portfolio and possible outcomes under the various interest rate scenarios. Nonetheless, the interest rate sensitivity of the Company's net interest income and net market value of equity could vary substantially if different assumptions were used or if actual experience differs from the assumptions used.

The Company's income simulation model results and its gap analysis results for the periods ending June 30, 2000, and December 31, 1999, are presented below. The results of both models indicate that in a rising rate environment the net interest income of the Company would decrease, and in periods of falling interest rates the net interest income would increase, indicating that the Company is liability sensitive or negatively gapped.

                          RATE SHOCK ESTIMATES
                   Net Interest Income and Market Value
                              June 30, 2000

                         June 30, 2000         December 31, 1999
                       Percentage Change       Percentage Change
                      --------------------   ----------------------
       Immediate         Net        Net        Net           Net
       Change in      Interest    Market     Interest       Market
     Interest Rates    Income      Value      Income        Value
-------------------------------------------------------------------
          +400           (13) %     (43) %     (15) %        (49) %
          +300           (10)       (32)       (11)          (38)
          +200            (6)       (21)        (8)          (26)
          +100            (2)       (10)        (4)          (14)
          -100             1          6          1             5
          -200             1         10         --             8
          -300             0         10         (2)            6
          -400            (1)         8         (4)            2
-------------------------------------------------------------------

                                   One-Year Interest Rate Sensitive GAP
                                   ------------------------------------

                                  June 30, 2000          December 31, 1999
                                  -------------          -----------------

One-year repricing assets          $367,657,876            $333,124,176
One-year repricing liabilities      438,288,866             422,095,639
   One-year gap                    ( 70,630,990)            (88,971,463)
                                   ------------            ------------
   Total assets                    $611,757,994            $581,116,306
                                   ============            ============

Interest rate sensitivity gap as a
   percent of assets                      (11.6)%                 (15.3)%

The rate shock results for June 30, 2000, indicate that if rates were to immediately rise 200 basis points, the Company's net interest income would decrease by 6%. Conversely, if rates were to immediately fall 200 basis points, the Company's net interest income would increase 1%. In addition, with the same rise and fall in rates the Company's net market value would decrease 21% with a 200 basis point rise and increase 10% with a 200 basis point decrease in market interest rates.

In the second quarter the Bank focused on reducing its one-year negative gap position from first-quarter levels. The results of these efforts have effectively aligned the one-year repricing/maturing gap to the Company's targeted position. It is from this level that the Bank can optimally manage its net interest margin in the current interest rate environment. Therefore, having achieved its goal, the Company will now change its strategic efforts to focus on maintaining the current position. At this time that strategy will be to replace maturing FHLB borrowings with two and three year borrowings. The Company will continue to review the gap position to measure and manage the effectiveness of the new plan.

The sensitivity analysis does not represent a forecast for the Company. There are numerous assumptions inherent in the simulation model as well as the gap report. Some of these assumptions include the nature and timing of interest rate levels, including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/replacement of asset and liability cash flows. Customer preferences, and competitor and economic influences, are impossible to predict; therefore, the Company cannot make any assurances as to the outcome of these analyses.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

First Mutual Bancshares, Inc. has certain litigations and negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters is likely to have a material adverse effect on the Company's financial position.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         The Annual Meeting of Shareholders of First Mutual Bancshares, Inc. was held on April 27, 2000. The results of votes on the matters presented at the Meeting are as follows:

         1. The following individuals were elected as directors for the terms noted:

Director                       Votes For        Votes Withheld         Term
--------                       ---------        --------------         ----

Janine Florence                4,317,432            94,675            1 year
F. Kemper Freeman, Jr.         4,315,646            96,461            1 year
Victor E. Parker               4,316,987            95,120            1 year
Mary Case Dunnam               4,313,375            98,732            2 years
George W. Rowley, Jr.          4,317,020            95,087            2 years
John R. Valaas                 4,263,481           148,626            2 years
H. Scott Wallace               4,315,246            96,861            2 years
James J. Doud, Jr.             4,317,432            94,675            3 years
Richard S. Sprague             4,316,437            95,670            3 years
Robert C. Wallace              4,315,236            96,871            3 years

         2. The proposal to adopt and approve the First Mutual Bancshares, Inc. 2000 Stock Option and Incentive Plan was adopted, with the following voting results noted:

     Number of Shares           Number of Shares          Number of Shares
          FOR                       AGAINST                   ABSTAINING
          ---                       -------                   ----------

       3,248,410                    536,753                     32,710

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  See exhibit 27 - Financial Data Schedule
     b.  During the quarter, the Company did not file any report on Form 8-K.

FORWARD-LOOKING STATEMENTS DISCLAIMER
-------------------------------------

In this Form 10-Q, First Mutual Bancshares, Inc. has included certain "forward-looking statements" concerning its future operations. It is the Company's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all forward-looking statements contained in this Form 10-Q. Sentences containing words such as "may," "will," "expect," "anticipate," "believe," "estimate," "optimistic," "hopeful," "should," "projected," or similar words may constitute forward-looking statements. Although the Company believes that the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business and operations, it is possible that actual results may differ materially from these expectations. Factors which could affect actual results include interest rate trends, the general state of the economy in the Company's market area and the country as a whole, the impact of competitive products, services and pricing, the ability of the Company to control costs and expenses, loan delinquency rates, and legislative, regulatory and accounting changes affecting the banking and financial services industry. These risks and uncertainties should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. The Company and the Bank disclaim any obligations publicly to announce future events or developments which affect the forward-looking statements herein.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2000                    FIRST MUTUAL BANCSHARES, INC.



                                         /s/ John R. Valaas
                                         ---------------------------------------
                                         John R. Valaas
                                         President and Chief Executive Officer




                                         /s/ Roger A. Mandery
                                         ---------------------------------------
                                         Roger A. Mandery
                                         Executive Vice President
                                         (Principal Financial Officer)