Form 10-Q
period 2000-09-30
FIRST MUTUAL BANCSHARES INC
filed 2000-11-14
CIK 1098337

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2000

or

/ /	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from                to

Commission File Number 005-57091

FIRST MUTUAL BANCSHARES, INC.

(Exact name of bank as specified in charter)

WASHINGTON (State of incorporation)	91-2005970 (I.R.S. Employer Identification Number)
400 108th Avenue N.E., Bellevue, WA (Address of principal office)	98004 (Zip code)

Registrant's telephone number, including area code: (425) 453-5301

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),

 Yes /x/              No / /

    and (2) has been subject to such filing requirements for the past 90 days.

 Yes /x/              No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 13, 2000: 4,671,286

FIRST MUTUAL BANCSHARES, INC.
QUARTERLY REPORT ON FORM 10-Q
SEPTEMBER 30, 2000
TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    In the opinion of management, the accompanying consolidated statements of financial condition and related interim consolidated statements of income, and cash flows reflect all adjustments (which include reclassifications and normal recurring adjustments) that are necessary for a fair presentation in conformity with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the financial statements.

    Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation. All significant intercompany transactions and balances have been eliminated.

    The information included in this Form 10-Q should be read in conjunction with First Mutual Bancshares, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year.

    Consolidated Financial Statements of the Company begin on page 3.

FIRST MUTUAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30 2000	December 31 1999
	(Unaudited)
ASSETS:
CASH AND CASH EQUIVALENTS:
Interest-earning deposits	$265,349	$14,993
Noninterest-earning demand deposits and cash on hand	4,008,578	3,850,002

	4,273,927	3,864,995
MORTGAGE-BACKED AND OTHER SECURITIES AVAILABLE FOR SALE	38,177,019	17,374,784
LOANS RECEIVABLE, HELD FOR SALE	19,571,967	2,709,750
MORTGAGE-BACKED AND OTHER SECURITIES HELD TO MATURITY	86,296,278	88,056,338
LOANS RECEIVABLE	464,597,212	457,980,649
RESERVE FOR LOAN LOSSES	(6,529,845)	(6,309,268)

LOANS RECEIVABLE, net	458,067,367	451,671,381
ACCRUED INTEREST RECEIVABLE	4,548,108	3,840,911
REAL ESTATE HELD FOR SALE	894,574	—
LAND, BUILDINGS AND EQUIPMENT, net	7,423,821	5,527,024
FEDERAL HOME LOAN BANK (FHLB) STOCK, at cost	7,624,900	7,020,400
MORTGAGE SERVICING RIGHTS	173,864	110,341
OTHER ASSETS	1,383,002	940,383

TOTAL	$628,434,827	$581,116,306

	September 30 2000	December 31 1999
	(Unaudited)
LIABILITIES:
Deposits:
Investor custodial checking	$3,502,782	$3,216,280
Money market deposit and checking accounts	98,687,018	96,623,844
Regular savings	8,959,310	11,018,069
Time deposits	341,075,872	289,315,897

Total deposits	452,224,982	400,174,090
Drafts payable	1,632,857	1,381,374
Accounts payable and other liabilities	3,146,800	4,147,946
Advance payments by borrowers for taxes and insurance	2,691,540	1,589,312
FHLB advances	124,776,725	134,236,925
Other advances	250,000	250,000

Total liabilities	584,722,904	541,779,647
STOCKHOLDERS' EQUITY:
Common stock, $1 par value—Authorized, 10,000,000 shares
Issued and outstanding, 4,671,286 and 4,672,636 shares, respectively	4,671,286	4,672,636
Additional paid-in capital	31,118,545	31,116,359
Employee Stock Ownership Plan Debt	(113,689)	(310,739)
Retained earnings	8,717,771	4,527,356
Accumulated other comprehensive income (loss):
Unrealized (loss) on securities available for sale, net of federal income tax	(681,990)	(668,953)

Total stockholders' equity	43,711,923	39,336,659

TOTAL	$628,434,827	$581,116,306

FIRST MUTUAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Quarters ended September 30		Nine Months ended September 30
	2000	1999	2000	1999
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Loans Receivable	$11,058,397	$8,936,776	$32,017,990	$25,873,836
Interest on AFS Securities	654,560	300,216	1,230,992	933,857
Interest on HTM Securities	1,342,219	1,349,848	3,987,769	3,858,566
Interest Other	159,980	102,004	421,148	305,653

	13,215,156	10,688,844	37,657,899	30,971,912
INTEREST EXPENSE:
Deposits	6,101,883	4,618,023	16,627,084	13,883,218
FHLB advances and other	1,921,329	1,239,176	5,706,009	3,033,717

	8,023,212	5,857,199	22,333,093	16,916,935

Net interest income before provision for loan losses	5,191,944	4,831,645	15,324,806	14,054,977
PROVISION FOR LOAN LOSSES	50,000	250,000	280,000	685,000

Net interest income, after provision for loan losses	5,141,944	4,581,645	15,044,806	13,369,977
OTHER OPERATING INCOME (EXPENSE):
Gain (Loss) on sales of loans	(84,909)	557,780	43,480	1,334,169
Servicing fees, net of amortization	107,436	124,373	445,683	353,737
Fees on deposits	57,945	84,519	211,022	245,716
Other	176,191	157,276	518,437	558,540

Total other operating income	256,663	923,948	1,218,622	2,492,162
BALANCE, carried forward	5,398,607	5,505,593	16,263,428	15,862,139

	Quarters ended September 30		Nine Months ended September 30
	2000	1999	2000	1999
	(Unaudited)		(Unaudited)
BALANCE, brought forward	$5,398,607	$5,505,593	$16,263,428	$15,862,139
OPERATING EXPENSES:
Salaries and employee benefits	1,594,756	2,074,784	5,211,734	5,704,940
Occupancy	460,885	382,593	1,310,961	1,071,793
Other	804,513	706,171	2,265,591	2,355,759

Total other operating expenses	2,860,154	3,163,548	8,788,286	9,132,492

Income before federal income taxes	2,538,453	2,342,045	7,475,142	6,729,647
FEDERAL INCOME TAXES	858,837	794,600	2,532,504	2,282,987

NET INCOME	$1,679,616	$1,547,445	$4,942,638	$4,446,660

PER SHARE DATA:
BASIC EARNINGS PER COMMON SHARE	$0.36	$0.33	$1.06	$0.95

EARNINGS PER COMMON SHARE—ASSUMING DILUTION	$0.35	$0.32	$1.04	$0.93

WEIGHTED AVERAGE SHARES OUTSTANDING	4,671,286	4,679,239	4,670,569	4,674,441

WEIGHTED AVERAGE SHARES OUTSTANDING INCLUDING DILUTIVE STOCK OPTIONS	4,734,309	4,759,307	4,734,208	4,760,429

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common stock				Employee stock ownership plan debt
			Additional paid-in capital	Retained earnings		Accumulated Comprehensive Income(loss)(2)
	Shares	Amount					Total
BALANCE, January 31, 1998	4,125,227	$4,125,227	$24,882,773	$2,520,178	$(871,570)	$(4,780)	$30,651,828
Options exercised, including tax benefit of $545,675	122,048	122,048	965,908				1,087,956
Repayment of employee stock ownership plan debt					267,832		267,832
Cash dividends declared ($.60 per share)(1)				(2,546,154)			(2,546,154)
Comprehensive income:
Net income				5,207,696			5,207,696
Other comprehensive income(loss)—Change in unrealized losses on securities available for sale, net of federal income tax						(7,205)	(7,205)

Total Comprehensive income (loss)				5,207,696		(7,205)	5,200,491

BALANCE, December 31, 1998	4,247,275	$4,247,275	$25,848,681	$5,181,720	$(603,738)	$(11,985)	$34,661,953
Options exercised, including tax benefit of $13,038	9,378	9,378	48,701				58,079
10% stock dividend	424,483	424,483	5,252,977	(5,677,460)			—
Retirement of shares repurchased	(8,500)	(8,500)	(34,000)	(60,031)			(102,531)
Repayment of employee stock ownership plan debt					292,999		292,999
Cash dividends declared ($.20 per share)(1)				(917,221)			(917,221)
Comprehensive income:
Net income				6,000,348			6,000,348
Other comprehensive income(loss)—Change in unrealized losses on securities available for sale, net of federal income tax						(656,968)	(656,968)

Total Comprehensive income (loss)				6,000,348		(656,968)	5,343,380

BALANCE, December 31, 1999	4,672,636	$4,672,636	$31,116,359	$4,527,356	$(310,739)	$(668,953)	$39,336,659

Options exercised, including tax benefit of $6,431	8,650	8,650	42,186				50,836
Retirement of shares repurchased	(10,000)	(10,000)	(40,000)	(51,874)			(101,874)
Repayment of employee stock ownership plan debt					197,050		197,050
Cash dividends declared ($.15 per share)(1)				(700,349)			(700,349)
Comprehensive income:
Net income				4,942,638			4,942,638
Other comprehensive income(loss)—Change in unrealized losses on securities available for sale, net of federal income tax						(13,037)	(13,037)

Total Comprehensive income (loss)				4,942,638		(13,037)	4,929,601

BALANCE, September 30, 2000	4,671,286	$4,671,286	$31,118,545	$8,717,771	$(113,689)	$(681,990)	$43,711,923

(1)
Cash dividends declared divided by weighted average shares outstanding of 4,670,207 in 2000 and 4,675,654 in 1999 and 4,215,764 in 1998.
(2)
Income tax benefit netted against accumulated comprehensive losses were $351,328, $344,612, and $6,174 for the periods ended September 30, 2000, December 31, 1999 and 1998, respectively.

FIRST MUTUAL BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30
	2000	1999
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$4,942,638	$4,446,660
Adjustments to reconcile net cash provided (used) by operating activities:
Provision for loan losses	280,000	685,000
Depreciation and amortization	581,712	431,514
Deferred loan origination fees, net of accretion	(328,709)	(43,018)
Amortization of mortgage servicing rights	54,732	128,378
Gain on sales of loans	(51,893)	(1,395,183)
Gain on sale of repossessed real estate	—	(17,029)
FHLB stock dividends	(358,554)	(275,300)
Cash provided (used) by changes in operating assets and liabilities:
Loans receivable held for sale	(16,862,217)	11,885,996
Accrued interest receivable	(707,197)	(286,649)
Other assets	(972,270)	(621,744)
Drafts payable	251,483	(3,468,794)
Accounts payable and other liabilities	(1,000,654)	(127,002)
Federal income taxes	(364,923)	—
Advance payments by borrowers for taxes and insurance	1,102,228	1,010,338

Net cash provided (used) by operating activities	(13,433,624)	12,353,167
INVESTING ACTIVITIES:
Loan originations	(111,786,815)	(147,263,447)
Loan principal repayments	73,970,955	98,035,330
Increase in undisbursed loan proceeds	8,943,006	2,235,460
Principal repayments & redemptions on mortgage-backed and other securities	7,506,755	14,617,287
Purchase of mortgage-backed and other securities held to maturity	(4,500,000)	(39,717,343)
Purchases of premises and equipment	(2,460,608)	(440,986)
Purchase of FHLB stock	(245,946)	—
Proceeds from sale of Loans	385,777	1,843,672
Proceeds from sale of Real Estate Held for Sale	—	119,738

Net cash (used) by investing activities, carried forward	(28,186,876)	(70,570,289)

	Nine months ended September 30
	2000	1999
	(Unaudited)
BALANCE, net cash provided (used) by investing activities, brought forward	$(28,186,876)	$(70,570,289)
FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts	35,551,405	(22,483,234)
Interest credited to deposit accounts	16,499,487	14,040,711
Proceeds from advances	496,574,175	318,751,375
Repayment of advances	(506,034,375)	(251,207,000)
Dividends paid	(700,841)	(2,360,484)
Proceeds from exercise of stock options	44,405	45,041
Repurchase of common stock	(101,874)	—
Repayment of Employee Stock Ownership Plan Debt	197,050	277,807

Net cash provided by financing activities	42,029,432	57,064,216

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	408,932	(1,152,906)
CASH:
Beginning of year	3,864,995	5,529,145

End of quarter	$4,273,927	$4,376,239

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Loans originated for mortgage banking activities	$50,611,688	$89,410,934
Loans originated for investment activities	111,786,815	147,263,447

Total loans originated for mortgage banking activities and investment activities	$162,398,503	$236,674,381

Proceeds from sales of loans held for sale	$33,749,471	$101,296,930

Cash paid during nine months ended September 30
Interest	$22,209,206	$16,807,092

Income taxes	$2,884,280	$2,660,155

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:
Loans securitized into securities available for sale	$22,550,393	$—
Loans transferred to real estate held for sale, net	$894,574	$—

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

    In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 137 entitled, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of SFAS Statement No. 133. The statement amends SFAS No. 133 to defer its effective date to all fiscal quarters for all fiscal years beginning after June 15, 2000. The Bank will implement this statement on January 1, 2001. The impact of the adoption of the provisions of this statement on the results of operations or financial condition has not yet been determined.

Note 2.

Mortgage-Backed and Other Securities Available for Sale

    The amortized cost and estimated fair value of securities available for sale at September 30, 2000 and December 31, 1999 is summarized as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
September 30, 2000:
FHLMC securities	$422,004	$10,374	$—	$432,378
FNMA securities	37,026,278	103,994	1,065,674	36,064,598
GNMA securities	1,757,018	—	76,975	1,680,043

	$39,205,300	$114,368	$1,142,649	$38,177,019

December 31, 1999:
FHLMC securities	$427,499	$7,216	$—	$434,715
FNMA securities	16,077,307	43,566	933,028	15,187,845
GNMA securities	1,869,018	—	116,794	1,752,224

	$18,373,824	$50,782	$1,049,822	$17,374,784

Note 3.

Mortgage-Backed and Other Securities Held to Maturity

    The amortized cost and estimated fair value of mortgage-backed and other securities is summarized as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
September 30, 2000:
FNMA certificates	$33,936,088	$182,320	$1,022,908	$33,095,500
FHLMC certificates	1,649,173	22,151	—	1,671,324
U.S. Government Agency securities	46,662,301	27,375	875,817	45,813,859
Merrill Lynch corporate bond	2,525,806	—	72,356	2,453,450
Municipal bonds	1,122,593	—	71,787	1,050,806
REMICS	400,317	1,474	835	400,956

	$86,296,278	$233,320	$2,043,703	$84,485,895

December 31, 1999:
FNMA certificates	$39,827,759	$149,563	$1,389,648	$38,587,674
FHLMC certificates	1,792,237	18,780	—	1,811,017
U.S. Government Agency securities	42,652,659	44,178	1,250,503	41,446,334
Merrill Lynch corporate bond	2,534,010	—	111,285	2,422,725
Municipal bonds	625,395	—	84,965	540,430
REMICS	624,278	7,194	—	631,472

	$88,056,338	$219,715	$2,836,401	$85,439,652

Note 4.

Nonperforming Assets

    The Company had nonperforming assets as follows.

	September 30, 2000	December 31, 1999
Nonperforming loans	$831,025	$342,579
Real Estate and Repossessed Assets Held for Sale	904,187	9,613

Totals	$1,735,212	$352,192

    At September 30, 2000 and December 31, 1999, the Bank had no impaired loans as defined under Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan."

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

    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for quarters and years ending September 30, 2000 and September 30, 1999:

	Income (numerator)	Shares (denominator)	Per share amount
Quarter ended September 30, 2000
Basic EPS:
Income available to common shareholders	$1,679,616	4,671,286	$0.36

Effect of dilutive stock options	—	63,023

Diluted EPS:
Income available to common shareholders plus assumed stock options exercised	$1,679,616	4,734,309	$0.35

Year ended September 30, 2000
Basic EPS:
Income available to common shareholders	$4,942,638	4,670,569	$1.06

Effect of dilutive stock options	—	63,639

Diluted EPS:
Income available to common shareholders plus assumed stock options exercised	$4,942,638	4,734,208	$1.04

Quarter ended September 30, 1999
Basic EPS:
Income available to common shareholders	$1,547,445	4,679,239	$0.33

Effect of dilutive stock options	—	80,068

Diluted EPS:
Income available to common shareholders plus assumed stock options exercised	$1,547,445	4,759,307	$0.32

Year ended September 30, 1999
Basic EPS:
Income available to common shareholders	$4,446,660	4,674,441	$0.95

Effect of dilutive stock options	—	85,988

Diluted EPS:
Income available to common shareholders plus assumed stock options exercised	$4,446,660	4,760,429	$0.93

Note 6.

	Third Quarter 2000 vs Third Quarter 1999 Increase (Decrease) Due To			Nine Months Ended September 30, 2000 vs Nine Months Ended September 30, 1999 Increase (Decrease) Due To
Rate Volume Analysis (Dollars in thousands)	Volume	Rate	Total Change	Volume	Rate	Total Change
INTEREST INCOME
Investments:
Available for sale securities	$330	$25	$355	$247	$51	$298
Held to maturity securities	(64)	56	(8)	172	(43)	129
Other equity investments	94	(36)	58	184	(68)	116

Total investments	360	45	405	603	(60)	543
Loans:
Residential	63	(54)	9	384	106	490
Residential construction	144	25	169	301	192	493
Multifamily	497	268	765	1,833	489	2,322
Multifamily construction	132	159	291	281	245	526
Commercial real estate and Business	398	193	591	1,166	342	1,508
Commercial real estate construction	35	(39)	(4)	112	(65)	47
Consumer & Other	243	58	301	629	129	758

Total loans	1,512	610	2,122	4,706	1,438	6,144

Total interest income	1,872	655	2,527	5,309	1,378	6,687
INTEREST EXPENSE
Deposits:
Money market deposit and checking	(80)	(6)	(86)	(193)	60	(133)
Regular savings	(17)	(16)	(33)	(34)	(49)	(83)
Time deposits	786	817	1,603	1,537	1,424	2,961

Total deposits	689	795	1,484	1,310	1,435	2,745
FHLB advances and other	319	363	682	1,705	967	2,672

Total interest expense	1,008	1,158	2,166	3,015	2,402	5,417
Net interest income	$864	$(503)	$361	$2,294	$(1,024)	$1,270

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

    Financial information for the Company's segments is shown below for 2000, 1999 and 1998:

		Consumer Banking	Residential Lending	Commercial Lending	Totals
Quarter ended September 30:
Revenues from external customers	2000	$3,012,598	$1,527,334	$8,498,624	$13,038,556
	1999	2,310,595	2,244,001	6,834,970	11,389,566
	1998	1,636,586	2,565,414	6,264,749	10,466,749
Revenues from other segments	2000	5,004,410	76,437	481,968	5,562,815
	1999	4,256,010	72,441	413,991	4,742,442
	1998	5,344,132	99,671	375,080	5,818,883
Total Revenues	2000	8,017,008	1,603,771	8,980,592	18,601,371
	1999	6,566,605	2,316,442	7,248,961	16,132,008
	1998	6,980,718	2,665,085	6,639,829	16,285,632
Net interest revenue	2000	1,425,058	459,412	3,347,019	5,231,489
	1999	1,585,371	399,706	2,630,793	4,615,870
	1998	1,588,940	544,683	2,388,215	4,521,838
Income before federal income taxes	2000	61,689	100,179	2,665,380	2,827,248
	1999	108,638	507,459	1,839,396	2,455,493
	1998	435,837	497,470	1,700,493	2,633,800
		Consumer Banking	Residential Lending	Commercial Lending	Totals
Year-to-Date ended September 30:
Revenues from external customers	2000	8,142,072	5,569,153	24,164,030	37,875,255
	1999	6,686,067	6,546,361	19,568,719	32,801,147
	1998	4,702,957	8,480,841	17,908,002	31,091,800
Revenues from other segments	2000	14,347,232	252,257	1,378,779	15,978,268
	1999	13,011,876	222,429	1,193,479	14,427,784
	1998	15,989,035	337,969	1,104,631	17,431,635
Total Revenues	2000	22,489,304	5,821,410	25,542,809	53,853,523
	1999	19,697,943	6,768,790	20,762,198	47,228,931
	1998	20,691,992	8,818,810	19,012,633	48,523,435
Net interest revenue	2000	4,465,677	1,409,244	9,382,879	15,257,800
	1999	4,803,119	1,332,725	7,423,836	13,559,680
	1998	4,912,191	1,547,724	6,463,125	12,923,040
Income before federal income taxes	2000	422,251	473,508	7,186,611	8,082,370
	1999	606,479	1,349,729	5,104,700	7,060,908
	1998	1,316,623	1,669,869	4,433,542	7,420,034
Total assets as of September 30:	2000	461,962,775	90,233,841	374,542,435	926,739,051
	1999	411,571,160	98,177,125	315,886,644	825,634,929
	1998	402,153,081	109,895,075	267,723,456	779,771,612

    Reconciliations of segment data to the Company consolidated financial statements are shown in the table below. The amounts for the segments will differ from the actual consolidated financial statements due to a funds transfer pricing mechanism that uses internal, proxy market interest rates, and also, various methods for allocating costs.

	Quarter Ended 2000	Year-to-Date Ended 2000	Quarter Ended 1999	Year-to-Date Ended 1999	Quarter Ended 1998	Year-to-Date Ended 1998
Total revenues for September 30:
Segment total revenues	$18,601,371	$53,853,523	$16,132,008	$47,228,931	$16,284,936	$48,523,435
Back out or add back:
Revenues from other segments	(5,562,815)	(15,978,268)	(4,742,442)	(14,427,784)	(5,818,883)	(17,431,635)
Revenues from administrative departments netted against overhead costs and reallocated as net costs	433,262	1,001,266	223,225	662,927	276,037	714,837

Consolidated total revenues	$13,471,818	$38,876,521	$11,612,791	$33,464,074	$10,742,090	$31,806,637
Net interest revenue for September 30:
Segment net interest revenue	$5,231,489	$15,257,800	$4,615,870	$13,559,680	$4,521,142	$12,923,040
Back out or add back:
Difference between actual interest expense and intersegment funding allocation	(367,798)	(538,856)	40,687	(9,834)	(280,276)	(495,175)
Interest revenues of administrative departments netted against overhead costs and reallocated as net costs	328,252	605,862	175,087	505,131	219,696	542,165

Consolidated net interest revenue	$5,191,943	$15,324,806	$4,831,644	$14,054,977	$4,460,562	$12,970,030
Income before federal income taxes for September 30:
Segment pre-tax income	$2,827,248	$8,082,370	$2,455,493	$7,060,908	$2,633,104	$7,420,034
Back out or add back:
Unallocated loan losses	(50,000)	(280,000)	(250,000)	(685,000)	(385,433)	(585,433)
Unallocated net expenses of administrative departments	—	—	—	—	—	(789,582)
Difference between actual total funding cost and total intersegment funding allocation	(238,795)	(327,228)	136,552	353,740	(210,320)	(193,060)

Consolidated pre-tax income	$2,538,453	$7,475,142	$2,342,045	$6,729,648	$2,037,351	$5,851,959
Total assets as of September 30:
Segment total assets		$926,739,051		825,634,929		779,771,612
Back out or add back:
Inferred intersegment interest earning assets on branch deposits		(296,817,214)		(277,588,741)		(306,241,438)
Unallocated reserve for loan loss		(6,470,422)		(6,220,843)		(5,404,431)
Unallocated nonearning assets of administrative departments		4,983,412		5,998,936		5,965,922

Consolidated total assets		$628,434,827		$547,824,281		$474,091,665

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    First Mutual Bancshares, Inc. (the "Company"), a Washington corporation, is a financial holding company primarily engaged in the business of planning, directing, and coordinating the activities of its wholly-owned subsidiary, First Mutual Bank.

    First Mutual Bank (the "Bank") is a Washington-chartered savings bank subject to regulation by the State of Washington Department of Financial Institutions and the Federal Deposit Insurance Corporation ("FDIC"). The Bank conducts business from its headquarters in Bellevue, Washington, and has ten full-service facilities located in Bellevue (3), Kirkland, Redmond, Seattle (2), Issaquah, Bellingham, and Monroe, Washington, and has two income property loan production offices located in Salem, Oregon, and Tacoma, Washington. The Bank's business consists mainly of attracting deposits from the general public as well as wholesale funding sources, and investing those funds primarily in real estate loans, small and mid-sized business loans, and consumer loans. In addition to portfolio lending, the Bank conducts a mortgage banking operation.

RESULTS OF OPERATIONS

  Net Interest Income

    Net interest income increased $360,000, or 7.5%, in the third quarter of 2000 as contrasted with the same quarter in 1999. The net interest margin for the quarter was 3.44%, which compares to 3.41%, 3.52%, 3.61%, and 3.69% for the quarters ended June 30, 2000, March 31, 2000, December 31, 1999, and September 30, 1999, respectively.

    Net interest income improved principally as a result of an increase in earning assets, which contributed $864,000 in the third quarter. Offsetting the benefit from greater-earning assets, which grew from $533,542,000 at September 30, 1999, to $610,003,000 at quarter-end September 2000, was the negative impact of $503,000 from a change in interest rates.

    The unfavorable change in interest rates is primarily due to the fact that our liabilities repriced more quickly than our assets. The cost ratio of our interest-bearing liabilities (interest expense/average earning assets) rose 85 basis points to 5.32% for the third quarter of 2000 from 4.47% for the same period a year ago. By comparison our ratio for return on assets (interest income/average earning assets) only increased 60 basis points from 8.16% in 1999 to 8.76% this year.

    In general, interest rates have risen rapidly over the past year. For example, the one-year Treasury rate has increased from 5.45% at September 30, 1999, to 6.28% in September of this year, or 83 basis points. The Bank's net interest margin was affected by this rise in interest rates because of its negative mismatch of assets and liabilities. First Mutual's "gap," or mismatch between one-year assets and liabilities, was a negative 15.3% at year-end 1999, meaning that more liabilities would reprice in the next 12 months than assets. By March 31, 2000, that gap had widened further to a negative 23.5%, and then rebounded back to a negative 11.6% last quarter. The current gap position is a positive 2.7%, which indicates that slightly more assets will reprice in the next year than liabilities. Please see "—ITEM 3. Quantitative and Qualitative Disclosures about Market Risk" on page 27 for a more complete discussion regarding the impact interest rates may have on the Bank's net interest income.

    Over the past year, the Bank has increased its attention to gap management. Included in the Bank's plan was an emphasis on acquiring assets with one-year repricing characteristics and extending the repricing of liabilities beyond the one-year time frame. This strategy proved successful over the last few months as can be seen by the change in the Bank's gap position. In addition, a new forecast report related to the Bank's gap is now compiled and reviewed monthly. The forecast is a projection of the

Bank's one-year gap position for the upcoming two calendar quarters. It incorporates assumptions from the overall Bank forecast as well as strategies adopted in the Bank's monthly Asset and Liability Committee meetings. The gap forecast provides management and the Board of Directors the ability to assess and weigh the impact and effectiveness of current asset and liability strategies as they relate to the Bank's balance sheet. Presently, the forecasted one-year gap position is well within the Bank's policy limits of -20% to +10%.

    Net interest income year-to-date 2000, after provision for loan losses, rose $1,675,000, or 12.5%, over the comparable period in 1999. Like the third quarter, the improvement in net interest income was the result of a growth in earning assets. Greater earning assets contributed $2,294,000, which was partially offset by an unfavorable variance of $1,024,000 in interest rates. See Note 6 for further information regarding volume and rate relationships affecting net interest income.

  Other Operating Income

    Other operating income consisted of the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2000	1999	2000	1999
Sale of Servicing Rights	$86,000	$419,000	$189,000	$1,441,000
Secondary Market Fees	(224,000)	115,000	(332,000)	(359,000)
Mortgage Servicing Rights	53,000	24,000	186,000	252,000

Gain on Sale of Loans	(85,000)	558,000	43,000	1,334,000

Servicing Fees	107,000	124,000	446,000	354,000
Broker Fees—Loans	14,000	57,000	90,000	188,000
Late Charges—Loans	30,000	16,000	68,000	53,000
Prepayment & Extension Fees	29,000	33,000	95,000	147,000
TransAlliance Limited Partner	39,000	0	83,000	0
Other Income	65,000	51,000	183,000	170,000
NSF Fee Income	36,000	40,000	118,000	104,000
Other Deposits Fees	22,000	45,000	93,000	142,000

Total	$257,000	$924,000	$1,219,000	$2,492,000

    Non-interest income declined from $924,000 in the third quarter of 1999 to $257,000 this year. Most of that decline is due to a drop in the gain on sale of loans, which plunged from $558,000 in 1999 to a loss of $85,000 in the same quarter of 2000. The fall in income is largely a combination of a $333,000 drop in the sale of servicing rights and a $339,000 adverse swing in secondary market fees both of which were partially offset by a $29,000 increase in mortgage servicing rights.

    Year-to-date, non-interest income has declined $1.3 million, as compared to the first nine months of 1999. Like the third quarter, the decrease is mainly attributable to the decline in gain on sale of loans, which dropped from $1,334,000 in the first nine months in 1999 to $43,000 this year.

    The sale of servicing rights amounted to $419,000 in the third quarter of last year as compared to $86,000 in 2000. The principal reason for that decline was a fall in the sale of loans with servicing rights which amounted to $27 million in the third quarter of 1999, and only $6 million in the like quarter of 2000. Year-to-date, the sale of servicing rights is $189,000 this year, as contrasts with $1,441,000 last year. The sale of loans with servicing rights totaled $99 million in the first nine months in 1999, as compared to $19 million year-to-date 2000.

    Secondary market fees are the cash gains or losses from the sale of loans into the secondary market. Cash losses on loan sales of $12,540,000 in the third quarter totaled $224,000. That figure compares to a gain of $115,000 on loan sales of $10,386,000 in the same quarter of 1999. The swing in secondary market fees is principally the result of an adverse impact from "pair off" fees. When the Bank has a forward commitment to the secondary market to deliver loans and is unable to satisfy that commitment because of loan origination activity, the position is closed (paired off) with either a gain or loss to the Bank. Pair offs are a routine secondary market activity; however, whether the pair off results in a gain or loss is largely dependent on the movement of mortgage rates. When rates decline, losses occur in pair offs, and vice-versa in a rising market. On approximately the same amount of loan sales ($13 million in third quarter 2000 versus $10 million in 1999), pair offs represented a gain of $157,000 in the third quarter of 1999 as compared to a loss of $192,000 in year 2000. Mortgage rates were rising last summer/fall as opposed to a flat-to-declining environment this year.

    The year-to-date trend in secondary market fees is the result of both a dramatic change in loan sales and the pair off gains and losses experienced in the third quarter of each year. In addition to the pair off fees noted earlier, the year-to-date losses were affected by fewer sales this year, $33,749,000, compared to $101,297,000 in 1999. The combination of pair-off gains/losses, influenced by interest rate trends and a 66.7% drop in loan sales this year, resulted in secondary market losses, year-to-date, totaling $332,000 in year 2000, and $359,000 last year.

    The gains recorded for mortgage servicing rights (MSR) are pursuant to Statement of Financial Accounting Standard (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which requires the capitalization of internally generated servicing rights. The amount recognized as income totaled $53,000 in the third quarter of 2000, as compared to $24,000 in the same period in 1999. The increase in MSR income for the third quarter of 2000 is due to a gain of $53,000 recorded on $8.6 million of loan sales as compared to a gain of $24,000 based on $6.2 million of loan sales for the same period in 1999. The gain in the third quarter increased 120.8% from 1999 to 2000 as compared to the loan sales which increased only 38.7%. The reason for the difference regarding the increase in MSR income versus loan sales is due to the reevaluation of the estimates used in calculating the internally generated MSR assets. During the first quarter of 2000 the Bank reevaluated the estimates it uses in calculating the value of the MSR asset. Key considerations included the fair market value, when known, and cash flow projections. Based on the evaluation performed at the beginning of the year, the value of MSR has been increased significantly from the valuations used in 1999.

    Year-to-date the MSR income is down $66,000 or 26.2% compared to 1999. The drop in MSR gains year-to-date in 2000 is the result of lower loan originations compared to 1999, partially offset by the change, this year, in the valuation of the capitalized mortgage servicing rights.

    Servicing fees continued to decline in the third quarter of 2000. The servicing fee income dropped $17,000 from $124,000 in the third quarter of 1999, to $107,000 in the like quarter of 2000. The servicing portfolio totaled $179 million at September 30, 2000, as compared to $204 million a year ago. The sale of servicing rights in the last few years has eroded the balance of that portfolio. Although the year-to-date numbers appear to be improving from $354,000 for the nine months ended September 30, 1999, to $446,000 for the same period in 2000, the major improvement was due to a $120,000 adjustment that was made to the mortgage servicing rights valuation account in the first quarter of 2000. Absent that adjustment, the year-to-date servicing fee income would have been $326,000, reflecting the downward trend that is apparent in the third quarter results.

    In the fourth quarter of 2000 and the first quarter of 2001, it is the Bank's intent to sell the majority of its mortgage servicing rights. The loans attached to these servicing rights have been sold in previous periods to investors. The Bank had retained the rights to service these mortgages and currently collects a monthly income on the services that it provides. It is anticipated that the sale will take place in two transactions, depending upon the buyer. The first transaction would commence in the fourth quarter of 2000, and the second transaction would take place in the first quarter of 2001. The two sales would entail approximately 95% of the remaining servicing portfolio. Presently, the estimated market value of the portfolio ranges from $1.3 million to $1.9 million. These sales figures are preliminary estimates, and the Bank cannot guarantee that these transactions will even occur. Currently the Bank sells its new production of servicing rights on a monthly "flow" basis. It is anticipated that the Bank will continue this business practice in the future.

    The Bank's decision to sell its servicing portfolio in the coming two quarters is prompted by a concern that future loan prepayments could degrade the economic value of the portfolio. The Bank has gone to auction with the sale of the servicing rights, and will not know until later this year if the auction results in an actual sales transaction. If these two sales take place, the impact on servicing fee income will be dramatic. The exact impact is not known at this time but the expected result would be a significant decrease in the service fee income that the Bank would realize in future periods.

	Loans Originated for Mortgage Banking Activities
	Year 2000	Year 1999
First Quarter	$11,434,000	$44,470,000
Second Quarter	22,035,000	33,174,000
Third Quarter	17,143,000	11,767,000

Total Year-to-Date	$50,612,000	$89,411,000

    Broker fees are down as a result of lower mortgage-banking loan originations. Mortgage-banking loan closings are off 103.2% year-to-date 2000 as compared to the first three quarters of 1999.

    Late charge fees have increased 87.5% compared to third quarter last year. Late charges on loans amounted to $30,000 for the third quarter 2000, as compared to $16,000 for the like quarter last year. This increase is mainly attributable to the decline in non-performing assets that the Bank has experienced over the past quarter. During the third quarter a commercial real estate loan in Oregon paid its past due payments to include late charges, thus adding substantially to the Bank's late charge income. (Please see the section titled "Asset Quality" on page 25 for a complete discussion of the Bank's non-performing loans.) In addition, the Bank has been proactive in assessing and collecting late fees on its commercial, multi-family and speculative construction loans. Year-to-date the Bank's late charge income has increased from $53,000 to $68,000, a 28.3% increase. The year-to-date increase of $15,000 is a result of the third quarter 2000 rise. Also, adding to the increase in the year-to-date income is the increase in late fees collected from the Bank's installment loan customers. These late fees have increased 101% compared to the first three quarters of 1999. This increase equates to a mere $2,200, but as the Bank continues to grow this segment of the business, it is expected that this area will increase its contribution to the Bank's late fee income.

    Prepayment and extension fees, which are usually related to construction lending, have declined despite an increase in construction lending. Construction loan originations totaled $25.9 million in the third quarter of 2000 and $68.4 million year-to-date. In comparison, construction loans closed in the same periods of 1999 were $16.3 million in the third quarter, and $47.4 million for the first nine months. Over the past year the Bank has been progressing through a transition period in regards to a policy change regarding custom construction loans. The decision was made mid-1999 to eliminate extension fees in relation to custom construction projects that have not been completed within the allotted construction period. The new policy is to move the loan into a permanent loan status and require the borrower to commence paying principal and interest payments at the maturity of the construction phase on the entire loan balance. This change has contributed to the decline in the prepayment and extension fees that the Bank has collected over the past year. This decline has been partially offset by the interest earned on the undisbursed portion of the loan, thus increasing the yield. Currently, there are only a few loans outstanding that are still under the "old" program. This change has basically shifted the collection of extension fee income from "Other Operating Income" on the income statement to "Interest Income." The impact of this change is a decline in extension fee income of $16,000 year-to-date 2000, as compared to the first three quarters of 1999.

    The TransAlliance Limited Partnership dividend was again a pleasant surprise for the quarter and year-to-date. The majority of the dividend was due to earnings that had previously been retained during the period July 1998 through July 1999 for the purpose of ensuring that TransAlliance had adequate reserves to cover any contingencies regarding Y2K matters. The Bank has also received a fourth quarter dividend from TransAlliance in the amount of $29,000 which will be reflected in fourth quarter 2000 earnings. At this time the outlook regarding dividends to be received in future periods from the TransAlliance Limited Partnership is uncertain.

    Other deposit fees have declined in 2000, $23,000 on a quarter-to-quarter basis, and $49,000 on a year-to-date basis, due to a change in strategic direction regarding non-Bank insured investments. The Bank found that fee income derived from those investment sales is not sufficient to justify the expense and effort dedicated to that activity.

  Operating Expenses

    Operating expenses consisted of the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2000	1999	2000	1999
Salaries and Benefits	$1,595,000	$2,075,000	$5,212,000	$5,705,000
Occupancy	461,000	383,000	1,311,000	1,072,000
Legal Fees	55,000	26,000	145,000	242,000
Marketing/Public Relations	141,000	124,000	402,000	340,000
B&O Taxes	63,000	79,000	124,000	225,000
REHFS Expense	(24,000)	0	7,000	0
Data Processing	113,000	98,000	334,000	319,000
Office Supplies/Postage	96,000	89,000	246,000	269,000
Audit & Examination	39,000	33,000	116,000	99,000
Other	321,000	257,000	891,000	861,000

Total	$2,860,000	$3,164,000	$8,788,000	$9,132,000

    Salaries and employee benefits were down slightly, as compared to last year in both the third quarter and first nine months of 2000. Loan officer commissions, because of decreased loan originations, have declined 49.5% in the third quarter of 2000, and 31.8% year-to-date. Also reducing salary and benefit expense, on a quarter-to-quarter comparison, is the decreased provision for the staff performance bonus. The provision in the third quarter of 1999 was $326,000 as compared to a $92,000 reversal this year of a first quarter 2000 accrual. Year-to-date the expense for year 2000 is zero as compared to $643,000 in the same period of 1999. The staff bonus is accrued throughout the year in accordance with management's assessment as to the amount that will be due the staff at year-end.

    Offsetting the favorable decline in costs from lower commission and bonus expense was the decrease in SFAS No. 91 benefits. In accordance with SFAS No. 91, standard loan costs are determined annually for common loan types. The predetermined standard loan costs are deducted from operating expenses with the net figures reported in the financial statements. In the third quarter of 2000 the SFAS No. 91 benefit related to compensation and employee benefits amounted to $173,000, as compared to $296,000 last year. Year-to-date the SFAS No. 91 benefit totaled $570,000. The comparable figure for 1999 is $922,000. The decrease in SFAS No. 91 benefits is largely the result of a drop in loan originations this year. Loans closed year-to-date 2000 totaled $162 million versus $237 million the prior year.

    Occupancy expense increased $78,000, or 20.5%, on a quarter-to-quarter comparison. Year-to-date 2000 occupancy expense is up $239,000, or 22.3%. During the third quarter First Mutual Bank opened its tenth full-service branch in Kirkland. In addition during the year, the Bank has expanded its facilities at the Bellevue headquarters and added the Salem loan production office. The rise in occupancy costs is largely the result of increased rent expense, which has jumped 50.9% on a quarter-to-quarter basis and 39.5% on a year-over-year comparison. The Bank also purchased an existing site in Juanita that is expected to commence operations in the fall of 2001. Additionally, in the third quarter of 2000, the Bank purchased a permanent site to replace the existing Ballard Branch. This site has an existing structure on it, which will need to be demolished before construction of the new branch may commence. Due to the unknown amount of time that it will take to process a building permit, as well as the time it will take to construct the new branch, a proposed timeframe for opening the new branch has not been set. As with all new branches, the addition of these new offices will contribute to the increase in occupancy expense in the future. Please see the subheading "Expansion" on page 27 for more discussion on the intent of the Bank to expand its branch network.

    For the third quarter of 2000, legal fees are up approximately 111.5% due to the increased legal expenses associated with the rise in the Bank's real estate held for sale. Year-to-date legal fees reflect a different trend. For the first three quarters of 2000, legal expenses are down 40.1% compared to the same time period a year ago. The reason for the change is due to the substantial legal fees that were incurred in 1999 associated with the formation of First Mutual Bancshares, Inc., the Bank's holding company.

    Business and occupation (B&O) taxes for the third quarter of 2000 are $63,000 versus $79,000 in the like quarter last year. The final $10,000 refund from the State of Washington Department of Revenue was recorded in the third quarter. Year-to-date B&O taxes are $124,000, as compared to $225,000 in 1999. Year-to-date figures are down compared to 1999 due to the $95,000 refund of B&O taxes from the State of Washington Department of Revenue recorded in the second and third quarters of 2000.

    Real estate held for sale (REHFS) expense was a negative $24,000 for the third quarter and $7,000 year-to-date 2000. There were no similar costs in the first three quarters of 1999. In the third quarter of 2000, the Bank reversed $29,000 of expense that was recorded in June 2000 that was later determined to be a capitalizable item. These costs were related to the residential real estate held for sale (REHFS) of $564,000 under the Asset Quality subheading. For a further discussion of this asset, see "Asset Quality" on page 25.

  Net Income

    Net income increased 8.6%, from $1,547,000 in the third quarter of 1999 to $1,680,000 in the same period of 2000. For the first nine months of 2000 net income is up $496,000, or 11.2%, over the comparable period in 1999. The improvement in net income is a reflection of higher net interest income and reduced operating expenses, offset by a decrease in non-interest income.

BUSINESS SEGMENTS

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

  Consumer Banking

    Income before taxes for the consumer-banking segment fell from $109,000 in the third quarter of 1999 to $62,000 in the same quarter in 2000. The decline in income before taxes was largely the result of a drop in net interest income.

    Net interest income was down $160,000, falling from $1,585,000 in the third quarter of 1999 to $1,425,000 this year. The net interest margin also declined from 1.57% in 1999 to 1.25% in 2000. Although average assets this year increased $50.4 million, or 12.4%, on a quarter-to-quarter comparison, the favorable impact from that growth was insufficient to offset the compression in the net interest margin.

    Non-interest income increased from $134,000 in the three months ending September 1999 to $182,000 in the same quarter this year. Contributing to the growth in non-interest income was the $39,000 dividend received from the TransAlliance Limited Partnership. TransAlliance is a network of automated teller machines (ATMs), and dividends are paid to the limited partners as deemed appropriate by the Partnership's directors. No dividends were paid in 1999.

    Operating expenses were down slightly, $79,000, from $1,613,000 in the third quarter of 1999 to $1,534,000 this year. The decline in operating expenses is principally the result of the reversal of the accrual for the staff performance bonus as compared to last year, wherein a bonus was paid.

    The year-to-date trend is similar to that of the third quarter. Net interest income is down significantly; fee income is up $108,000, or 26.5%; and operating expenses are down a modest 2.0%. Net interest income fell from $4,803,000 in the first nine months of 1999 to $4,466,000 this year. The net interest margin has compressed from 1.55% in 1999 to 1.36% in the nine months ended September 30, 2000. The consumer line of business, like the Bank as a whole, has experienced an environment in which deposit costs have risen more rapidly than asset revenues.

    Non-interest income year-to-date is largely the reflection of TransAlliance Limited Partnership payments received in 2000.

  Residential Lending

    Income before taxes dropped sharply for the residential lending segment, from $507,000 in the third quarter of 1999 to $100,000 in 2000. Non-interest income fell dramatically, from $701,000 last year to a negative $18,000 for the third quarter of 2000. Most of that decline is due to a drop in the gain on sale of loans, which plunged from $558,000 in 1999 to a loss of $85,000 in the same quarter of 2000. The fall in income is a combination of a $333,000 drop in the sale of servicing and a $339,000 adverse swing in secondary market fees. Sale of servicing amounted to $419,000 in third quarter of last year as compared to $86,000 in 2000. Servicing sales totaled $27 million last year and only $6 million in the like quarter of 2000.

    Operating expenses decreased 42.4%, from $593,000 in the three months ending September 30, 1999, to $342,000 in the same period of 2000. Contributing to that decline in operating costs was a significant fall in loan officer commissions, offset by a decrease in SFAS No. 91 benefits. Residential loan officer commissions totaled $139,000 in the third quarter of 1999 as compared to $50,000 in the like period of 2000. SFAS No. 91 benefits, which are also affected by loan originations, dropped from $98,000 last year to $62,000 in the third quarter 2000. The reversal of the employee performance bonus also contributed to the decrease in operating expenses in third quarter 2000.

    The year-to-date results for residential lending are much the same as the third quarter. Pre-tax income is down 64.9%, from $1,350,000 in 1999 to $474,000 in 2000. Fee income is down considerably, which is partially offset by a decline in operating expenses.

    Non-interest income fell from $1,753,000 in the first nine months of 1999 to $311,000 in the same period this year. Both the sale of servicing rights and loan originations are down significantly. Servicing sales have fallen 87.0% and loan originations for this business segment have decreased 43.4%.

    Operating expenses declined from $1,736,000 in the first three-quarters of 1999 to $1,247,000 this year. On a year-to-year comparison, loan officer commissions are down 47%, and there was no staff bonus accrued. Partially offsetting the impact of those two items on operating costs was the loss of $240,000 in SFAS No. 91 benefits.

  Commercial Lending

    Income before taxes for this business segment rose $826,000, or 44.9%, from $1,839,000 in the third quarter of 1999 to $2,665,000 in the like period of 2000. Net interest revenue grew $716,000, while operating expenses fell $116,000.

    Net interest revenue benefited from a 17.4% increase in average assets. Average assets rose from $311 million in the third quarter of 1999 to $365 million this year. Also of importance to this business segment was the improvement in the net interest margin, which rose from 3.38% in the third quarter of 1999 to 3.66% in the like period of 2000. The favorable change in the net interest margin for this business line is related to the asset mix of its loan portfolio. Unlike the other two business segments, the assets for commercial lending repriced more rapidly than the funding sources.

    Operating expenses declined 13.9% in the third quarter of 2000, as compared to the like quarter in 1999. Non-interest expenses dropped primarily because of the reversal of the staff performance bonus costs.

    The year-to-date trend parallels the third quarter. Income before federal income taxes has risen $2,082,000, or 40.8% from $5,105,000 in 1999 to $7,187,000 in year 2000. Net interest income is up 26.4% and operating costs are down 6.7%.

    Net interest income jumped $1,959,000 from $7,424,000 in the first three quarters of 1999 to $9,383,000 in the same period in 2000. Average assets have grown 20.7% from $295,061,000 in 1999 to $356,244,000 this year.

    Operating expenses year-to-date are down $166,000 from $2,495,000 in the first three quarters of 1999 to $2,329,000 this year. The absence of the staff performance bonus and a refund in B&O taxes in second quarter contributed materially to the decrease in operating costs.

FINANCIAL CONDITION

    Assets.  At September 30, 2000, the Bank's assets were $628,435,000, an increase of 8.1% from $581,116,000 at December 31, 1999. The change in assets is principally the result of growth in the loan portfolio and loans held for sale categories.

    Loans.  Loans receivable rose from $457,981,000 at year-end 1999 to $464,597,000, an increase of 14.4% in the first nine months. Portfolio loan growth for nine months of 14.4%, or 19.3% annualized compares to 5.6% annualized, for the first half of 2000. The Bank targets portfolio loan growth of 15.0% annually. The unexpected increase in the third quarter was mainly due to a decline in the prepayment rates that the Bank has been experiencing. Throughout the year the Bank has seen annualized prepayment rates as high as 25% per month, and the year-to-date annualized loan payoff rate is 13.7%. Third quarter average annualized loan payoffs dipped down to 9.17% largely due to the fact that in September the Bank did not experience any payoffs on its larger commercial loans.

    Loans originated were $56 million for the quarter, down from $66 million in the like quarter of 1999. Year-to-date loan originations are off $74 million, or 31.4% from last year. Residential loans, which represent about 16% of the Bank's portfolio, have declined because of the earlier rise in mortgage interest rates. Until long-term mortgage interest rates drop substantially from their present levels, it is not likely that there will be a significant increase in lending from that area.

    Commercial real estate loan originations, which have fallen 20.7% on a year-to-date basis, have been affected by a general concern among developers that projects begun at this stage of the economic cycle could be at risk if the Puget Sound area economy were to significantly decline. The Bank anticipates that loan volumes for both residential and commercial loans in the fourth quarter will be at or near levels experienced in the third quarter.

    Loans held for sale increased from $2,710,000 at year-end 1999 to $19,572,000 as of September 30, 2000. The rise in loans held for sale is attributable to several factors. First of all, routine volatility in mortgage-banking activity affects the total balance of loans held for sale. Secondly, construction lending for custom-built homes has picked up this year. Loan originations for custom homes totaled $13.7 million in the first nine months of last year, as compared to $21.1 million in 2000. Because custom homes often take 6-12 months to build they remain on the Bank's balance sheet much longer than a typical mortgage-banking loan, which is usually shipped within 45 days of origination. A consequence of closing more custom loans this year has been a partial inflation of the loans-held-for-sale asset.

    Mortgage Servicing Rights.  As was discussed under the sub-heading "Other Operating Income", it is the intent of the Bank to sell the majority of the mortgage servicing rights that are currently carried on the Bank's balance sheet at $174,000. These servicing rights are related to mortgage loan balances of approximately $133.5 million. The sales that are expected to take place in the fourth quarter of 2000 and the first quarter of 2001 would virtually eliminate the mortgage servicing rights asset from the Bank's balance sheet. As well, the fee income that the servicing rights generate would decrease substantially in future periods. Please see the discussion regarding this issue on page 17 under the sub-heading "Other Operating Income."

    Securities.  The Bank classifies investment securities in one of the following categories: 1) trading, 2) available for sale, or 3) held to maturity. Securities classified as available for sale are reviewed regularly and any unrealized gains or losses are recorded in the shareholders' equity account. The balance of the unrealized loss, net of federal income taxes, was $682,000 at September 30, 2000, and $669,000 at year-end 1999. Generally, rising interest rates will increase the amount recorded as unrealized loss, and falling rates will decrease any unrealized losses, as the market value of securities inversely adjusts to the change in interest rates.

    Security investments increased $19.0 million, or 18.1%, from year-end 1999. The increase in securities is the result of converting $22.6 million of residential loans to securities in July and the normal loan prepayment activity, which occurs with mortgage-backed securities. As a result of this transaction, the Bank is relieved of any future credit risk associated with those loans; it also gains a capital advantage in the calculation of the risk-adjusted capital ratio. In the determination of the risk-adjusted ratio, securities are risk-weighted at 20%, while residential loans are risk-weighted at 50%. This transaction increased the Bank's Total Capital Ratio by .16%. Those securities were classified as available for sale, which means that the Bank could choose to sell those securities should interest rates move in a favorable direction.

    Liabilities.  Funds from deposits increased $52,051,000, or 13.0%, in the first nine months of 2000, as compared to a decrease of 2.1% in the first nine months of 1999. The Bank is pleased with the current deposit growth, as deposits had generally declined throughout most of 1999. Deposit growth this year not only funded asset growth, it allowed the Bank to repay a portion of the Federal Home Loan Bank ("FHLB") borrowings that had been acquired to fund last year's asset growth.

    The FHLB advances declined from $134,237,000 at year-end 1999 to $124,777,000 as of the end of the third quarter. This decline of 7.0% compares to an increase of 212.6% for the first nine months of

1999. As of September 30, 2000, the Bank had the capacity to borrow up to $251 million in FHLB advances, subject to sufficient collateral to support those advances.

  Asset Quality

    Provision and Reserve for Loan Losses.  The provision for loan losses reflects the amount deemed appropriate to produce an adequate reserve for estimated losses that exist based on the inherent risk characteristics of the Bank's loan portfolio. In determining the appropriate reserve balance, the Bank takes into consideration the profile of the loan portfolio, the local and national economic outlook, and the current and historical performance of the loan portfolio.

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

    As a result of the analysis, a $50,000 provision for loan losses was recorded in the third quarter of 2000. In arriving at this decision, the Loan Committee took into consideration the fact that the loan portfolio has actually dropped $2 million in the last three months and is up only $1.6 million in the past six months and that the loans classified as "watch" or worse increased $2.4 million. In addition to these statistics, the Loan Committee addressed two factors that affected their view of the inherent risks. In reviewing the classified loans it was noted that the Bank has made significant progress in improving the Bank's position with three of the larger loans. And secondly, the economy has remained stronger than expected and employment continues to grow. Interest rates have declined slightly, and expectations of further rate increases by the Federal Reserve have largely disappeared.

    Non-performing assets were .28% of total assets in the third quarter, up from .09% in the like quarter of 1999. On a quarterly sequential basis, non-accrued assets have declined from .48% in the second quarter of this year.

    Non-performing assets are composed of RHFS and repossessed assets of $904,000, and non-performing loans of $831,000, for a total of $1,735,000. The composition of those assets is as follows:

Amount
Residential Real Estate (RHFS), Portland	$564,000
Four Residential Loans (RHFS), Puget Sound Area	331,000
Personal Watercraft	10,000
Residential Loan, Oregon Coast	221,000
Residential Loan, Puget Sound	312,000
Two Residential Loans, Spokane	247,000
Five Consumer Loans	34,000
Home Equity Loan	16,000

Total	$1,735,000

    Real Estate Held for Sale (RHFS).  The loan held for sale in Portland is a partially finished home which has a balance of $564,000. The Bank has executed a purchase and sale agreement regarding this property which should close prior to year-end.

    The four loans in Puget Sound are builder loans with a current balance of $331,000. The Bank expects to spend another $240,000 to finish those homes, and anticipates that it will about break even after netting closing and sales costs.

    The repossessed personal watercraft, with a balance of $10,000, is worth an estimated $6,000. Obviously, the Bank anticipates a small loss on this loan.

    Another builder loan for $221,000 is a residence on the Oregon coast. The value of this property is only $170,000; however, the Bank has a claim pending with a title company to reimburse First Mutual up to $75,000 for any losses.

    A home in the Puget Sound area carries a balance owing of $312,000. The borrower is on a repayment plan, and the property is worth an estimated $525,000. The Bank does not anticipate any losses from this loan.

    Another delinquent home loan, with a balance of $113,000, is located in Spokane. The Bank has mortgage insurance on the loan, which it expects will cover any potential losses. An additional home loan in Spokane, with an unpaid balance of $134,000, will also most likely not result in a loss to the Bank. The home has an estimated market value of $200,000.

    The five consumer loans, totaling $34,000, involve four motorcycles and several loans on home improvements for windows. The Bank anticipates collecting its full loan balances on the window loans, and taking a modest loss on some of the motorcycle loans.

    The final loan, for $16,000, is a home equity loan, which has since been reinstated.

    In summary, although there are a number of loans that are troublesome, none of them appear to present a significant potential for loss.

  Liquidity and Capital Reserves

    The net change in cash, as reported in the Statement of Cash Flows, increased by $409,000 in the first nine months of 2000. The deposit flows for the first nine months of 2000 were strong, and the Bank was able to both fund its assets and pay down its FHLB borrowings.

    The net cash flows from deposits were $52.0 million in the first nine months of 2000. That cash was principally used to fund the loan portfolio, which increased $26.8 million since year-end 1999, and to reduce FHLB advances, which dropped $9.5 million.

    The Bank's long-term liquidity objective is to fund growth through consumer deposits. Whenever that source is inadequate to meet the Bank's asset growth requirements, FHLB advances are normally accessed. The current ratio of FHLB advances to assets is 19.9%, which is below the Bank's credit limit of 40% of assets. Other sources of liquidity include the sale of loans into the secondary market, net income after the payment of dividends, and reverse repurchase agreement credit lines of $50,000,000.

    On October 28, 1999, the Company announced a stock repurchase program for up to 225,000 shares, or approximately 5%, of the Company's outstanding common stock. Shares purchased to date total 18,500, of which 10,000 were acquired in the first quarter of this year. No purchases were made in the second or third quarters.

    The FDIC's statutory framework for capital requirements establishes five categories of capital strength, ranging from a high of well capitalized to a low of critically under-capitalized. An institution's category depends upon its capital level in relation to relevant capital measures, including a risk-based capital measure, a leverage capital measure, and certain other factors. At September 30, 2000, the Bank exceeded the capital levels required to meet the definition of a well-capitalized institution:

	Actual	"Well-capitalized" Minimum Ratio
Total capital (to risk-weighted assets):
First Mutual Bancshares, Inc.	11.22%	10.00%
First Mutual Bank	11.25	10.00
Tier I capital (to risk-weighted assets):
First Mutual Bancshares, Inc.	9.97	6.00%
First Mutual Bank	10.00	6.00
Tier I capital (to average assets):
First Mutual Bancshares, Inc.	7.16	5.00%
First Mutual Bank	7.18	5.00

YEAR 2000 ISSUES

    The Bank went through the date change into 2000 without any disruptions to its systems or services to customers. The Bank relies on third-party vendors for almost all of its data processing and telecommunications systems. These vendors made all the necessary changes to their systems to ensure a smooth changeover.

    While the Bank has not experienced any problems related to year 2000 to date, the Federal Financial Institutions Examination Council defines year-end 2000 as a possible concern.

    The Bank currently believes that this date will not pose significant operational problems, although, there can be no assurance that any significant failure will not have a material impact on the operations of the Bank.

EXPANSION

    The Bank opened its Kirkland Branch in September. This is the Bank's tenth branch. A branch site has also been acquired in Juanita, just north of Kirkland, and a new site for the existing Ballard Branch was recently purchased, with construction expected to begin in 2001. In addition, negotiations are currently taking place for two other de novo branch sites, both located on the east side of Lake Washington, which is the Bank's primary focus for enlarging the branch franchise. The Bank also made the decision to close its Salem, Oregon, Loan Production Office in November 2000, and has restructured some of its residential lending operations to reflect diminished residential loan activity.

    The Bank continues to seek opportunities to expand its branch franchise in its primary market area east of Lake Washington, and north from Renton to the Bothell/Kenmore area. This particular market area has the highest household income and household net worth of any area in the state, including Seattle. This expansion will continue to have an impact on expenses as branches are opened. The operating cost of a new office can range from $25,000 to $30,000 a month. Income from branch operations often requires a number of years before it equals operating expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Bank's profitability is dependent to a large extent on its net interest income, which is the difference between the interest received from its interest-earning assets and the interest expense incurred on its interest-bearing liabilities. The Bank's objectives in its asset/liability management are to utilize its capital effectively, to provide adequate liquidity, and to enhance net interest income, without taking unreasonable risks subjecting the Bank unduly to interest rate fluctuations.

    Assumptions regarding interest rate risk are inherent in all financial institutions. Interest rate risk is the risk to earnings or capital resulting from adverse movements in interest rates. Interest rate sensitivity is the relationship between market interest rates and net interest income due to the repricing characteristics of assets and liabilities. The Bank monitors interest rate sensitivity by examining its one-year and longer gap positions on a regular basis. Gap analysis and an income simulation model are used to manage interest rate risk.

    The traditional gap analysis report is prepared based on the maturity or repricing characteristics of the assets and liabilities on the balance sheet for specified time periods. The gap is the mismatch between the repricings or maturities of the assets and liabilities for each time period. A positive gap occurs when assets are repricing or maturing faster than liabilities within the same time band. This situation will generally result in an institution's net interest margin increasing in a rising rate environment and decreasing in a falling rate environment. A negative gap will generally have the opposite result on the institution's net interest margin. There are many limitations to gap analysis, such as the sensitivity of assets and liabilities to changes in interest rates.

    Certain shortcomings are inherent in gap analysis. For example, some assets and liabilities may have similar maturities or repricing characteristics, but they may react differently to changes in market rates. Certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Due to the restrictions of the gap analysis, these features are not taken into consideration. Additionally, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the one-year gap calculation. As a result, the Bank utilizes the gap report as a complement to its simulation model.

    The Bank utilizes an income simulation model that calculates the result of a 100, 200, 300, etc. basis point shock in regards to the net interest income as well as the effect on the net portfolio value of the Bank. The model incorporates beginning of the period rate, balance, and maturity data, using various levels of aggregation of that data, as well as certain assumptions concerning the maturity, repricing, amortization, and prepayment characteristics of loans and other interest-earning assets and the repricing withdrawal of deposits and other interest-bearing liabilities. The Bank updates and prepares simulation modeling monthly for review by ALCO (Asset Liability Committee), senior management, and the Board of Directors. The Bank believes that its data and assumptions are realistic representations of its portfolio and possible outcomes under the various interest rate scenarios. Nonetheless, the interest rate sensitivity of the Bank's net interest income and net market value of equity could vary substantially if different assumptions were used or if actual experience differs from the assumptions used.

    The Bank's income simulation model results and its gap analysis results for the periods ending September 30, 2000, and December 31, 1999, are presented below. The simulation results indicate that in a rising or declining rate environment the effect to net interest income would be a decrease. This is indicative of the Bank's sensitivity to its liabilities.

RATE SHOCK ESTIMATES
Net Interest Income and Market Value
September 30, 2000

	September 30, 2000 Percentage Change		December 31, 1999 Percentage Change
Immediate Change in Interest Rates
	Net Interest Income	Net Market Value	Net Interest Income	Net Market Value
+400	(5)%	(27)%	(15)%	(49)%
+300	(3)	(19)	(11)	(38)
+200	(1)	(12)	(8)	(26)
+100	—	(5)	(4)	(14)
-100	(1)	2	1	5
-200	(4)	2	—	8
-300	(7)	(3)	(2)	6
-400	(11)	(8)	(4)	2

    The simulation results for September 30, 2000 indicate that if interest rates were to immediately rise or fall 200 basis points, the effect on the Bank's net interest income would change by -1% and -4%, respectively. Additionally, applying the same changes in interest rates, the Bank's net market value would change by -12% and +2%, respectively.

	One-Year Interest Rate Sensitive Gap
	September 30, 2000	December 31, 1999
One-year repricing assets	$384,905,503	$333,124,176
One-year repricing liabilities	368,278,349	422,095,639
One-year Gap	16,627,154	(88,971,463)

Total assets	$628,434,827	$581,116,306

Interest sensitive Gap as a percent of assets	2.7%	(15.3)%

    The mismatch between one-year assets and liabilities, called "gap," was negative 15.3% at year-end 1999, meaning that there were more liabilities repricing in the next 12 months than assets. By March 31, 2000, that negative gap had further increased to 23.5%, and then rebounded back to a negative 11.6% last quarter. The current gap position is a positive 2.7%, which indicates that we have slightly more assets repricing in the coming 12 months than liabilities. Although the gap analysis is not as complex as the simulation model, the present gap position would suggest that near-term changes in interest rates might not significantly impact the net interest margin.

    Although the one-year Gap indicates that if rates were to rise, interest income would increase as opposed to the results of the simulation model, the simulation model indicates that in a rising rate environment, net interest income would decline. The discrepancy between these two models is due to the numerous assumptions and projections embedded in these models. These models are used as indicators with a much greater reliance on the simulation model.

    The sensitivity analysis does not represent a forecast for the Bank. There are numerous assumptions inherent in the simulation model as well as the gap report. Some of these assumptions include the nature and timing of interest rate levels, including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/replacement of asset and liability cash flows. Customer preferences, and competitor and economic influences, are impossible to predict; therefore, the Bank cannot make any assurances as to the outcome of these analyses.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    First Mutual Bancshares, Inc. has certain litigations and negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters is likely to have a material adverse effect on the Company's financial position.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a.
  See Exhibit 27—Financial Data Schedule

  b.
  A report on Form 8-K was filed on July 7, 2000, under Item 5 to update the description of the registrant's capital stock.

  c.
  A report on Form 8-K was filed on September 21, 2000, under Item 4 regarding the termination of Deloitte & Touche LLP as the Company's independent accountants and the engagegement of Moss Adams LLP as the Company's new independent accountants.

FORWARD-LOOKING STATEMENTS DISCLAIMER

    In this Form 10-Q, First Mutual Bancshares, Inc. has included certain "forward-looking statements" concerning its future operations. It is the Company's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all forward-looking statements contained in this Form 10-Q. Sentences containing words such as "may," "intend," "will," "expect," "anticipate," "believe," "estimate," "optimistic," "hopeful," "should," "projected," or similar words may constitute forward-looking statements. Although the Company believes that the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business and operations, it is possible that actual results may differ materially from these expectations. Factors which could affect actual results include interest rate trends, the general state of the economy in the Company's market area and the country as a whole, the impact of competitive products, services and pricing, the ability of the Company to control costs and expenses, loan delinquency rates, and legislative, regulatory and accounting changes affecting the banking and financial services industry. These risks and uncertainties should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. The Company and the Bank disclaim any obligations publicly to announce future events or developments which affect the forward-looking statements herein.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2000	FIRST MUTUAL BANCSHARES, INC.
/s/ JOHN R. VALAAS John R. Valaas President and Chief Executive Officer
/s/ ROGER A. MANDERY Roger A. Mandery Executive Vice President (Principal Financial Officer)

QuickLinks

  (Mark One)
PART I FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
FIRST MUTUAL BANCSHARES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Mortgage-Backed and Other Securities Available for Sale
  Mortgage-Backed and Other Securities Held to Maturity
  Nonperforming Assets
  Earnings Per Share
  Segments
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  GENERAL
  RESULTS OF OPERATIONS
  BUSINESS SEGMENTS
  FINANCIAL CONDITION
  YEAR 2000 ISSUES
  EXPANSION
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
RATE SHOCK ESTIMATES Net Interest Income and Market Value September 30, 2000
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
  FORWARD-LOOKING STATEMENTS DISCLAIMER
SIGNATURES