Form 10-K405
period 2000-12-31
FIRST MUTUAL BANCSHARES INC
filed 2001-03-23
CIK 1098337

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 005-57091

                          FIRST MUTUAL BANCSHARES, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

     State of Washington                                         91-2005970
     -------------------                                         ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

400 108th Avenue N.E., Bellevue, Washington                         98004
-------------------------------------------                         -----
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code             (425) 455-7300
                                                               --------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $1.00 per share
                     ---------------------------------------
                                (Title of Class)

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

         As of March 8, 2001, there were issued and outstanding 4,697,209 shares of the registrant's common stock. The aggregate market value of the voting stock held by non-affiliates (2,132,494 shares) of the registrant was $29,854,916 based on the closing sales price of the registrant's common stock as quoted on the Nasdaq National Market System which on March 8, 2001 was $14.00.

                       DOCUMENTS INCORPORATED BY REFERENCE

         1. Annual Report to Shareholders for the fiscal year ended December 31, 2000.

         2. Proxy Statement dated March 20, 2001 for the 2001 Annual Meeting of Shareholders.
================================================================================

                                     PART I

ITEM 1. BUSINESS
----------------

(a)  General

         First Mutual Bancshares, Inc. (the "Company") is a Washington corporation, which was formed for the purpose of becoming the bank holding company for First Mutual Bank ("First Mutual" or the "Bank"). The Banks reorganization was completed on October 26, 1999, on which date the Bank became the wholly-owned subsidiary of the Company, and the stockholders of the Bank became stockholders of the Company. Prior to completion of the reorganization, the Company had no material assets or liabilities and engaged in no business activities. Subsequent to the reorganization, the Company has engaged in no significant activity other than holding the stock of the Bank and engaging in certain passive investment activities. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank.

         First Mutual Bank was incorporated as a Washington state-chartered mutual savings bank in 1968 known as First Mutual Savings Bank and was the successor to Eastside Savings and Loan Association, which was organized in 1952 and commenced operations in 1953. The Bank converted from mutual to stock form through the sale and issuance of 966,000 shares of Common Stock in December 1985. In connection with the holding company reorganization, the Bank changed its name to First Mutual Bank. Effective June 2000, the Federal Reserve Bank approved the election for the Company to become a financial holding company. The Bank is subject to regulation by the State of Washington Department of Financial Institutions and the Federal Deposit Insurance Corporation ("FDIC"). The Company is subject to regulation by the Federal Reserve Board.

         The business of the Bank consists of attracting deposits from the general public as well as wholesale funding sources and investing those funds primarily in commercial and residential real estate loans, business loans, loans secured by savings accounts, and consumer loans. The Bank also invests in federal government and agency obligations; structured notes; real estate mortgage investment conduits ("REMICs"); mortgage-backed securities; and corporate and municipal securities. In addition to portfolio lending, the Bank conducts mortgage banking activities, that encompasses the selling of primarily fixed-rate loans into the secondary mortgage market. The Bank generally sells the right to service the loans sold (I.E., collection of principal and interest payments) for which it receives a fee.

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

         The Bank's savings and lending operations are conducted through ten full service facilities located in Bellevue (3), Kirkland, Redmond, Seattle (2), Issaquah, Bellingham, and Monroe, Washington, and an income property loan production office located in Tacoma, Washington. The Bank's main office is located at 400 108th Avenue N.E., Bellevue, Washington. See "Item 2. - Properties" herein for additional information on the Bank's facilities.

FORWARD-LOOKING STATEMENTS
--------------------------

         This Form 10-K Report contains statements concerning future operations, trends, expectations, plans, capabilities, and prospects of First Mutual Bancshares, Inc. and First Mutual Bank (together, the "Company") that are forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. Statements containing words such as "appear," "anticipate," "believe," "expect," "may," "projected," "should," or similar words may constitute forward-looking statements. Although the Company believes that the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business and operations, actual events, results, or developments may differ materially from those expressed or implied in forward-looking statements due to a number of risks and uncertainties. Factors which could affect actual results include economic conditions in the Company's market area and the nation as a whole, interest rate fluctuations, the impact of competitive products, services and pricing, the ability of the Company to control its costs and expenses, loan delinquency rates, and the legislative and regulatory changes affecting the banking industry. There are other risks and uncertainties which could affect the Company which are discussed from time to time in the filings made by the Company with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Company shall not be responsible to update any such forward-looking statements.

SELECTED FINANCIAL DATA
-----------------------

         The information under the section captioned "Selected Financial Data" in the 2000 Annual Report to Shareholders ("Annual Report") is incorporated herein by reference.

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

         At December 31, 2000, the Bank's portfolio of loans consisted of 88% adjustable-rate and 12% fixed-rate loans. The Bank has employed various measures designed to make yields on its loan portfolio and investments interest-rate sensitive. They have included: (i) adoption of a policy under which the Bank generally originates and sells long-term, fixed-rate mortgage loans which have been written to specifications promulgated by the Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") and qualify for sale in the secondary market, (ii) emphasis on origination of adjustable-rate mortgage loans on residential and commercial properties, (iii) origination of construction loans secured by residential and commercial properties, at interest rates subject to periodic adjustment based upon the prevailing market rates, (iv) origination of business loans at interest rates subject to periodic adjustment based on prevailing market rates, and (v) origination of direct and indirect consumer loans at interest rates subject to periodic adjustment based upon the prevailing rates. See "Lending Activities" and "Interest Rate Risk Management."

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

                                                 At December 31,          Years Ended December 31,
                                             ----------------------  --------------------------------------
                                                        2000                       2000
                                             ----------------------  ------------------------------------
                                                             Average                               Average
                                                             Yield/   Average                      Yield/
                                              Balance         Cost    Balance     Interest          Cost
                                              -------         ----    -------     --------          ----
                                                                 (Dollars in Thousands)
Interest-earning assets:
 Loans receivable..........................  $ 489,551        9.17%  $ 474,144   $  43,682          9.21%
 Mortgage-backed securities................     73,345        6.40      65,503       4,232          6.46
 Corporate and municipal bonds.............      3,644        6.71       3,485         193          5.54
 Short-term investments....................        514        5.78       1,931          71          3.68
 U.S. securities...........................     46,666        6.18      47,660       2,768          5.81
 Other equity investments..................      7,749        6.50       7,484         483          6.45
                                             ---------               ---------   ---------
  Total interest-earning assets............    621,469        8.57     600,207      51,429          8.57

Non-interest earning assets................     21,762        -         11,967           -          -
                                             ---------               ---------
Total assets...............................  $ 643,231        -      $ 612,174           -          -
                                             =========               =========

Interest-bearing liabilities:
 Deposits..................................  $ 455,256        5.60     433,601      22,987          5.30
 FHLB advances and other borrowed money....    133,285        6.39     127,239       7,932          6.23
                                             ---------               ---------    --------
Total interest-bearing liabilities.........    588,541        5.78     560,840      30,919          5.51

Non-interest-bearing liabilities - deposits
   and other...............................      8,773                   8,707           -          -
                                             ---------               ---------
 Total liabilities.........................    597,314                 569,547           -          -
Shareholders' equity.......................     45,917                  42,627           -          -
                                             ---------               ---------
Total liabilities and shareholders' equity.  $ 643,231               $ 612,174           -          -
                                             =========               =========

Net interest income........................                                      $  20,510
                                                                                 =========
Ratio of average interest-earning
 assets to average interest-bearing
 liabilities...............................                                1.07x
Interest rate spread.......................                                                         3.06%
Net yield (net interest income as a percentage
  of average interest-earning assets)......                                              3.42%

Amortized loan fees included in loan
 receivable interest income................                                      $   1,165

                        AVERAGE BALANCE SHEET(continued)
                        --------------------------------

                                                                            Years Ended December 31,
                                                  -------------------------------------------------------------------------------
                                                                 1999                                     1998
                                                  ----------------------------------        -------------------------------------
                                                                              Average                                      Average
                                                   Average                    Yield/         Average                       Yield/
                                                   Balance     Interest        Cost          Balance     Interest           Cost
                                                   -------     --------        ----          -------     --------           ----
                                                                              (Dollars in Thousands)
Interest-earning assets:
 Loans receivable..........................       $ 411,406    $  35,481       8.62%        $ 386,422    $  34,519          8.93%
 Mortgage-backed securities................          60,609        3,678       6.07            24,560        1,652          6.73
 Corporate and municipal bonds.............           3,165          173       5.47               746           37          4.96
 Short-term investments....................             860           37       4.30               939           62          6.60
 U.S. securities...........................          42,231        2,564       6.10            40,084        2,588          6.46
 Other equity investments..................           5,339          385       7.21             4,680          357          7.63
                                                  ---------    ---------                    ---------    ---------
  Total interest-earning assets............         523,610       42,318       8.08           457,431       39,215          8.57

Non-interest earning assets................          11,563            -       -               10,065          --            --
                                                  ---------                                 ---------
Total assets...............................       $ 535,173            -       -            $ 467,496          --            --
                                                  =========                                 =========

Interest-bearing liabilities:
 Deposits..................................       $ 393,372       18,601       4.73         $ 387,720       19,880          5.13
 FHLB advances and other borrowed money....          94,202        4,692       4.98            34,402        1,939          5.64
                                                  ---------    ---------                    ---------    ---------
Total interest-bearing liabilities.........         487,574       23,293       4.78           422,122       21,819          5.17

Non-interest-bearing liabilities - deposits
   and other...............................          10,599            -       -               12,717          --            --
                                                  ---------                                 ---------
 Total liabilities.........................         498,173            -       -              434,839          --            --
Shareholders' equity.......................          37,000            -       -               32,657          --            --
                                                  ---------                                 ---------
Total liabilities and shareholders' equity.       $ 535,173            -       -            $ 467,496          --            --
                                                  =========                                 =========

Net interest income........................                    $  19,025                           --    $  17,396           --
                                                               =========                                 =========
Ratio of average interest-earning
 assets to average interest-bearing
 liabilities...............................             1.08x                                     1.08x        --            --
Interest rate spread.......................                                    3.30%               --          --          3.40%
Net yield (net interest income as a percentagE
  of average interest-earning assets)......                          3.63%                         --            3.80%       --

Amortized loan fees included in loan
 receivable interest income................                    $   1,083                                 $   1,000

RATE VOLUME ANALYSIS
--------------------

         The "Rate Volume Analysis" table is contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report, which is incorporated herein by reference.

KEY OPERATING RATIOS
--------------------

         The following table provides certain performance ratios of the Bank for the periods indicated.

                                                                         Years Ended December 31,
                                                         --------------------------------------------------------
                                                         2000         1999         1998         1997         1996
                                                         ----         ----         ----         ----         ----
Return on average assets (net income divided
  by average total assets) ....................           1.08%        1.12%        1.11%        1.05%        1.01%

Return on average equity (net income divided
  by average equity) ..........................          15.48        16.22        15.95        15.57        15.33

Average equity to average assets ratio (average
  equity divided by average total assets) .....           6.96         6.91         6.99         6.73         6.56

Dividend payout ratio .........................          14.18%       15.30%       49.00%       45.80%       12.50%

LENDING ACTIVITIES
------------------

         GENERAL. The Bank's loan portfolio and loans held for sale totaled $489.6 million at December 31, 2000 (loans held for sale totaled $15.8 million of this amount). On that date before deductions, $74.4 million, or 15%, of total outstanding loans, including loans held for sale, consisted of loans secured by one-to-four-unit residential properties; $160.3 million, or 33%, consisted of loans secured by mortgages on over-four-unit residential properties; construction loans constituted $103.7 million, or 21%; and $159.9 million, or 33%, consisted of commercial real estate loans. The balance of the Bank's outstanding loans was comprised of consumer and business loans. (See table on next page).

         The Bank's principal lending activities have focused on the origination of conventional permanent loans on residential and commercial real estate. Total loans originated were $380.2 million and $310.4 million for the years ended December 31, 1998 and 1999, respectively, and $211.1 million for the year ended December 31, 2000.

         In order to maintain the interest rate sensitivity of its loan portfolio and investments, the Bank places an emphasis on the origination of adjustable-rate mortgage loans on residential and commercial properties, and construction, business, and consumer loans at interest rates subject to periodic adjustment based upon the prevailing Prime rate. At December 31, 2000, $431.3 million, or 88% of net loans receivable, including loans held for sale, were comprised of loans that were other than long-term, fixed-rate mortgage loans. This amount consists of $47.3 million in residential mortgage loans with rates adjustable at periods ranging from one to five years, $315.9 million in business loans and loans secured by income-producing and multifamily residential properties, $54.6 million in net construction loans, and $13.5 million in consumer loans.

          The following tables provide selected data relating to the composition of the Bank's loan portfolio by type of loan and type of security on the dates indicated.

                                                            At December 31,
------------------------------------------------------------------------------------------------------
                                          2000                   1999                    1998
                                          ----                   ----                    ----
                                   Amount       Percent    Amount     Percent     Amount       Percent
                                   ------       -------    ------     -------     ------       -------
                                                         (Dollars in Thousands)
TYPE OF LOAN:
Conventional Real
  Estate Loans:
    Interim construction loans   $ 103,727      21.19%   $  72,906      16.05%   $  60,641      15.67%
    Loans on existing property     198,240      40.49      186,632      41.07      160,068      41.37
    Loans refinanced .........     196,089      40.05      204,630      45.03      174,691      45.15
Insured or guaranteed real
    estate loans .............         257       0.05          275       0.06          320       0.08
Consumer loans ...............      34,219       6.99       24,435       5.38       17,465       4.52
Business loans ...............       5,033       1.03        3,347       0.74        2,629       0.68
Less -
    Loans in process .........     (40,087)     (8.19)     (29,959)     (6.59)     (21,765)     (5.63)
    Reserve for loan losses ..      (6,729)     (1.37)      (6,309)     (1.39)      (5,569)     (1.44)
    Deferred loan fees and
     other discounts .........      (1,198)     (0.24)      (1,576)     (0.35)      (1,574)     (0.40)
                                 ---------     ------    ---------     ------    ---------     ------

TOTAL ........................   $ 489,551     100.00%   $ 454,381     100.00%   $ 386,906     100.00%
                                 =========     ======    =========     ======    =========     ======
TYPE OF SECURITY:
Residential:
    One-to-four-family........   $  74,359      15.19%   $  96,418      21.22%   $  95,807      24.76%
    Multifamily...............     160,297      32.74      148,354      32.65      118,015      30.50
Construction..................     103,727      21.19       72,906      16.04       60,641      15.67
Commercial real estate........     159,930      32.66      146,765      32.30      121,257      31.34
Consumer loans................      34,219       6.99       24,435       5.38       17,465       4.52
Business loans................       5,033       1.03        3,347       0.74        2,629       0.68
Less -
    Loans in process..........     (40,087)     (8.19)     (29,959)     (6.59)     (21,765)     (5.63)
    Reserve for loan losses...      (6,729)     (1.37)      (6,309)     (1.39)      (5,569)     (1.44)
    Deferred loan fees and
      other discounts.........      (1,198)     (0.24)      (1,576)     (0.35)      (1,574)     (0.40)
                                 ---------     ------    ---------     ------    ---------     ------
TOTAL. . .....................    $489,551     100.00%   $ 454,381     100.00%   $ 386,906     100.00%
                                 =========     ======    =========     ======    =========     ======

(table continued)

                                                At December 31,
-------------------------------------------------------------------------------
                                           1997                   1996
                                           ----                   ----
                                   Amount     Percent      Amount     Percent
                                   ------     -------      ------     -------
                                             (Dollars in Thousands)
TYPE OF LOAN:
Conventional Real
  Estate Loans:
    Interim construction loans   $  44,494      12.35%   $  35,706      10.74%
    Loans on existing property     139,846      38.81      136,676      41.11
    Loans refinanced .........     183,165      50.83      169,244      50.91
Insured or guaranteed real
    estate loans .............         604       0.17        1,278       0.39
Consumer loans ...............      11,831       3.28        7,121       2.14
Business loans ...............       1,583       0.44          169       0.05
Less -
    Loans in process .........     (14,934)     (4.14)     (12,283)     (3.69)
    Reserve for loan losses ..      (4,858)     (1.35)      (3,882)     (1.17)
    Deferred loan fees and
     other discounts .........      (1,400)     (0.39)      (1,583)     (0.48)
                                 ---------     ------    ---------     ------

TOTAL ........................   $ 360,331     100.00%   $ 332,446     100.00%
                                 =========     ======    =========     ======
TYPE OF SECURITY:
Residential:
    One-to-four-family........   $ 117,285     32.55%    $ 131,894      39.68%
    Multifamily...............     101,317      28.12       85,042      25.58
Construction..................      44,494      12.35       35,706      10.74
Commercial real estate........     105,013      29.14       90,262      27.15
Consumer loans................      11,831       3.28        7,121       2.14
Business loans................       1,583       0.44          169       0.05
Less -
    Loans in process..........     (14,934)     (4.14)     (12,283)     (3.69)
    Reserve for loan losses...      (4,858)     (1.35)      (3,882)     (1.17)
    Deferred loan fees and
      other discounts.........      (1,400)     (0.39)      (1,583)     (0.48)
                                 ---------     ------    ---------     ------
TOTAL. . .....................   $ 360,331     100.00%   $ 332,446     100.00%
                                 =========     ======    =========     ======

         LOAN MATURITY. The following table sets forth certain information at December 31, 2000, regarding the dollar amount of loans maturing based on their contractual terms to maturity or repricing. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Loan balances exclude unearned discounts, deferred loan origination fees, and allowance for loan losses.

                                      Due        2 Years       3 Years
                                     Within      Through       Through
                                    One Year     3 Years       5 Years      After 5
                                      From        After         After        Years
                                    December     December      December     Through      Beyond
                                    31, 2000     31, 2000      31, 2000    10 Years     10 Years      Total
                                    --------     --------     --------     --------     --------     --------
                                                              (In Thousands)
Conventional Real Estate Loans:
 Interim construction loans ...     $ 63,639     $   --       $   --       $   --       $   --       $ 63,639
 Loans on existing property ...      131,167       34,776       18,565        3,332       10,400      198,240
 Loans refinanced .............      129,743       34,400       18,363        3,296       10,287      196,089
Insured or guaranteed
    real estate loans .........          180            5         --           --             72          257
Consumer loans ................       14,647        1,414        3,899       13,197        1,062       34,219
Business loans ................        4,640          293           71           29         --          5,033
                                    --------     --------     --------     --------     --------     --------
Total Loans ...................     $344,016     $ 70,888     $ 40,898     $ 19,854     $ 21,821     $497,477
                                    ========     ========     ========     ========     ========     ========

         The following table sets forth the dollar amount of all loans, categorized by fixed interest rates and floating or adjustable interest rates. Loan balances exclude unearned discounts, deferred loan origination fees, and allowance for loan losses.

                                               Due Within
                                     One Year From December 31, 2000                  Due After December 31, 2001
                                ----------------------------------------        ----------------------------------------
                                 Fixed         Adjustable                        Fixed        Adjustable
                                 Rates           Rates           Total           Rates           Rates           Total
                                --------        --------        --------        --------        --------        --------
                                                                    (In Thousands)

Mortgage loans...............   $ 11,273        $313,456        $324,729        $ 27,240        $106,256        $133,496
Consumer loans ...............       552          14,095          14,647          19,572            --            19,572
Business loans ...............        10           4,630           4,640             132             261             393
                                --------        --------        --------        --------        --------        --------
     Total...................   $ 11,835        $332,181        $344,016        $ 46,944        $106,517        $153,461
                                ========        ========        ========        ========        ========        ========

         RESIDENTIAL LOANS. At December 31, 2000, approximately 15% of the Bank's total loan portfolio, including loans held for sale, consisted of loans secured by one-to-four unit family dwellings located within the States of Washington, Oregon and Idaho.

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

         The Bank offers six-month, one-year, three-year, five-year, seven-year and ten-year loans with limitations on adjustments of two percent in any one year with a maximum lifetime interest rate adjustment of between four and six percent The Bank also offers fixed-rate loans, which it originates for sale in the secondary market. Since 1982, the Bank has generally followed a policy of not originating fixed-rate mortgages for its own portfolio.

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

         Multifamily loans are generally made in amounts between $500,000 and $2.0 million and at December 31, 2000, the largest multifamily loan was for $4.1 million. As of December 31, 2000, multifamily loans were $160.3 million, or 33%, of the loan portfolio as compared to $148.4 million, or 33%, in 1999.

         The Bank provides interim (construction) financing for residential and commercial property development. At December 31, 2000, the Bank had $103.7 million in construction loans of which $63.6 million was disbursed. These loans constituted 13% of the loan portfolio.

         Single-family construction loans are further designated by the Bank into two categories -- speculative and custom. Speculative (spec) construction loans are approved for builder-developers who generally first build the residence and then sell the property to the end buyer. Those loans typically are made for a 12-month period, which may be extended subject to negotiation and the payment of an extension fee. Interest rates on spec loans are tied to the Prime rate and are adjusted when the Prime rate changes. At the present time, rates quoted range from 1.0% to 2.0% above the prevailing Prime rate and are dependent upon the type of loan and its terms.

         Custom construction loans are originated directly to the borrower. The builder, the borrower has contracted with to build the residence, must be approved by the Bank, and the Bank oversees the disbursement of construction funds to the borrower and builder. These loans generally have thirty- or fifteen-year terms with the construction period ranging from six- to twelve months, with interest collected monthly based upon the disbursed balance of the loan. At the end of the construction period the terms of payment are modified to fully amortize the loan balance over the subsequent thirty- or fifteen-year term.

         The loan programs and interest rates offered for custom construction loans are typically the same as those offered for other one-to-four family residential loans. The fee structure for custom construction loans is 1% - 2% higher than that assessed other single-family loans with similar terms and conditions. The additional loan fee compensates the Bank for the extra cost and interest rate risk associated with this type of lending.

         At December 31, 2000, commercial real estate loans (excluding multifamily and construction loans) constituted $159.9 million, or approximately 33% of First Mutual's loan portfolio, including loans held for sale. These loans are typically secured by office buildings, warehouse, commercial and retail centers located in First Mutual's primary lending area in the Greater Puget Sound area and Western Oregon. Permanent commercial real estate loans are normally made up to 75% of the appraised value of the property and generally have interest rates which are adjusted annually based on the constant maturity index of the one-year United States Treasury Bill plus a spread ranging from 3.00% to 4.00%.

         Income property loans, consisting of multifamily, construction and commercial real estate loans, totaled $369.0 million at December 31, 2000. That figure compares to $326.8 million at year-end 1999 and $261.3 million at year-end

1998. The increase in income property loans of $107.7 million, or 41%, over a two-year period is a result of both an increase in the asset size of the Bank and an emphasis on income property lending.

         The assets of the Bank totaled $581 million at year-end 1999, which compares to $643 million at December 31, 2000. An increase in asset size will typically result in an increase in all types of portfolio loans.

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

         The Bank's underwriting criteria are designed to evaluate and minimize the risk of income property real estate lending. Among other things, the Bank considers the credit history and reputation of the borrower, the borrower's net worth and liquidity, the amount of the borrower's equity in the project, independent appraisal and review of cost estimates, pre-construction sale and leasing information, and cash flow projections of the borrower. To manage and control the risk inherent in this type of lending, the Bank has adopted a concentration of credit policy which, among other things, generally limits the amount the Bank can lend to any one borrower to $5.0 million unless this requirement is waived by the Investment Committee of the Board of Directors.

         BUSINESS BANKING. The Business Banking Department makes loans for "owner-occupied" commercial real estate properties, construction loans and non-real-estate-based business loans. At year-end 2000, total business banking loans grew to $37.1 million compared to $28.2 million the previous year. Non real-estate business loans included in those totals were $4.6 million and $3.3 million at December 31, 2000 and 1999, respectively.

         Business banking commercial real estate loans are typically made on "owner-occupied" properties. The Business Banking Department analyzes the owner's business that occupies the property, and looks at the business's cash flow as the primary source of repayment. The real estate collateral provides secondary security to the loan. Non real-estate business loans are typically extended to medium-sized businesses for the purpose of financing inventory, accounts receivable, equipment, facilities, etc.

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

         CONSUMER LOANS. The Bank originates consumer loans through four departments: sales finance lending, home equity lending, direct consumer lending, and community business lending. Consumer loans totaled $35.6 million at December 31, 2000 compared to $24.4 million the previous year. The increase is primarily in sales finance lending. At December 31, 2000, sales finance loans totaled $18.3 million compared to $11.0 million in 1999.

         The Sales Finance Department began operations during the third quarter of fiscal 1997. This department purchases primarily non-recourse consumer financing contracts from approved dealers in Washington, Oregon, Idaho, and California. Typical collateral for these contracts include retrofitted windows, siding, roofs, spas, and motorcycles. Dealers must be approved with the Bank prior to the purchase of contracts. Before a contract is purchased, Bank personnel make independent credit decisions of the borrowers by checking the creditworthiness of the borrower, calculating debt-to-income ratios, and evaluating the value of the collateral purchased. The financing contracts are secured and the Bank's lien is perfected by the use of a Financing Statement on home improvement loans over $5,000 and by the vehicle titles on vehicles. The terms of the contracts are fixed rate and vary in term from two to 10 years.

         The Bank originates home equity loans and lines of credit for its portfolio and for sale to others in the secondary market. These loans are secured by a second mortgage deed-of-trust on residential real estate occupied by the borrower or owned by the borrower as an investment. Home equity loans totaled $13.3 million at December 31, 2000 compared to $11.1 million in 1999.

         The Bank's current strategy regarding home equity loans is to sell fixed-rate installment second mortgages and higher loan-to-value revolving lines-of-credit. Revolving lines-of-credit retained in the Bank's portfolio generally have a combined loan-to-value of less than 80%. All revolving lines-of-credit are tied to the Prime rate plus a margin. The margin is determined based on the loan-to-value ratio, the creditworthiness of the borrower, and the borrower's debt-to-income ratio. The interest rates charged to the borrower are adjustable and change based on the Prime rate. The underwriting and insurance requirements for the Bank's home equity products fall under the same underwriting guidelines and standards as the Bank's residential loans. See "Residential Loans."

         The Direct Consumer Lending Department began operations in the second quarter of fiscal 1998. The Department processes and closes consumer loan requests generated within the Bank's deposit branches and from lending officers. The lending products offered fall into two categories: collateral based loans (automobiles, boats, recreational vehicles, home improvement, etc.), and unsecured lines-of-credit. The underwriting criteria for collateral-based loans are similar to that of the sales finance loans noted above. Primary consideration is given to the borrower's capacity to repay the obligation. A secondary consideration on secured consumer loans is the value of the loan collateral as a source of repayment. The underwriting criteria on the unsecured lines-of-credit call for a higher level of borrower creditworthiness because of the unsecured nature of these loans. The terms on the collateral based loans are fixed rates with terms of up to 10 years. The unsecured lines-of-credit are variable and tied to the Prime rate plus a margin. Direct consumer loans totaled $1.9 million at December 31, 2000 as compared to $953,000 at year-end 1999.

         Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans, which are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral. At December 31, 2000, consumer loans past due 90 days or more totaled $33,000 as compared to $27,000 at year-end 1999.

         The Community Business Banking Department began operations in the fourth quarter of fiscal 1999. The Department processes and closes small business loan requests originating in the branch system, through referrals from other lines of business or from lending officers. The credit products available are small, unsecured lines-of-credit, larger secured lines-of-credit and term loans. The primary factors for approval are the borrower's ability to repay and guarantor creditworthiness. Collateral is taken as an abundance of caution for small business loans and lines, and is not a factor when evaluating credit applications. The unsecured lines-of-credit are open-ended and have a variable rate tied to the Prime rate. Secured lines-of-credit carry a twelve-month term and also have a variable rate tied to Prime. Term loans have a maturity of seven years or less and have a variable interest rate tied to Prime. Community business loans totaled $481,000 at December 31, 2000 as compared to $50,000 at year-end 1999.

         LOAN SOLICITATION AND PROCESSING. The Bank relies upon its employees to solicit and/or originate business, consumer, income property and residential loans. The Bank also utilizes the services of mortgage brokers. Residential mortgage brokers take applications from borrowers, process the credit information, obtain property appraisals, and then submit the loan to First Mutual for approval. If approved, the loan is funded by and closed in the name of First Mutual. Income property brokers are generally limited to taking the initial application from borrowers. Mortgage brokers provide the Bank with a cost-effective method of originating loans in a broader geographic area than the Bank's customer base. Approximately 72% of all residential loans closed during the year ended December 31, 2000, were obtained through mortgage brokers as compared to 59% at December 31, 1999.

         The Bank's lending policy is reviewed annually and approved by the Board of Directors. Residential loans up to specified limits may be approved by a member of the Loan Committee or designated underwriters. Income property loans up to $1,000,000, and business loans up to $400,000 are approved by the Loan Committee, which consists of officers Valaas, Mandery, Boudreau, Harlan, Young, Walkky, Werth and Chermak. Mr. Walkky is no longer employed by the Bank as of first quarter 2001. All residential, income property and business loans with cumulative extensions of credit over $1,000,000 are further reviewed and subject to approval by the Investment Committee, which is comprised of Directors Valaas, Parker, Wallace (Robert), Florence, Doud and Rowley.

         LOAN ORIGINATIONS AND SALES. Loan originations decreased in 2000 to $211 million from $310 million in 1999 and the comparable figure for 1998 was $380 million. The decrease in originations came from residential loan closings, which decreased from $122 million in 1999 to $67 million in 2000. In addition, income property and business loan originations decreased from $170 million in 1999 to $118 million in 2000.

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

         The Bank began selling loan servicing rights for which it typically receives a fee of 1.50% to 2.25% of the loan principal balance. The Bank sold $93 million of its servicing rights in the first quarter of 1998, $51 million in 2000, and the final bulk sale in January 2001 of $78 million. The net gain on the sales of servicing rights totaled $849,000, 589,000, and $810,000 for 1998, 2000 and 2001, respectively. The Bank's intent is to continue to sell servicing rights as they are originated through our Residential Lending Department. (See further discussions on this subject in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report, under the caption Gain on Sales of Loans.)

         As of December 31, 2000, the Bank was servicing loans for others aggregating approximately $174 million as compared to $194 million in 1999. Loan servicing fees, net, totaled $552,000 for the year ended December 31, 2000 and

$469,000 for the year ended December 31, 1999.

         Currently, long-term mortgage loans are being originated for sale in the secondary mortgage market to FNMA, which is a publicly owned quasi-governmental agency that purchases residential mortgage loans from federally insured financial institutions and certain other lenders. During the year ended December 31, 2000, the Bank securitized and sold $42.7 million in loans as compared to $110 million during 1999.

         Set forth below is a table showing the Bank's loan origination and sales activity for the periods indicated.

                                                                 Years Ended December 31,
                                                      ---------------------------------------------
                                                        2000               1999              1998
                                                      ---------         ---------         ---------
                                                                     (In Thousands)
Total loans at beginning
  of period (net of undisbursed loan proceeds)        $ 462,266         $ 394,050         $ 366,589
Loans originated:
  Real estate loans:
    Construction loans .......................           78,207            61,045            52,917
    Loans on existing property ...............           77,843           165,220           187,802
    Loans refinanced .........................           28,745            67,885           124,639
    Insured and guaranteed loans .............            2,022              --                --
  Consumer and other loans ...................           24,248            16,249            14,826
                                                      ---------         ---------         ---------
           Total loans originated ............          211,065           310,399           380,184

Principal reductions .........................         (133,082)         (132,194)         (144,764)
Loans sold:
  Whole loans ................................          (36,972)         (104,463)         (197,404)
  Participation loans ........................           (5,799)           (5,526)          (10,555)
                                                      ---------         ---------         ---------
           Total loans sold ..................          (42,771)         (109,989)         (207,959)
                                                      ---------         ---------         ---------
Total gross loans at end of period (net of
  undisbursed loan proceeds) .................        $ 497,478         $ 462,266         $ 394,050
                                                      =========         =========         =========

         LOAN COMMITMENTS. First Mutual's commitments to make conventional mortgage loans on existing residential dwellings are generally made for periods of 30 to 60 days. The borrower may reserve ("lock-in") an interest rate and loan fee for a period of 10 to 60 days from the date of application. This reservation is conditioned upon loan approval and closing within this time frame. Interest rates and loan fees committed at the time of the lock-in are based upon the prevailing market rate at the time of approval. Outstanding commitments to borrowers for loans, including commitments for income property loans totaled $120.3 million at December 31, 2000 and $74.3 million at year-end 1999.

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

         REAL ESTATE HELD FOR SALE AND NON-PERFORMING LOANS. Loans are defined as non-performing when any payment of principal and/or interest is 90 days past due unless the loan is well secured and is in process of collection. While generally the Bank is able to work out a satisfactory repayment schedule with a delinquent borrower, the Bank will undertake foreclosure proceedings if the delinquency is not otherwise resolved. Property acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as "held for sale" until such time as it is sold or otherwise disposed. At December 31, 2000, the total of non-performing loans, repossessed assets, and real estate acquired through foreclosure was $2.5 million compared to $352,000 at year-end 1999.

         The following table sets forth information regarding non-performing assets at the dates indicated.

                                                            At December 31,
                                                 ------------------------------------
                                                  2000           1999           1998
                                                 ------         ------         ------
                                                        (Dollars in Thousands)
Loans greater than 90 days delinquent and
    still accruing ......................        $ --           $ --           $ --
Restructured troubled loans .............          --             --             --
Nonaccrual loans ........................         1,111            343            298
Other assets and real estate acquired
     through foreclosure ................         1,353              9             38
                                                 ------         ------         ------
  Total .................................        $2,464         $  352         $  336
                                                 ======         ======         ======

As a percentage of net loans ............           0.5%           0.1%           0.1%
As a percentage of total assets .........           0.4%           0.1%           0.1%

Gross interest income that would have
   been recorded in the period if loans
   had been current with original terms .        $  100         $   60         $   21

Interest income on loans included
   in net income for the period .........        $   53         $   33         $   16

         Non-performing assets for 2000 were composed of loans collateralized by single-family residences, consumer loans, lot loans, and construction loans.

RESERVE FOR LOAN LOSSES
-----------------------

         The reserve for loan losses is maintained at a level sufficient to provide for estimated losses based on known and inherent risks in the loan portfolio. This reserve is based upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio; actual loan loss experience; current and anticipated economic conditions; detailed analysis of individual loans for which full collectibility may not be assured and for which impairment may be present; and determination of the existence and fair value of the collateral and guarantees securing the loans. The reserve is based upon factors and trends identified by management at the time the financial statements are prepared. The ultimate recovery of loans is susceptible to future market factors beyond the Bank's control, which may result in losses or recoveries differing significantly from those provided in the financial statements. At December 31, 2000, the reserve for loan losses totaled $6.7 million compared to $6.3 million at December 31, 1999.

         A $530,000 provision for loan losses was charged to operations in fiscal 2000, which was prompted by several factors. First, the mixture of residential loans to income property loans has changed materially over the last few years. In

1996 residential loans amounted to $130.1 million, or 39.1% of the total loan portfolio of $332 million. At the end of fiscal 2000, residential loans equaled $72.9 million, or 14.9% of the total loan portfolio of $474 million. The national norm for savings institutions is 69.6% residential loans and 30.4% commercial and consumer loans (derived from the third quarter 2000 FDIC Quarterly Banking Profile). For the average commercial bank, the comparable ratio is 24.4% of residential loans and 75.6% of commercial and consumer loans, which is almost identical to First Mutual's ratio at December 31, 2000. The Bank considered the higher risk level in a portfolio that was shifting to a greater emphasis on commercial and income property lending.

         At year-end 2000 the ratio of First Mutual's reserves to total loans was 1.36% as compared to 1.37% the previous year. That ratio compares to the national average for commercial banks of 1.66%, and for savings institutions of
 .88%. First Mutual believes that its reserve for loan loss is consistent with its peers. A further discussion of the Bank's reserve for loan losses is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Annual Report.

         While the Bank believes it has established its existing reserve for loan losses in accordance with generally accepted accounting principles as of December 31, 2000, there can be no assurance that regulators, when reviewing the Bank's loan portfolio in the future, will not request the Bank to increase its reserve for loan losses, thereby adversely affecting the Bank's financial condition and earnings. See the Consolidated Financial Statements contained in the Annual Report.

         The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                                        Years Ended December 31,
                                                          ---------------------------------------------------
                                                          2000         1999       1998        1997       1996
                                                          ----         ----       ----        ----       ----
                                                                            (In Thousands)
Balance at beginning of period........................  $ 6,309     $ 5,569     $ 4,858     $ 3,882    $ 2,223

     Charge-offs......................................     (112)        (68)        (39)         --        (41)
        Residential real estate and other loans.......     (112)        (45)        (39)         --        (41)
        Commercial real estate........................        -         (23)         --          --         --
        Construction..................................        -          --          --          --         --
     Recoveries.......................................        2           3          --          --         --
        Residential real estate and other loans.......        2           3          --          --         --
        Commercial real estate........................        -          --          --          --         --
        Construction..................................        -          --          --          --         --
     Provision........................................      530         805         750         976      1,700
                                                        -------    --------     -------     -------     ------
Balance at end of period..............................  $ 6,729     $ 6,309     $ 5,569     $ 4,858    $ 3,882
                                                        =======     =======     =======     =======    =======

Ratio of net charge-offs during the period to
  average loans outstanding during the period.........        0%          0%          0%          0%         0%

INTEREST RATE RISK MANAGEMENT
-----------------------------

        Interest rate risk expense is the result of both repricing and basis risk. Repricing risk occurs when interest-rate-sensitive asset and liability positions reprice at different times as interest rates change. The analytical methods that are used by the Bank to evaluate repricing risk include the gap report, earnings simulation and market value analysis.

Gap Report
----------

        The gap report shows the amount of asset repricing and maturing in various time periods versus the amount of liabilities. Although the gap report is much simpler than the other techniques for measuring rate risk it fails to capture certain important information. Maturities are not necessarily the same in different interest rate environments, prepayment options will affect the timing of principal, loan caps are not captured, etc. Even with its short-comings the gap report is a useful tool in assessing interest rate risk when combined with other more dynamic devices. The Bank had a negative (more liabilities repricing than assets) 3.7% one-year interest rate sensitivity ratio at December 31, 2000, as compared to a negative 15.3% at December 31, 1999.

Earnings Simulation
-------------------

        Earnings simulations forecast the effect on earnings over selected periods for different interest rate environments. Prepayment behavior in diverse interest rate scenarios as well as loan caps may be simulated. Loans whose rates are linked to the Prime and CMT (Constant Maturity Treasury) indices are distinguishable. In addition, the effects of forecasted loan and deposit growth may be included and excluded. Various forecast assumptions may be used. The Bank's interest rate shock results are shown below for December 31, 1999 and December 31, 2000.

--------------------------------------------------------------------------------------
                        2000 Percentage Change              1999 Percentage Change
Immediate Change    ------------------------------     -------------------------------
in Interest Rates   Net Interest     Net Portfolio     Net Interest      Net Portfolio
(in basis points)     Income           Value              Income             Value
--------------------------------------------------------------------------------------
     +400              (1)%            (28)%               (15)%             (49)%
     +300               0              (20)                (11)              (38)
     +200               1              (12)                 (8)              (26)
     +100               1               (5)                 (4)              (14)
     (100)             (3)               2                   1                 5
     (200)             (5)               1                   0                 8
     (300)            (10)              (4)                 (2)                6
     (400)            (14)              (7)                 (4)                2
--------------------------------------------------------------------------------------

Market Value Analysis
---------------------

         Market value analysis goes beyond simulating earnings for a specified time period to generating principal and interest cash flows for the entire life of all assets and liabilities. These cash flows are then discounted back to the present. Prepayment behavior in different interest rate scenarios can then be modeled. Loan caps can be simulated. Loans tied to Prime versus the CMT can be distinguished. The effect of forecasted loan and deposit growth can both be included and excluded. Different forecast assumptions can also be used.

         Basis risk arises from a shift in the relationship of the rates on different financial instruments. Over the last five years there has been an adverse shift in the basis relationship between the funding sources, and the Bank's principal asset, the loan portfolio.

         The Bank's funding sources, largely deposits and Federal Home Loan Bank advances, tend to follow the London Interbank Offering Rate (LIBOR) market. The adjustable rate loan portfolio, which constitutes 88% of the portfolio, is predominately indexed to the CMT index. To the extent that LIBOR and treasury markets move in synchronization basis risk is minimized. However, over the last five years these two markets, as measured by the one-year LIBOR and CMT have gradually diverged. In 1996 the trailing 12-month average for the one-year LIBOR exceeded the one-year CMT by a range of .19%-.25%. That range increased to
 .27%-.45% in 1997, with a further increase in the range to .46%-.49% in 1998, .51%-.72% in 1999, and .73%-.85% in year 2000. Each rise in the range compressed the Bank's net interest margin, as the CMT failed to move to the same degree as the shift in the LIBOR.

         The Treasury Department has announced the discontinuance of the one-year Treasury security, although it will continue to calculate and publish a one-year CMT index. How this change will effect the basis relationship with the one-year LIBOR is speculative at this time.

         The Bank is currently exploring and may change the index on which it bases its adjustable rate loan portfolio. That action would be prospective and would not affect the existing loans.

INVESTMENT ACTIVITIES
---------------------

        Under Washington law, savings banks are permitted to own government and government agency obligations, commercial paper, corporate bonds, mutual fund shares, debt and equity obligations issued by creditworthy entities, whether traded on public securities exchanges or placed privately for investment purposes. The Bank holds a portfolio of mortgage-backed securities, real estate mortgage investment conduits (REMICS), corporate and municipal bonds and common stock. Subject to certain exceptions, the Bank is prohibited by FDIC regulations from making equity investments of a type, or in an amount, that is not permissible for national banks.

        The Chief Financial Officer of the Bank determines appropriate investments in accordance with the Investment Committee of the Board of Directors' and the approved investment policy. The policy generally limits investments to US Government and agency securities and mortgage-backed securities issued and guaranteed by FHLMC, FNMA and GNMA. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, the Bank's liquidity position and anticipated cash needs and sources. In addition, the effect on the Bank's credit and interest rate risk, and risk-based capital is also included in the evaluation.

        At December 31, 2000, the book value of the Bank's investment securities portfolio totaled $123.6 million, while the estimated fair market value amounted to $123.3 million as compared to $106.4 million and $102.8 million, respectively, for 1999. Securities with stated maturities greater than ten years comprised 38.3% of the investment portfolio in 2000. Mortgage-backed securities guaranteed by the FNMA, FHLMC, and the GNMA totaled $73 million including those available for sale. From time to time, investment levels may be increased or decreased depending upon a number of factors. These factors include the yields on investment alternatives and upon management's judgement as to the attractiveness of the yields then available in relation to other opportunities and its expectations of the level of yield that will be available in the future. In addition, management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities is also a consideration. As a result of these factors, during the past year the Bank's investment portfolio has increased 16%.

        US GOVERNMENT AND AGENCY OBLIGATIONS. At December 31, 2000 the Bank's portfolio of US Government and agency obligations had a book value and fair market value of $47 million. The portfolio includes FHLB bonds and structured notes and FHLMC and FNMA agency securities. At December 31, 2000 the interest rates on these obligations ranged from 5.53% to 7.25%.

        MORTGAGE-BACKED SECURITIES. The Bank purchases mortgage-backed securities to: (i) generate positive interest rate spreads on large principal balances with minimal administrative expense, (ii) lower the credit risk of the Bank as a result of the guarantees provided by the FHLMC, FNMA, and GNMA, (iii) enable the Bank to use mortgage-backed securities as collateral for financing, and (iv) invest excess funds during periods of reduced loan demand. Included in the Bank's mortgage-backed securities portfolio are FNMA, FHLMC, and GNMA mortgage-backed obligations with a book value and market value totaling $73 million. In comparison, the related figures for 1999 totaled $61 million and $58 million, respectively. Also included in the Bank's mortgage-backed security portfolio are REMICS with a book value of $346,000 ranging in maturity from 2002 to 2022.

        Mortgage-backed securities typically represent a participation interest in a pool of single-family or multifamily mortgages. The principal and interest payments on these mortgages are passed from the mortgage originators, through intermediaries (generally US Government agencies and government-sponsored enterprises) that pool and resell the participation interests in the form of securities, to investors such as the Bank. Such US Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, FNMA, and the GNMA. Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that fall within a specified range and have varying maturity's. Mortgage-backed securities generally yield less than loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Bank. These types of securities also permit the Bank to optimize its regulatory capital because they have a low risk weighting.

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

        At December 31, 2000, corporate and municipal bonds included $2.5 million of Merrill Lynch corporate bonds and six Washington State municipal bonds that are rated AA or better.

        For further information concerning the Bank's investment portfolio, reference is made to Note 3 and 4 of the Notes to Consolidated Financial Statements in the Annual Report.

        The following table sets forth information regarding the Bank's mortgage-backed securities (including REMICs) activity for the periods indicated.

                                                       Years Ended December 31,
                                              -----------------------------------------
                                                2000            1999             1998
                                              --------        --------         --------
                                                           (In Thousands)
Beginning balance ....................        $ 59,595        $ 39,286         $ 23,363

Mortgage-backed securities purchased .          22,038          32,768           29,419

Amortization of premiums and discounts             654            (989)             (20)
Principal repayments .................          (8,942)        (11,470)         (13,476)
                                              --------        --------         --------
     Ending balance ..................        $ 73,345        $ 59,595         $ 39,286
                                              ========        ========         ========

         The following table sets forth the composition of the Bank's mortgage-backed securities portfolio at the dates indicated.

                                                               Years Ended December 31,
                                   --------------------------------------------------------------------------------
                                            2000                         1999                         1998
                                   ---------------------         ---------------------         --------------------

                                                 Percent                       Percent                       Percent
                                    Amount       of Total         Amount       of Total        Amount        of Total
                                   -------        ------         -------        ------         -------        ------
                                                                       (Dollars in Thousands)
Mortgage-backed securities:
 FHLMC ....................        $ 1,958          2.67%        $ 2,227          3.74%        $ 4,223         10.75%
 FNMA .....................         69,347         94.55          54,992         92.27          31,916         81.24
 GNMA .....................          1,694          2.31           1,752          2.94           1,996          5.08
 REMICs ...................            346          0.47             624          1.05           1,151          2.93
                                   -------        ------         -------        ------         -------        ------
   Total ..................        $73,345        100.00%        $59,595        100.00%        $39,286        100.00%
                                   =======        ======         =======        ======         =======        ======

         The following table presents the carrying value of the Bank's investment securities portfolio. The market value of the Bank's investments in the table at December 31, 2000, was approximately $123.3 million.

                                                             At December 31,
                                                ----------------------------------------
                                                  2000            1999            1998
                                                --------        --------        --------
                                                             (In Thousands)
Investment securities:
  U.S. Government and agency obligations        $ 46,666        $ 42,653        $ 39,643
  Corporate and municipals .............           3,644           3,159           3,172
  Mortgage-backed certificates .........          73,345          59,595          39,286
  FNMA Stock ...........................              35              24              30
                                                --------        --------        --------
Total ..................................        $123,690        $105,431        $ 82,131
                                                ========        ========        ========

           The following table provides the scheduled maturities, carrying values, market values and average yields for the Bank's investment securities at December 31, 2000.

                                                         One to          One to    Five to        Five to     More            More
                                 One           One        Five            Five       Ten            Ten     than Ten        than Ten
                                 Year         Year       Years           Years      Years          Years      Years           Years
                                 Book         Yield       Book           Yield       Book          Yield       Book           Yield
                               --------        ----     --------          ----     --------         ----     --------          ----
                                                                       (Dollars in Thousands)
U.S. Agencies and Treasuries.  $   7,996       6.62%    $ 33,672          6.08%     $4,997          6.15%    $      -           -  %
Corporate & Municipals*......         -           -        2,523          6.00           -             -        1,121          5.92
FHLMC Certificates...........         -           -            -             -           -             -        1,949          8.44
FNMA Certificates............         -           -        5,822          5.53      21,016          5.68       42,403          6.78
GNMA Certificates............         -           -            -             -           -             -        1,714          6.50
REMICs-FNMA..................         -           -          235          6.00           -             -          111          6.50
                               --------        ----     --------          ----     --------         ----     --------          ----
Total........................  $  7,996        6.62%    $ 42,252          6.00%    $ 26,013         5.77%    $ 47,298          6.81%
                               ========        ====     ========          ====     ========         ====     ========          ====

(table continued)

                                    Total       Total
                                     Book       Market          Yield
                                   --------    --------          ----
                                         (Dollars in Thousands)
U.S. Agencies and Treasuries.      $ 46,665    $ 46,570          6.18%
Corporate & Municipals*......         3,644       3,552          5.98
FHLMC Certificates...........         1,949       1,977          8.44
FNMA Certificates............        69,241      69,141          6.34
GNMA Certificates............         1,714       1,694          6.50
REMICs-FNMA..................           346         346          6.16
                                   --------    --------          ----
Total........................      $123,559    $123,280          6.30%
                                   ========    ========          ====

* Municipal bond yields are not shown on a tax equivalent basis.

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS
---------------------------------------------

         GENERAL. Savings accounts and other deposits have traditionally been an important source of the Bank's funds for use in lending and for other general business purposes. Over the course of the past year deposits have increased as compared to 1999 when the Bank experienced a decrease in deposits over the course of the year. As a result of the current year increase the Bank was able to pay down its FHLB advances slightly and use deposits to fund loan growth. In addition to deposit accounts, the Bank derives funds from loan repayments, interest payments, loan sales, FHLB advances and other borrowings and operations. The availability of funds from loan sales is influenced by general interest rates and other market conditions. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows vary widely and are influenced by prevailing interest rates and money market conditions. Borrowings are used on a short-term basis to compensate for reductions in deposits or deposit inflows at less than projected levels and are used on a longer-term basis to support expanded lending activities.

         DEPOSITS. First Mutual offers a number of deposit accounts, including savings accounts, NOW checking, business checking accounts, money market accounts and time deposit accounts, ranging in maturity from 30 days to ten years. Deposit account terms vary with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate.

         JUMBO TIME DEPOSITS. The Bank offers jumbo, mini-jumbo and public funds mini-jumbo time deposits. These accounts are offered for minimum terms of 30 days and in minimum amounts of $100,000, $50,000, and $20,000, respectively.

         The following table indicates the amount of the Bank's jumbo time deposits by time remaining until maturity as of December 31, 2000. Jumbo time deposits require minimum deposits of $100,000, and rates paid on such accounts are negotiable.

                                                                      Jumbo
     Maturity Period                                              Time Deposits
     ---------------                                              -------------
                                                                  (In Thousands)

      Three months or less...................................       $   28,261
      Four through six months  ..............................           22,561
      Over six through twelve months.........................           52,722
      Over twelve months.....................................           16,423
                                                                   -----------
       Total.................................................        $ 119,967
                                                                     =========

         IRA ACCOUNTS. The Bank offers tax-deferred individual retirement accounts (IRA). IRA accounts are offered on the same terms as the time deposits noted below. In addition, the Bank offers a money market account to IRA customers. The money market IRA requires a minimum balance of $100.

         DEPOSIT FLOWS. The following table sets forth the balance of savings deposits in the various types of savings accounts offered by the Bank at the dates indicated.

                                     Balance at                           Balance at                           Balance at
                                      December     % of      Increase      December     % of      Increase      December     % of
                                      31, 2000    Deposits  (Decrease)     31, 1999   Deposits   (Decrease)     31, 1998   Deposits
                                      --------     -----     --------      --------     -----     --------      --------     -----
                                                                            (Dollars in Thousands)
NOW and Business
 Checking Accounts ................   $ 29,083       6.4%    $  4,610      $ 24,473       6.1%    $ (5,057)     $ 29,530       7.2%
Jumbo Time Deposits ...............    119,967      26.2       23,035        96,932      24.2       (1,724)       98,656      24.0
Mini-Jumbo Time Deposits ..........         --        --           --            --        --          (94)           94        --
Super NOW Checking Accounts .......      2,199       0.5          613         1,586       0.4          454         1,132       0.3
Savings Accounts ..................      8,350       1.8       (2,668)       11,018       2.8       (1,229)       12,247       3.0
Money Market Deposit Accounts .....     65,648      14.4       (8,134)       73,782      18.4        5,524        68,258      16.6
3 Months or less Time Deposits ....        928       0.2         (320)        1,248       0.3         (695)        1,943       0.5
4-6 Month Time Deposits ...........     11,095       2.4        4,664         6,431       1.6      (10,936)       17,367       4.2
7 Month-One Year Time Deposits ....    107,106      23.4       32,127        74,979      18.7      (27,185)      102,164      24.8
13 Month-Five Year Time Deposits ..    112,227      24.5        3,631       108,596      27.2       29,986        78,610      19.1
6-10 Year Time Deposits ...........        889       0.2         (240)        1,129       0.3         (121)        1,250       0.3
                                      --------     -----     --------      --------     -----     --------      --------     -----
     Total Deposits ...............   $457,492     100.0%    $ 57,318      $400,174     100.0%    $(11,077)     $411,251     100.0%
                                      ========     =====     ========      ========     =====     ========      ========     =====

IRA/Keogh Accounts ................   $ 24,556       5.4%    $  2,889      $ 21,667       5.4%    $   (704)     $ 22,371       5.4%
                                      ========     =====     ========      ========     =====     ========      ========     =====

         The following table represents an analysis of the Bank's deposit accounts by interest rate and maturity ranges at December 31, 2000.

                                            1 Year to    2 Years to
                               Less Than      Less          Less        5 Years
                                One Year   Than 2 Years Than 5 Years    or more      Total
                                --------     --------     --------     --------     --------
                                                           (In Thousands)
Less than 4.01% ...........     $ 42,808     $  1,249     $    289     $   --       $ 44,346
4.01 - 5.00% ..............       69,042          142          257            3       69,444
5.01 - 6.00% ..............       60,927        7,532        4,998          137       73,594
6.01 - 8.00% ..............      232,632       34,970        2,208          218      270,028
8.01 - 10.00% .............           80         --           --           --             80
                                --------     --------     --------     --------     --------
Total.....................      $405,489     $ 43,893     $  7,752     $    358     $457,492
                                ========     ========     ========     ========     ========

       The following table provides the savings activity for the periods indicated.

                                      Years Ended December 31,
                               --------------------------------------
                                 2000           1999           1998
                               ---------     ---------      ---------
                                           (In Thousands)

Deposits .................     $ 919,230     $ 809,150      $ 650,908
Withdrawals ..............       884,666       838,997        632,287
                               ---------     ---------      ---------

Net Deposits (Withdrawals)
  Before Interest Credited        34,564       (29,847)        18,621
Interest Credited ........        22,754        18,770         19,802
                               ---------     ---------      ---------

Net Increase (Decrease) in

   Deposits ..............     $  57,318     $ (11,077)     $  38,423
                               =========     =========      =========

         For further information concerning the Bank's deposits, reference is made to Note 9 of the Notes to Consolidated Financial Statements in the Annual Report.

         BORROWINGS. Deposits are the primary source of funds for First Mutual's lending and investment activities and for its general business purposes. The Bank does rely, however, upon advances from the FHLB to supplement its supply of lendable funds and to meet deposit and withdrawal requirements. The FHLB serves as the Bank's primary borrowing source. Advances from the FHLB are typically secured by a portion of the Bank's first mortgage loans and multifamily permanent loans. At December 31, 2000, First Mutual had advances totaling $133,035,000 from the FHLB, which mature in 2001 through 2010 at interest rates ranging from 4.93% to 7.58%.

         The Company relies on borrowings from other banks. Other advances totaled $250,000 at the end of 2000. For further information on the Company's borrowings, see Note 10 of the Notes to Consolidated Financial Statements in the Annual Report.

                                                   Years Ended December 31,
                                          ------------------------------------
                                            2000          1999          1998
                                          --------      --------      --------
                                                     (In Thousands)

FHLB advances .........................   $133,035      $134,237      $ 31,765
                                          ========      ========      ========


FHLB advances:
   Maximum outstanding at any month end   $135,979      $134,237      $ 39,755
   Average outstanding ................    125,639        88,471        33,441
   Weighted average interest rates:
        Annual ........................      6.297%        5.288%        5.798%
        End of Year ...................      6.387%        5.513%        5.236%

Other advances ........................   $    250      $    250          --

         The FHLB functions as a central reserve bank providing credit for commercial banks, savings banks, savings and loan associations and certain other member financial institutions. As a member, First Mutual is required to own capital stock in the FHLB and is authorized to apply for advances on the security of its home mortgages and other assets (principally securities which are obligations of, or guaranteed by, the United States Government) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Limitations on the amount of advances are based on the FHLB's assessment of the institution's creditworthiness. Under its current credit policies, the FHLB has limited advances to First Mutual to 40% of its assets. At December 31, 2000, the percentage of assets represented by FHLB borrowings was 21%. See "Regulation and Supervision - Federal Home Loan Bank System" below.

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

         DEPOSIT INSURANCE. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC administers two separate deposit insurance funds: the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). The BIF is a deposit insurance fund for commercial banks and some state-chartered savings banks, such as First Mutual. The SAIF is a deposit insurance fund for most savings associations. As an insurer of the Bank's deposits, the FDIC has examination, supervisory and enforcement authority over the Bank.

         The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution's insurance assessment varies according to the level of capital the institution holds and the degree to which it is the subject of supervisory concern. In addition, regardless of the potential risk to the insurance fund, federal law requires the ratio of reserves to insured deposits at $1.25 per $100. Both funds currently meet this reserve ratio. During 2000, the assessment rate for both SAIF and BIF deposits ranged from zero to 0.27% of covered deposits. As a well-capitalized bank, First Mutual qualified for the lowest rate on its deposits for 2000.

         In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Finance Corporation (FICO) to service FICO debt incurred in the 1980's to help fund the thrift industry cleanup. The FICO assessment rate is adjusted quarterly.

         Prior to 2000, the FICO assessment rate for BIF-insured deposits was one-fifth the rate applicable to deposits insured by the SAIF. Beginning in 2000, SAIF- and BIF-insured deposits were assessed at the same rate by FICO. As a result, BIF FICO assessments are higher than in previous periods while SAIF FICO assessments are lower. During 2000, BIF FICO assessment rates ranged from
2.12 cents to 2.02 cents per $100 of insured deposits. For the first quarter of 2001, the annualized rate will be 1.96 cents per $100 of insured deposits.

         Any insured bank, which does not operate in accordance with or conform to FDIC regulations, policies and directives may be sanctioned for non-compliance. For example, proceedings may be instituted against any insured bank or any director, officer, or employee of such bank who engages in unsafe and unsound practices, including the violation of applicable laws and regulations. The FDIC has the authority to terminate deposit insurance pursuant to procedures established for that purpose. Management is not aware of any existing circumstances that could result in termination of the deposit insurance for the Bank.

         CAPITAL REQUIREMENTS. FDIC regulations recognize two types or tiers of capital: core ("Tier 1") capital and supplementary ("Tier 2") capital. Tier 1 capital generally includes common stockholders' equity and non-cumulative perpetual preferred stock, less most intangible assets. Tier 2 capital, which is limited to 100 percent of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock (original maturity of at least five years but less than 20 years) that may be included in Tier 2 capital is limited to 50 percent of Tier 1 capital.

         The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets. The FDIC retains the right to require a particular institution to maintain a higher capital level based on an institution's particular risk profile. Although the Bank is only required to maintain the minimum capital level, it has set a higher target range of 5.5% to 7.0% for asset and liability management purposes. First Mutual Bank calculated its leverage ratio to be 7.2% as of December 31, 2000.

         FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight -- 0%, 20%, 50% or 100% -- based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. First Mutual Bank has calculated its total risk-based ratio to be 11.5% as of December 31, 2000, and its Tier 1 risk-based capital ratio to be 10.3%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect a bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks.

         Federal statutes establish a supervisory framework based on five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution's category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure, and certain other factors. The federal banking agencies have adopted regulations that implement this statutory framework. Under these regulations, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to adjusted total assets is 5% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8%, a Tier 1 risk-based capital ratio of not less than 4%, and a leverage ratio of not less than 4%. Any institution which is neither well capitalized nor adequately capitalized will be considered undercapitalized.

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

         FEDERAL DEPOSIT INSURANCE IMPROVEMENT ACT (FDICIA). First Mutual has surpassed the $500 million asset threshold, and as such, is required to be compliant with the FDICIA originally enacted in 1991 and with enhanced provisions adopted in 1993. In general, FDICIA requires the Bank to conduct an annual independent audit of its financial statements, appoint an independent audit committee of outside directors, report on and assess management's responsibilities for preparing financial statements, and establish an internal control structure.

         An independent accountant must attest to and report on the assertions in management's report concerning these internal controls with the desired outcome of efficient and effective operations; the safeguarding of assets; reliable financial reporting and compliance with applicable laws and regulations.

         The FDIC as the primary regulator of the Bank has outlined, in general, the requirements for compliance with FDICIA, but does not provide specific guidance on the internal control structure, documentation, or procedures to test the Bank's effectiveness. It is up to each bank to establish, document and design procedures to evaluate and test the internal control structure over financial reporting and compliance with designated laws and regulations that minimally include loans to insiders and dividend restrictions.

         During 2000, to ensure compliance, a management team was established that identified and documented existing controls with consideration given to the Bank's control environment, risk assessment, control activities, information and communication systems, and monitoring activities. These systems and controls will be reviewed on a yearly basis in order to comply with the FDICIA requirements.

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

         FEDERAL HOME LOAN BANK SYSTEM. The FHLB of Seattle serves as a reserve or central bank for the member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBs. It makes loans (i.e., advances) to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLB of Seattle. As a member, the Bank is required to purchase and hold stock in the FHLB of Seattle in an amount equal to the greater of 1% of their aggregate unpaid home loan balances at the beginning of the year or an amount equal to 5% of FHLB advances outstanding. As of December 31, 2000, First Mutual held stock in the FHLB of Seattle in the amount of $7.7 million. See "Business -- Deposit Activities and Other Sources of Funds -- Borrowings."

         FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires (under "Regulation D") that all depository institutions, including savings banks, maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a savings bank. Under Regulation D, First Mutual must maintain reserves against net transaction accounts in the amount of 3% on amounts of $44.3 million or less, plus 10% on amounts in excess of $44.3 million. The Bank may designate and exempt $5.0 million of certain reservable liabilities from these reserve requirements. These amounts and percentages are subject to adjustment by the Federal Reserve Board. The reserve requirement on non-personal time deposits with original maturity's of less than 1.5 years is 0%. As of December 31, 2000, the Bank's deposit with the Federal Reserve Bank and vault cash exceeded the Bank's reserve requirements.

THE COMPANY

         GENERAL. The Company, as the sole shareholder of the Bank is a financial holding company and is registered as such with the Federal Reserve. Financial holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended ("BHCA"), and the regulations of the Federal Reserve. As a financial holding company, the Company is required to file with the Federal Reserve annual reports and such additional information as the Federal Reserve may require and will be subject to regular examinations by the Federal Reserve. The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

         NEW LEGISLATION. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999, was enacted for the purpose of modernizing the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the Act:

         1. repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;

         2. provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

         3. broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

         4. provides an enhanced framework for protecting the privacy of consumer information;

         5. adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the FHLB system;

         6. modifies the laws governing the implementation of the Community Reinvestment Act; and

         7. addresses a variety of other legal and regulatory issues affecting day-to-day operations and long-term activities of financial institutions.

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

         INTERSTATE BANKING. The Federal Reserve may approve an application by an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve may not approve the acquisition of a bank that has not been in existence for the minimum time period, not exceeding five years, specified by the statutory law of the host state. Nor may the Federal Reserve approve an application if the applicant, and its depository institution affiliates, controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. Federal law does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the federal law.

         The Federal banking agencies are authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks adopted a law after September 29, 1994 and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions. A branch acquired in another state through merger or otherwise may be subject to conditions imposed by the host state in some circumstances. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above.

         DIVIDENDS. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company's capital needs, asset quality and overall financial condition. The Federal

Reserve also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve, the Federal Reserve may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized" under the prompt corrective action regulations.

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

         In October 1999, the Company announced a stock repurchase program for up to 225,000 shares, or approximately 5%, of the Company's outstanding common stock. Shares may be purchased from time to time depending upon market conditions, price and other management considerations. In 2000, the Company had repurchased 10,000 shares. As of March 23, 2001, the Company has not repurchased any additional shares in 2001.

         CAPITAL REQUIREMENTS. The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for the Bank. In general, total risk-based capital and primary capital, similar to Tier 1 (core) capital are defined similarly for state chartered banks with adjustments permitted for certain intangible assets and perpetual debt instruments. The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $150 million or more in total consolidated assets.

         The Federal Reserve Bank's minimum standard guidelines require the Company's total risk-based capital to equal 8% of risk-weighted assets. One half of the 8%, or 4%, must consist of Tier 1 (core) capital. As of December 31, 2000, the Company's total risk-based capital was 11.5% of risk-weighted assets and its risk-based capital of Tier 1 (core) capital was 10.2% of risk-weighted assets.

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

         The provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all financial institutions for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Bank has previously recorded a deferred tax liability equal to the bad debt recapture and as such the rules will have no effect on the net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Bank's bad debt deduction will be determined on the basis of net charge-offs during the taxable year.

         DISTRIBUTIONS. If a stock institution distributes amounts to stockholders and the distribution is treated as being from its accumulated bad debt reserves, the distribution will cause the institution to have additional taxable income. A distribution to stockholders is deemed to have been made from accumulated bad debt reserves to the extent that (i) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (ii) the distribution is a "non-dividend distribution." A distribution in respect of stock is a non-dividend distribution to the extent that, for federal income tax purposes, (i) it is a redemption of shares, (ii) it is pursuant to a liquidation or partial liquidation of the institution, or (iii) in the case of current distribution, together with all other such distributions during the taxable year, it exceeds the institution's current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a non-dividend distribution is an amount that, when reduced by tax attributable to it, is equal to the amount of the distribution.

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

STATE TAXATION

         The Bank is subject to a business and occupation tax, which is imposed under Washington law at the rate of 1.5% of gross receipts. However, interest received on loans secured by first lien mortgages or deeds of trust on residential properties is not subject to such tax.

         Reference is made to Note 11 of the Notes to Consolidated Financial Statements in the Annual Report for additional information regarding income taxes payable by the Bank.

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

         The Bank competes for deposits principally by offering depositors a wide variety of savings programs, convenient branch locations, pre-authorized payment and withdrawal systems, on-line banking services, tax deferred retirement programs, and other miscellaneous services.

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

EMPLOYEES

         At December 31, 2000, First Mutual employed 124 full-time and 11 part-time employees. First Mutual employees are not represented by any collective bargaining agreement. Management considers its relations with its employees to be good.

ITEM 2. PROPERTIES

         The following table provides the location of the Bank's offices, as well as certain information relating to these offices.

                                                                                                           Lease
                                                                Book Value                      --------------------------
                                                    Total         As of                                   Date of
                                                   Cost of       December     Square   Owned/   Initial    Termi-   Renewal
                                  Year Opened       Assets       31, 2000      Feet    Leased    Lease     nation    Terms
                                  -----------       ------       --------      ----    ------   -------    ------    -----
                                                     (Dollars in Thousands)
Branch Locations:
----------------

Bellevue Office &                 October 1985      $ 1,734        $ 482      19,464   Leased   June 15,   May 31,   One five-
  Administrative Offices                                                                        1985       2007      year option
  400 108th Avenue NE
  Bellevue, WA 98004
  (Originally opened 1952)

Issaquah Office                   December 1977         724          302      2,860    Owned       --         --        --
  855 Rainier Blvd. N.
  Issaquah, WA  98027
  (Originally opened
   November 1965)

Monroe Office                     April 1993          1,541        1,098       5,415   Owned       --         --        --
  19265 State Route 2
  Monroe, WA 98272
  (Originally opened April 1968)

Crossroads Office                 September 1969        431          148       2,972   Owned       --         --        --
  15635 N.E. 8th Street
  Bellevue, WA  98008

Redmond Office                    December 1977       1,239          530       6,474   Owned       --         --        --
  16900 Redmond Way
  Redmond, WA  98052

Ballard Office                    June 1994             184           18       1,700   Leased   March      June      One three-
  2038 N.W. Market St.                                                                          25, 1994   1, 2001   year option
  Seattle, WA  98107

West Seattle Office               July 1996             311           45       2,200   Leased   March      February  Two five-
  4520 California Ave., S.W.                                                                    1, 1996    28, 2001  year options
  Seattle, WA 98116

Bellevue West Office              July 1997           2,700        2,400       9,190   Owned       --         --        --
  10001 NE 8th Street
  Bellevue, WA 98004

Bellingham Branch and Loan Office March 1998            162         68         1,700   Leased   February   February  Three five-
  1100 Harris Street                                                                            14, 1998   14, 2003  year options
  Bellingham, WA 98225

Kirkland Office                   September 2000        571          537       3,800   Leased   September  September Two five-
  278 Central Way                                                                               16, 1999   16, 2009  year options
  Kirkland, WA 98033

(table continued on following page)

                                                                                                           Lease
                                                                Book Value                      --------------------------
                                                    Total         As of                                   Date of
                                                   Cost of       December     Square   Owned/   Initial    Termi-   Renewal
                                  Year Opened       Assets       31, 2000      Feet    Leased    Lease     nation    Terms
                                  -----------       ------       --------      ----    ------   -------    ------    -----
                                                     (Dollars in Thousands)

Loan Production Office:
-----------------------
Tacoma Loan Office                January 1999           11            2         300   Leased   January    December  Month to month
  2323 N 31st St., Suite 200                                                                    1, 1999    31, 2001  after initial
  Tacoma, WA 98403                                                                                                   term
  (Originally opened October 1996)


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

ITEM 3. LEGAL PROCEEDINGS
-------------------------

         At December 31, 2000, First Mutual was not engaged in any litigation, which in the opinion of management, after consultation with its counsel, would exceed 10% of the equity capital accounts of the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

         The information contained under the caption "Stock Information" in the Annual Report is incorporated herein by reference.

         The following table provides the cash dividends declared by the Company (and the Bank as its predecessor) during the last three fiscal years. All amounts have been adjusted for stock dividends and the dilutive effect of stock options.

Quarter Ending  Fiscal 2000  Fiscal 1999  Fiscal 1998  Fiscal 1997  Fiscal 1996
--------------  -----------  -----------  -----------  -----------  -----------

Fiscal year       $    .200    $    .200    $    .600    $    .501    $    .105

March 31               .050         .050         .450         .029         .027
June 30                .050         .050         .050         .034         .026
September 30           .050         .050         .050         .034         .026
December 31            .050         .050         .050         .404         .026

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

         The information contained in the section captioned "Selected Financial Data" in the Annual Report is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------
         The information contained under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         Effective September 19, 2000, the Company dismissed Deloitte & Touche LLP as the Company's independent accountants and engaged Moss Adams LLP as its new independent accountants. The decision to change the Company's accounting firm was approved by the Company's Audit Committee of the Board of Directors as empowered by the Board of Directors. Deloitte & Touche reports on the Company's financial statements for the 1998 and 1999 fiscal years contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

         During the Company's last two fiscal years and the subsequent interim periods to the date of the change of accountants, there were no material disagreements between the Company and Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche, would have caused them to make reference to the subject matter of the disagreements in connection with their report on the financial statements.

         The Company requested that Deloitte & Touche furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of such letter, dated September 20, 2000, was filed as an exhibit to the Company's Form 8-K.

         Effective September 19, 2000, the Company engaged the accounting firm of Moss Adams LLP as its new independent accountants.

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

         The following table sets forth certain information with respect to the executive officers of the Company and the Bank.

                        Age at                                  Position
                        December     -------------------------------------------------------------------------------
Name                    31, 2000         Company                                 Bank
----                    --------         -------                                 ----

John R. Valaas            56         President and Chief Executive       President and Chief Executive
                                     Officer                             Officer

Roger A. Mandery          58         Executive Vice President and        Executive Vice President - Chief Financial
                                     Treasurer                           Officer, Treasurer and Assistant Secretary

James R. Boudreau         53         Executive Vice President            Executive Vice President - Chief Credit
                                                                         Officer

Kenneth J. Walkky         52                                             Vice President - Income Property
                                                                         Production Manager

Kari Stenslie             36         Vice President - Controller         Vice President - Controller

Robin R. Carey            43                                             Senior Vice President - Operations and
                                                                         Administration

Scott Harlan              39                                             Senior  Vice  President -  Residential  and
                                                                         Consumer Lending Operations

Ronald P. Werth           53                                             Vice President - Business Banking Manager

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

         ROGER A. MANDERY, CPA, is Executive Vice President for First Mutual Bank and First Mutual Bancshares, Inc. Prior to serving in that capacity, from March 1984 to 1989, he was Senior Vice President of Finance. Mr. Mandery serves as the Bank's Chief Financial Officer and in this capacity is responsible for the Bank's treasury, accounting, internal audit, retail branches, and asset/liability functions.

         JAMES R. BOUDREAU is First Mutual's Executive Vice President and Chief Credit Officer and First Mutual Bancshares, Inc. Executive Vice President; he has been employed by the Bank since 1975. He is responsible for overseeing lending policies for all lending areas of the Bank. He chairs the Bank's Loan Committee and supervises the asset management and residential underwriting departments.

         KENNETH J. WALKKY, CPA, joined First Mutual in September 1990 as Vice President and Manager of Income Property Lending. He is responsible for income property and construction lending production. Prior to joining the Bank, he served as Vice President and Northern Regional Manager of Commercial Real Estate Lending, Puget Sound National Bank, where he was employed from 1983 to 1990. He was a Vice President at Seafirst Bank from 1980 to 1983. Mr Walkky is also a Washington State certified general appraiser. (Mr. Walkky is no longer employed by the Bank as of first quarter 2001.)

         KARI STENSLIE, CPA, CMA, is the Vice President and Controller for First Mutual Bank and First Mutual

Bancshares, Inc. and has been employed by the Bank since 1988. She is responsible for the Bank's accounting systems, financial reporting, tax accounting functions, and operational analysis.

         ROBIN R. CAREY is First Mutual's Senior Vice President of Operations and Administration and has been employed by the Bank since 1979. She is responsible for overseeing central banking operations, facilities, loan servicing, income property operations, and human resources.

         SCOTT HARLAN is the Bank's Senior Vice President of Residential and Consumer Lending and has been employed by the Bank since 1985. He is responsible for the home equity, consumer, residential lending, secondary marketing, and the information systems departments.

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

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

         The information required by this item is incorporated by reference to the section captioned - "Proposal I - Executive Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

         The information required by this item is incorporated herein by reference to the sections captioned "Proposal I - Election of Directors" and "Principal Holders of Voting Securities and Management" in the Company's definitive proxy statement for the Company's 2001 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

         The information required by this item is incorporated by reference to the section captioned - "Proposal I - Board of Directors, Committees and Reports; Certain Relationships and Director and Executive Compensation" in the Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a) (1)     Consolidated Financial Statements (*)
            ---------------------------------

            Independent Auditors' Report

            Consolidated Statements of Financial Condition at December 31, 2000 and 1999 Consolidated Statements of Income for the three years ended December 31, 2000 Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2000 Consolidated Statements of Cash Flows for the three years ended December 31, 2000 Notes to Consolidated Financial Statements

     (2) All required financial statement schedules are included in the Notes to Consolidated Financial Statements.

(b) A Form 8-K was filed on September 21, 2000 in connection with the change in independent auditors.

(c)         Exhibits
            --------

            (3)     a.  Articles of Incorporation (a)
                    b.  Bylaws (a)

            (11) Statement regarding computation of per share earnings. Reference is made to the Company's Consolidated Statements of Income attached hereto as part of Exhibit 13, which are incorporated herein by reference.

            (13)    2000 Annual Report to Shareholders.

            (21)    Subsidiaries

            (23)    Accountants Consent

(*) Incorporated by reference from 2000 Annual Report to Shareholders attached hereto as Exhibit 13.
(a) Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 21, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              FIRST MUTUAL BANCSHARES, INC.

DATE:  March 23, 2001                                         BY:  /s/ John R. Valaas
                                                                   ------------------------------------------------
                                                                   John R. Valaas, President and Chief Executive
                                                                   Officer and Duly Authorized Representative

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Roger A. Mandery                                      By:  /s/ Victor E. Parker
    -----------------------------------------------                ------------------------------------------------
     Roger A. Mandery                                              Victor E. Parker
     Principal Financial Officer                                   Director

Date:  March 20, 2001                                         Date:  March 20, 2001

By: /s/ Kari A. Stenslie                                      By: /s/ George W. Rowley, Jr.
    -----------------------------------------------               --------------------------------------------
     Kari A. Stenslie                                              George W. Rowley, Jr.
     Principal Accounting Officer                                  Director

Date:  March 20, 2001                                         Date:  March 20, 2001

By: /s/ F. Kemper Freeman, Jr.                                By:  /s/ Richard S. Sprague
    -----------------------------------------------                --------------------------------------------
     F. Kemper Freeman, Jr.                                        Richard S. Sprague
     Chairman of the Board                                         Director

Date:  March 20, 2001                                         Date:  March 20, 2001

By:  /s/ James J. Doud, Jr.                                   By: /s/ John R. Valaas
     ----------------------------------------------               -----------------------------------------------
     James J. Doud, Jr.                                            John R. Valaas
     Director                                                      Director

Date:  March 20, 2001                                         Date:  March 20, 2001

By:  /s/ Mary Case Dunnam                                     By: /s/ H. Scott Wallace
     ----------------------------------------------               -----------------------------------------------

     Mary Case Dunnam                                              H. Scott Wallace
     Director                                                      Director

Date:  March 20 , 2001                                        Date:  March 20, 2001

By:  /w Janine Florence                                       By: /s/ Robert C. Wallace
     ----------------------------------------------               -----------------------------------------------
     Janine Florence                                               Robert C. Wallace
     Director                                                      Director

Date:  March 20, 2001                                         Date:  March 20, 2001