Form 10-Q
period 2001-03-31
FIRST MUTUAL BANCSHARES INC
filed 2001-05-15
CIK 1098337

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended...................... March 31, 2001

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

            (1)  Yes  X       No
                    -----       -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Title of class:                        As of May 14, 2001
            ---------------                        --------------------
     Common Stock, $1.00 par value                   4,699,801 shares

================================================================================

                          FIRST MUTUAL BANCSHARES, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART I: FINANCIAL INFORMATION

 Item 1. Financial Statements.............................................   2

 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................  15
            General.......................................................  15
            Results of Operations.........................................  15
               Net Interest Income........................................  15
               Other Operating Income.....................................  18
               Operating Expenses.........................................  21
               Net Income.................................................  21
            Business Segments.............................................  22
               Consumer Banking...........................................  22
               Residential Lending........................................  22
               Commercial Lending.........................................  23
            Financial Condition...........................................  23
               Asset Quality..............................................  24
               Liquidity and Capital Reserves.............................  25

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.......  26

PART II: OTHER INFORMATION

 Item 1. Legal Proceedings................................................  28

 Item 2. Changes in Securities............................................  28

 Item 3. Defaults Upon Senior Securities..................................  28

 Item 4. Submission of Matters to a Vote of Security-Holders..............  28

 Item 5. Other Information................................................  29

 Item 6. Exhibits and Reports on Form 8-K.................................  29
            Forward-Looking Statements Disclaimer.........................  29

Item 1.  Financial Statements

                          FIRST MUTUAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS
------                                                           March 31,           December 31,
                                                                    2001                 2000
                                                               -------------         -------------
                                                                           (Unaudited)
CASH AND CASH EQUIVALENTS:
  Interest-earning deposits                                    $   1,614,000         $     513,806
  Noninterest-earning demand deposits
    and cash on hand                                               3,728,752             6,485,186
                                                               -------------         -------------

                                                                   5,342,752             6,998,992

MORTGAGE-BACKED AND OTHER SECURITIES
  AVAILABLE FOR SALE                                              34,222,116            38,648,017

LOANS RECEIVABLE, HELD FOR SALE                                   32,280,813            15,774,341

MORTGAGE-BACKED AND OTHER SECURITIES
   HELD TO MATURITY                                               78,234,224            85,041,725

  LOANS RECEIVABLE                                               490,136,065           480,505,472
  RESERVE FOR LOAN LOSSES                                         (6,950,576)           (6,729,166)
                                                               -------------         -------------

LOANS RECEIVABLE, NET                                            483,185,489           473,776,306

ACCRUED INTEREST RECEIVABLE                                        4,573,098             4,665,516

REAL ESTATE HELD FOR SALE                                               --               1,352,611

LAND, BUILDINGS AND EQUIPMENT, NET                                 7,418,700             7,423,956

FEDERAL HOME LOAN BANK (FHLB) STOCK,                               7,873,600             7,749,400
     at cost
MORTGAGE SERVICING RIGHTS                                             30,330               145,097

OTHER ASSETS                                                       1,560,976             1,655,505
                                                               -------------         -------------

TOTAL                                                          $ 654,722,098         $ 643,231,466
                                                               =============         =============

                          FIRST MUTUAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Continued)

                                                                 March 31,          December 31,
                                                                   2001                 2000
                                                               -------------        -------------
                                                                          (Unaudited)
LIABILITIES:
  Deposits:
    Investor custodial checking                                $     934,009        $     662,545
    Money market deposit and
      checking accounts                                           99,839,878           96,267,362
    Regular savings                                                8,513,452            8,350,254
    Time deposits                                                351,366,741          352,211,748
                                                               -------------        -------------

               Total deposits                                    460,654,080          457,491,909

  Drafts payable                                                   1,082,698            1,300,082
  Accounts payable and other liabilities                           3,176,818            3,493,118
  Advance payments by borrowers for
    taxes and insurance                                            2,667,303            1,484,132
  FHLB advances                                                  138,035,725          133,034,725
  Other advances                                                     250,000              250,000
  Current Tax Liability                                            1,095,110              260,229
                                                               -------------        -------------

               Total liabilities                                 606,961,734          597,314,195

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value-
    Authorized, 10,000,000 shares
    Issued and outstanding, 4,697,209
      and 4,671,286 shares, respectively                           4,697,209            4,671,286
  Additional paid-in capital                                      31,271,951           31,118,545
  Employee Stock Ownership Plan Debt                                    --                (97,821)
  Retained earnings                                               11,636,846           10,140,569
  Accumulated other comprehensive income:
    Unrealized income on securities available for sale,
    net of federal income tax                                        154,358               84,692
                                                               -------------        -------------

               Total stockholders' equity                         47,760,364           45,917,271
                                                               -------------        -------------

TOTAL                                                          $ 654,722,098        $ 643,231,466
                                                               =============        =============

                          FIRST MUTUAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                  Quarters ended March 31
                                                                  2001               2000
                                                               -----------        -----------
                                                                        (Unaudited)
INTEREST INCOME:
  Loans Receivable                                             $11,589,590        $10,251,294
  Interest on AFS Securities                                       581,152            291,945
  Interest on HTM Securities                                     1,285,021          1,319,367
  Interest Other                                                   153,625            128,222
                                                               -----------        -----------

                                                                13,609,388         11,990,828

INTEREST EXPENSE:
  Deposits                                                       6,371,057          5,006,563
  FHLB advances and other                                        2,079,266          1,907,423
                                                               -----------        -----------

                                                                 8,450,323          6,913,986
                                                               -----------        -----------

  Net interest income                                            5,159,065          5,076,842

PROVISION FOR LOAN LOSSES                                          215,000            130,000
                                                               -----------        -----------

  Net interest income, after provision
   for loan losses                                               4,944,065          4,946,842

OTHER OPERATING INCOME:
  Gain on sales of loans                                           753,562            121,532
  Servicing fees, net of amortization                               41,076            229,774
  Gain on sale of investments                                      471,788               --
  Fees on deposits                                                  82,895             80,764
  Other                                                            221,650            190,330
                                                               -----------        -----------

               Total other operating income                      1,570,971            622,400


BALANCE, carried forward                                         6,515,036          5,569,242

                          FIRST MUTUAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (CONTINUED)

                                                                   Quarters ended March 31
                                                                   2001                2000
                                                               -----------         -----------
                                                                         (Unaudited)
BALANCE, brought forward                                       $ 6,515,036         $ 5,569,242

OPERATING EXPENSES:
  Salaries and employee benefits                                 2,266,280           1,940,888
  Occupancy                                                        528,345             427,528
  Other                                                            868,956             707,486
                                                               -----------         -----------

      Total other operating expenses                             3,663,581           3,075,902
                                                               -----------         -----------
      Income before Federal Income Tax and Cumulative
             Effect of Adoption of New Accounting Principle      2,851,455           2,493,340

FEDERAL INCOME TAX                                                 965,070             846,044
                                                               -----------         -----------
      Income before Cumulative Effect of Adoption
             of New Accounting Principle                         1,886,385           1,647,296
                                                               -----------         -----------
      Cumulative effect of Adoption of New Accounting
             Principle, net of federal income tax                 (155,247)               --
                                                               -----------         -----------

NET INCOME                                                     $ 1,731,138         $ 1,647,296
                                                               ===========         ===========
PER SHARE DATA:
Basic earnings per common share before
Cumulative Effect of Adoption of New Accounting Principle      $      0.40         $      0.35

Cumulative Effect of Adoption of New Accounting Principle,
      Net of federal income tax                                      (0.03)               --
                                                               -----------         -----------
Basic earnings per common share                                $      0.37         $      0.35
                                                               ===========         ===========
Earnings per common share before cumulative effect
of Adoption of New Accounting Principle, Assuming Dilution     $      0.39         $      0.35

Cumulative Effect of Adoption of New Accounting Principle,
      Net of federal income tax                                      (0.03)               --
                                                               -----------         -----------
Earnings Per Common Share Assuming Dilution                    $      0.36         $      0.35
                                                               ===========         ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                              4,688,580           4,669,507
                                                               ===========         ===========
WEIGHTED AVERAGE SHARES OUTSTANDING
  INCLUDING DILUTIVE STOCK OPTIONS                               4,786,120           4,734,291
                                                               ===========         ===========

                          FIRST MUTUAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                            Common stock             Additional
                                                                    ----------------------------      paid-in         Retained
                                                                       Shares          Amount         capital         earnings
                                                                    ------------    ------------    ------------    ------------

BALANCE, JANUARY 31, 1999                                              4,247,275    $  4,247,275    $ 25,848,681    $  5,181,720
    Options exercised, including tax benefit of $13,038                    9,378           9,378          48,701            --
    10% stock dividend                                                   424,483         424,483       5,252,977      (5,677,460)
    Retirement of shares repurchased                                      (8,500)         (8,500)        (34,000)        (60,031)
    Repayment of ESOP debt                                                  --              --              --              --
    Cash dividends declared ($.20 per share)                                --              --              --          (917,221)
    Comprehensive income:
         Net income                                                         --              --              --         6,000,348
         Other comprehensive income(loss)--Change in unrealized
                  loss on securities available-for-sale, net of
                     federal income tax                                     --              --              --              --
                                                                                                                    ------------
   Total Comprehensive income                                               --              --              --         6,000,348
                                                                    ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 1999                                             4,672,636    $  4,672,636    $ 31,116,359    $  4,527,356
                                                                    ============    ============    ============    ============
    Options exercised, including tax benefit of $6,431                     8,650           8,650          42,186            --
    Retirement of shares repurchased                                     (10,000)        (10,000)        (40,000)        (51,874)
    Repayment of ESOP debt                                                  --              --              --              --
    Cash dividends declared ($.20 per share)                                --              --              --          (933,913)
    Comprehensive income:
         Net income                                                         --              --              --         6,599,000
         Other comprehensive income(loss)--Change in unrealized
                  loss on securities available-for-sale, net of
                     federal income tax                                     --              --              --              --
                                                                                                                    ------------
   Total Comprehensive income                                               --              --              --         6,599,000
                                                                    ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 2000                                             4,671,286    $  4,671,286    $ 31,118,545    $ 10,140,569
                                                                    ============    ============    ============    ============
    Options exercised, including tax benefit of $86,101                   25,923          25,923         153,406            --
    Repayment of ESOP debt                                                  --              --              --              --
    Cash dividends declared ($.05 per share)                                --              --              --          (234,861)
    Comprehensive income:
         Net income                                                         --              --              --         1,731,138
         Other comprehensive income(loss)--Change in unrealized
                  loss on securities available-for-sale, net of
                     federal income tax                                     --              --              --              --
                                                                                                                    ------------
   Total Comprehensive income                                               --              --              --         1,731,138
                                                                    ------------    ------------    ------------    ------------
BALANCE, MARCH 31, 2001                                                4,697,209    $  4,697,209    $ 31,271,951    $ 11,636,846
                                                                    ============    ============    ============    ============

                          FIRST MUTUAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (UNAUDITED)(continued)

                                                                   Employee stock    Accumulated
                                                                      ownership     Comprehensive
                                                                      plan debt    Income(loss)(2)     Total
                                                                    ------------    ------------    ------------
BALANCE, JANUARY 31, 1999                                           $   (603,738)   $    (11,985)   $ 34,661,953
    Options exercised, including tax benefit of $13,038                     --              --            58,079
    10% stock dividend                                                      --              --              --
    Retirement of shares repurchased                                    (102,531)
    Repayment of ESOP debt                                               292,999            --           292,999
    Cash dividends declared ($.20 per share)                                --              --          (917,221)
    Comprehensive income:
         Net income                                                         --              --         6,000,348
         Other comprehensive income(loss)--Change in unrealized
                  loss on securities available-for-sale, net of
                     federal income tax                                     --          (656,968)       (656,968)

                                                                                    ------------    ------------
   Total Comprehensive income                                               --          (656,968)      5,343,380
                                                                    ------------    ------------    ------------
BALANCE, DECEMBER 31, 1999                                          $   (310,739)   $   (668,953)   $ 39,336,659
                                                                    ============    ============    ============
    Options exercised, including tax benefit of $6,431                      --              --            50,836
    Retirement of shares repurchased                                        --              --          (101,874)
    Repayment of ESOP debt                                               212,918            --           212,918
    Cash dividends declared ($.20 per share)                                --              --          (933,913)
    Comprehensive income:
         Net income                                                         --              --         6,599,000
         Other comprehensive income(loss)--Change in unrealized
                  loss on securities available-for-sale, net of
                     federal income tax                                     --           753,645         753,645

                                                                                    ------------    ------------
   Total Comprehensive income                                               --           753,645       7,352,645
                                                                    ------------    ------------    ------------
BALANCE, DECEMBER 31, 2000                                          $    (97,821)   $     84,692    $ 45,917,271
                                                                    ============    ============    ============
    Options exercised, including tax benefit of $86,101                     --              --           179,329
    Repayment of ESOP debt                                                97,821            --            97,821
    Cash dividends declared ($.05 per share)                                --              --          (234,861)
    Comprehensive income:
         Net income                                                         --              --         1,731,138
         Other comprehensive income(loss)--Change in unrealized
                  loss on securities available-for-sale, net of
                     federal income tax                                     --            69,666          69,666

                                                                                    ------------    ------------
   Total Comprehensive income                                               --            69,666       1,800,804
                                                                    ------------    ------------    ------------
BALANCE, MARCH 31, 2001                                             $       --      $    154,358    $ 47,760,364
                                                                    ============    ============    ============

                          FIRST MUTUAL BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Three months ended March 31,
                                                                           ---------------------------------
                                                                               2001                 2000
                                                                           ------------         ------------
                                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                             $  1,731,138         $  1,647,296
    Adjustments to reconcile net income to net cash
              provided (used) by operating activities:
        Provision for loan losses                                               215,000              130,000
        Depreciation and Amortization                                           228,352              187,380
        Deferred loan origination fees, net of accretion                       (217,815)            (121,805)
        Amortization of Mortgage servicing rights                                 2,440               24,351
        Gain on sales of loans                                                 (582,486)            (121,160)
        Gain on sale of repossessed real estate                                  (9,296)                --
        Gain on sale of securities available-for-sale                           (49,957)
        Gain on sale of other investments                                      (421,830)
        FHLB stock dividends                                                   (124,200)            (116,654)
        Changes in operating assets & liabilities:
             Loans receivable held-for-sale                                 (16,506,472)          (2,516,679)
             Accrued interest receivable                                         92,418             (209,323)
             Other assets                                                        94,529             (154,126)
             Drafts payable                                                    (217,384)            (302,673)
             Accounts payable and other liabilities                            (317,597)          (1,282,423)
             Federal income taxes                                               834,881              574,845
             Advance payments by borrowers for Taxes and insurance            1,183,171            1,141,510
                                                                           ------------         ------------

    Net cash used by operating activities                                   (14,065,108)          (1,119,461)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations                                                         (42,680,175)         (45,534,444)
  Loan principal repayments                                                  38,415,001           24,846,243
  Increase/(decrease) in undisbursed loan proceeds                           (5,522,010)           4,700,305
  Principal repayments & redemptions on                                            --
    mortgage-backed and other securities                                      8,092,205            2,261,160
  Purchase of mortgage-backed and other securities held-to-maturity                --               (250,000)
  Purchases of premises and equipment                                          (219,319)            (109,052)
  Purchase of FHLB stock                                                           --               (246,046)
  Proceeds from sale of Loans                                                 1,021,188              173,963
  Proceeds from other investments                                               430,307
  Proceeds from sale of securities available-for-sale                         3,317,431
  Proceeds from sale of Real Estate Held-for-Sale                             1,433,584                 --
                                                                           ------------         ------------

BALANCE, net cash provided (used) by investing activities                     4,288,212          (14,157,871)


                          FIRST MUTUAL BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                 Three months ended March 31,
                                                             -----------------------------------
                                                                  2001                  2000
                                                             -------------         -------------
                                                                         (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in deposit accounts                (3,154,289)           20,657,504
     Interest credited to deposit accounts                       6,316,460             5,017,873
     Proceeds from advances                                     54,598,000           295,848,000
     Repayment of advances                                     (49,597,000)         (300,503,000)
     Dividends paid                                               (233,564)             (234,057)
     Proceeds from exercise of stock options                        93,228                14,708
     Repurchase of common stock                                       --                (101,875)
     Repayment of Employee Stock Ownership Plan debt                97,821               165,125
                                                             -------------         -------------

     Net cash provided by financing activities                   8,120,656            20,864,278
                                                             -------------         -------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                  (1,656,240)            5,586,946

CASH & CASH EQUIVALENTS:
  Beginning of year                                              6,998,992             3,864,995
                                                             -------------         -------------

  End of quarter                                             $   5,342,752         $   9,451,941
                                                             =============         =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
           INFORMATION:
     Loans originated for mortgage banking activities        $  26,070,335         $  11,434,050
                                                             =============         =============

     Loans originated for investment activities              $  42,680,175         $  45,534,444
                                                             =============         =============

     Proceeds from sales of loans held-for-sale              $   9,563,863         $   8,917,371
                                                             =============         =============
    Cash paid during three months ended March 31
            Interest                                         $   8,531,109         $   6,973,460
                                                             =============         =============

             Income taxes                                    $        --           $     212,780
                                                             =============         =============
SUPPLEMENTAL DISCLOSURES OF NONCASH
           INVESTING ACTIVITIES:

     Loans transferred to (from) real estate
             held-for-sale, net                              $  (1,352,611)        $        --

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. The consolidated statement of financial condition of the company as of December 31, 2000 had been derived from the audited consolidated statement of financial condition of the company as of that date.

NEW ACCOUNTING STANDARD RECENTLY ADOPTED: SFAS 133, Accounting for Derivative Instruments and Hedging Activities, became effective and was adopted by the Bank on January 1, 2001. The new accounting standard requires the mark-to-market of all interest rate locks on loans pending sale and forward commitments into the secondary market. The statement also permits the mark-to-market of closed loans pending sale if certain conditions are met. The Bank elected in the first quarter not to meet the strict conditions for mark-to-market of the saleable closed loans, and instead only record the gains and losses on interest rate locks and forward sale commitments.

NOTE 2.

MORTGAGE-BACKED AND OTHER SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair value of securities available-for-sale at March 31, 2001 and December 31, 2000 are summarized as follows:

                                                Gross             Gross            Estimated
                           Amortized          unrealized        unrealized           fair
                             cost               gains             losses             value
                          -----------        -----------        -----------        -----------
MARCH 31, 2001:
FHLMC securities          $   419,516        $     9,575        $      --          $   429,091
FNMA securities            31,917,659            359,712            125,759         32,151,612
GNMA securities             1,650,989               --                9,576          1,641,413
                          -----------        -----------        -----------        -----------
                          $33,988,164        $   369,287        $   135,335        $34,222,116
                          ===========        ===========        ===========        ===========
DECEMBER 31, 2000:
FHLMC securities          $   420,698        $     9,504        $      --          $   430,202
FNMA securities            36,383,457            358,474            217,890         36,524,041
GNMA securities             1,713,531               --               19,757          1,693,774
                          -----------        -----------        -----------        -----------
                          $38,517,686        $   367,978        $   237,647        $38,648,017
                          ===========        ===========        ===========        ===========

NOTE 3.

MORTGAGE-BACKED AND OTHER SECURITIES HELD-TO-MATURITY

The amortized cost and estimated fair value of mortgage-backed and other securities are summarized as follows:

                                                               Gross             Gross             Estimated
                                          Amortized         unrealized         unrealized            fair
                                             cost              gains             losses              value
                                         -----------        -----------        -----------        -----------
MARCH 31, 2001:
FNMA certificates                        $31,215,414        $   406,022        $    20,187        $31,601,249
FHLMC certificates                         1,416,470              8,153               --            1,424,623
U.S. government agency securities         41,671,698            205,562              6,840         41,870,420
Merrill Lynch corporate bond               2,520,336             16,664               --            2,537,000
Municipal bonds                            1,118,790               --                1,604          1,117,186
REMICS                                       291,516                504               --              292,020
                                         -----------        -----------        -----------        -----------
                                         $78,234,224        $   636,905        $    28,631        $78,842,498
                                         ===========        ===========        ===========        ===========
DECEMBER 31, 2000:
FNMA certificates                        $32,858,126        $   215,635        $   456,516        $32,617,245
FHLMC certificates                         1,528,524             18,518               --            1,547,042
U.S. government agency securities         46,665,515            131,994            227,007         46,570,502
Merrill Lynch corporate bond               2,523,071               --               31,246          2,491,825
Municipal bonds                            1,120,707               --               60,939          1,059,768
REMICs                                       345,782              1,222                914            346,090
                                         -----------        -----------        -----------        -----------
                                         $85,041,725        $   367,369        $   776,622        $84,632,472
                                         ===========        ===========        ===========        ===========

NOTE 4.

NONPERFORMING ASSETS

The Company had nonperforming assets as follows.

                                                      March 31, 2001   December 31, 2000
                                                        ----------        ----------
Nonperforming loans                                     $  847,241        $1,110,920

Real Estate and Repossessed assets Held-for-Sale              --           1,352,611
                                                        ----------        ----------
Totals                                                  $  847,241        $2,463,531
                                                        ==========        ==========

At March 31, 2001 and December 31, 2000, the Bank had no impaired loans as defined under Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan."

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for quarters and years ending March 31, 2001 and March 31, 2000:

                                                                Income            Shares         Per share
                                                              (numerator)      (denominator)       amount
                                                              --------------------------------------------
Quarter ended March 31, 2001
         Basic EPS:
               Income available to common shareholders        $1,731,138         4,688,580        $   0.37
                                                                                                  ========
         Effect of dilutive stock options                           --              97,540
                                                              ----------         ---------
         Diluted EPS:
               Income available to common shareholders
                  plus assumed stock options exercised        $1,731,138         4,786,120        $   0.36
                                                              ============================================

Quarter ended March 31, 2000
         Basic EPS:
               Income available to common shareholders        $1,647,296         4,669,507        $   0.35
                                                                                                  ========
         Effect of dilutive stock options                           --              64,784
                                                              ----------         ---------
         Diluted EPS:
               Income available to common shareholders
                  plus assumed stock options exercised        $1,647,296         4,734,291        $   0.35
                                                              ============================================

NOTE 6.

RATE VOLUME ANALYSIS                      FIRST QUARTER 2001
(Dollars in thousands)                            VS
                                          FIRST QUARTER 2000
                                      INCREASE (DECREASE) DUE TO

                                                                                   TOTAL
                                                   VOLUME           RATE           CHANGE
------------------------------------------------------------------------------------------
INTEREST INCOME
     Investments:
        Available-for-sale securities              $   329         $   (40)        $   289
        Held-to-maturity securities                    110            (144)            (34)
        Other equity investments                        19               7              26
                                                   -------         -------         -------
          Total investments                            458            (177)            281

     Loans:
        Residential                                   (270)             27            (243)
        Residential construction                       208              (5)            203
        Multifamily                                     71             203             274
        Multifamily construction                       232               5             237
        Commercial real estate and Business            473              84             557
        Commercial real estate construction            101             (44)             57
        Consumer & Other                               218              34             252
                                                   -------         -------         -------
          Total loans                                1,033             304           1,337
                                                   -------         -------         -------


               Total interest income                 1,491             127           1,618

INTEREST EXPENSE
     Deposits:
        Money market deposit and checking               (6)            (14)            (20)
        Regular savings                                (15)             (5)            (20)
        Time deposits                                  637             767           1,404
                                                   -------         -------         -------
          Total deposits                               616             748           1,364

     FHLB advances and other                             9             163             172
                                                   -------         -------         -------
          Total interest expense                       625             911           1,536


           Net interest income                     $   866         $  (784)        $    82
                                                   =======================================

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

Basis of accounting for reportable segments: Starting in 1997, the Company adopted business unit profitability reporting, which measures the performance of segments as self-standing business entities. As self-standing entities, the segments have full income-allocated and cost-burdened profit and loss statements. Except for the allocations and the funds transfer-pricing mechanism described below, the accounting policies for the segments are the same as those described in the Summary of Significant Accounting Policies in the Company's annual report.

Allocations and funds transfer-pricing mechanism:

Operating income and expenses are allocated to segments whenever they can be directly attributed to their activities. Indirect income and overhead costs are credited or charged to the segments whenever they are specifically identifed as providers or users of the ancillary internal service, or are allocated based on some common denominator. For certain services, inter-segment user fees are assessed at agreed-upon prices.

A funds transfer-pricing method has been utilized to allocate interest income for the deposits held in the branch banks. The deposit-gathering activities contribute to the profitability by reducing borrowing costs. The deposits are therefore presumed to generate revenues for consumer banking through reinvestments in low-risk securities (inferred interest-earning assets). The interest earnings are calculated using an internal, proxy market interest rate. The loan-producing units in the residential, commercial, and consumer segments are also presumed to borrow money to fund their loans using an internal, proxy-market interest rate.

Equity capital commensurate with the risk weight of segment assets has been allocated to simulate the operating capital level required by the Bank's regulators. The allocated capital provides the segments with interest-free funding.

Financial information for the Company's segments is shown below for quarters ended March 31, 2001, 2000 and 1999:

                                                              CONSUMER          RESIDENTIAL         COMMERCIAL
                                                               BANKING            LENDING             LENDING            TOTALS
                                                               -------            -------             -------            ------
Revenues from external customers                2001        $ 3,207,288         $ 1,218,987         $ 8,756,141        $13,182,416
                                                2000          2,479,946           2,080,662           7,708,375         12,268,983
                                                1999          2,098,936           2,251,623           6,201,471         10,552,030

Revenues from other segments                    2001          5,006,703              93,078             506,880          5,606,661
                                                2000          4,531,990              86,158             442,606          5,060,754
                                                1999          4,543,186              80,802             384,194          5,008,182

Total Revenues                                  2001          8,213,991           1,312,065           9,263,021         18,789,077
                                                2000          7,011,936           2,166,820           8,150,981         17,329,737
                                                1999          6,642,122           2,332,425           6,585,665         15,560,212

Net interest revenue                            2001          1,214,389             399,289           3,335,430          4,949,108
                                                2000          1,583,035             481,689           2,935,537          5,000,261
                                                1999          1,611,854             494,557           2,318,777          4,425,188

Income/(loss) before federal income taxes       2001           (666,403)           (127,457)          2,323,195          1,529,335
                                                2000            198,096             204,291           2,176,761          2,579,148
                                                1999            222,561             447,861           1,561,534          2,231,956

Revenues from external customers is comprised of interest income and other operating income. Revenues from other segments include the interest-free benefit of allocated equity capital, the interest revenue from the inferred earning assets on branch deposits, and inter-segment user fees and charges.

NOTE 7.
SEGMENTS (CONTINUED)

Reconciliations of segment data to the Company consolidated financial statements are shown in the table below. The amounts for the segments will differ from the actual consolidated financial statements due to the use of internal, proxy market interest rates, and various methods for allocating costs.

The provision for loan losses and the reserve for loan losses have not been allocated to the segments. Total segment assets include inferred interest-earning assets on branch deposits, which are essentially the same assets from the lending segments, but credited with a proportional interest yield.

                                                                                          FOR QUARTERS ENDED MARCH 31,
                                                                            -----------------------------------------------------
                                                                                 2001                2000                1999
                                                                                 ----                ----                ----
TOTAL REVENUES

Segment total revenues                                                      $  18,789,077       $  17,329,737       $  15,560,212
Back out or add back:
      Revenues from other segments                                             (5,606,661)         (5,060,754)         (5,008,182)
      Revenues of administrative departments netted against
           overhead costs and reallocated as net costs                          1,997,943             344,245             265,113
                                                                            -----------------------------------------------------
Consolidated total revenues                                                 $  15,180,359       $  12,613,228       $  10,817,143

NET INTEREST REVENUE

Segment net interest revenue                                                $   4,949,108       $   5,000,261       $   4,425,188
Back out or add back:
      Difference between actual interest expense
           and intersegment funding allocation                                   (113,035)            (67,949)            (73,938)
      Interest revenues of administrative departments netted
           against overhead costs and reallocated as net costs                    322,992             144,530             191,381
                                                                            -----------------------------------------------------
Consolidated net interest revenue                                           $   5,159,065       $   5,076,842       $   4,542,631

INCOME BEFORE FEDERAL INCOME TAXES

Segment pre-tax income                                                      $   1,529,335       $   2,579,148       $   2,231,956
Back out or add back:
      Unallocated loan losses                                                    (215,000)           (130,000)           (150,000)
      Unallocated net expenses of administrative departments                         --                  --              (789,582)
      Difference between actual total funding cost
           and total intersegment funding allocation                            1,537,120              44,192             870,287
                                                                            -----------------------------------------------------
Consolidated pre-tax income                                                 $   2,851,455       $   2,493,340       $   2,162,661

TOTAL ASSETS AS OF MARCH 31:

SEGMENT TOTAL ASSETS                                                        $ 981,467,751       $ 891,816,331       $ 790,486,777
Back out or add back:
      Inferred intersegment interest earning assets on branch deposits       (320,581,675)       (293,355,798)       (264,686,850)
      Unallocated reserve for loan loss                                        (6,950,576)         (6,420,054)         (5,699,677)
      Unallocated nonearning assets of administrative
           departments                                                            786,598          11,898,808       $   5,417,359
                                                                            -----------------------------------------------------
Consolidated total assets                                                   $ 654,722,098       $ 603,939,287       $ 525,517,609
                                                                            =====================================================

PART I
                              FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

In the opinion of management, the accompanying consolidated statements of financial condition and related interim consolidated statements of income, comprehensive income, stockholders' equity and cash flows reflect all adjustments (which include reclassifications and normal recurring adjustments) that are necessary for a fair presentation in conformity with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the financial statements.

Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation. All significant intercompany transactions and balances have been eliminated.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

First Mutual Bancshares, Inc. (the "Company"), a Washington corporation, is a holding company owning all of the equity of its wholly owned subsidiary, First Mutual Bank (formerly First Mutual Savings Bank). On June 11, 2000, First Mutual Bancshares, Inc.'s election to become a financial holding company was approved by the Federal Reserve Bank of San Francisco. First Mutual Bancshares is also referred to as the "Bank" in this report.

First Mutual Bank (the "Bank") is a Washington-chartered savings bank subject to regulation by the State of Washington Department of Financial Institutions and the Federal Deposit Insurance Corporation ("FDIC"). The Bank conducts business from its headquarters in Bellevue, Washington, and has ten full-service facilities located in Bellevue (3), Kirkland, Redmond, Seattle (2), Issaquah, Bellingham, and Monroe, Washington, and has an income property loan production office located in Tacoma, Washington. The Bank's business consists mainly of attracting deposits from the general public as well as wholesale funding sources, and investing those funds primarily in real estate loans, small and mid-sized business loans, and consumer loans. In addition to portfolio lending, the Bank conducts a mortgage banking operation.

RESULTS OF OPERATIONS
---------------------

           Net Interest Income
           -------------------

Net interest income increased $82,000, or 1.6%, in the first quarter of 2001 as contrasted with the same quarter in 2000. The net interest margin for the quarter was 3.28%, which compares to

3.37%, 3.44%, 3.41%, and 3.52% for the quarters ended December 31, 2000,
September 30, 2000, June 30, 2000, and March 31, 2000 respectively.

Net interest income improved principally as a result of an increase in earning assets, which contributed $866,000 in the first quarter. Interest-earning assets grew from $588,548,000 at March 31, 2000, to $637,410,000 at quarter-end March 2001. Offsetting the benefit from greater-earning assets was the negative impact of $784,000 from a change in interest rates. The unfavorable change in the net interest margin is attributable to a greater relative increase in interest expense as compared to the percentage increase for interest income. Interest expense, as measured by the ratio of interest expense/average-earning assets, rose from 4.79% in the first quarter of 2000 to 5.37% in the same period in 2001. Interest income, as measured by the ratio of interest income/average-earning assets, also grew, rising from 8.30% in the first quarter of 2000 to 8.65% in 2001. Thus, even though the interest income ratio increased 0.35%, the rise of 0.58% in the interest expense ratio was significantly greater.

There are several factors that have greatly affected the Bank's net interest margin - a divergence in key indices and the Bank's "gap" position.

A systematic problem that has arisen is the drifting apart of the two principal indices that govern rates for assets and liabilities. Most of the Bank's assets are adjustable-rate loans that reprice annually based on the one-year Constant Maturity Treasury (CMT) index, which tracks the movement of Treasury bills. Time deposits, which are the majority of the Bank's one-year repricing liabilities, are largely influenced by competition in the local market. Although there is no direct measure for rates paid on time deposits, it has been the Bank's experience that there is a strong relationship between bank deposit rates and the London Interbank Offering Rate (LIBOR). We believe this relationship is most likely because financial institutions must ultimately compete with the broader markets for funds.

The movement of these two indices has put considerable pressure on the net interest margin. In 1996 the comparison of the CMT to the LIBOR showed a range, on a trailing-average-12-month basis, of 19-25 basis points. That is, LIBOR tended to be about 19-25 basis points (B.P.) higher than the CMT at any given month that year. Over the last five years, that relationship has gradually widened.

              Year                  Trailing-Average-12-Month Variance
              ----                  ----------------------------------
              1996                  19-25 B.P.
              1997                  27-45 B.P.
              1998                  46-49 B.P.
              1999                  51-72 B.P.
              2000                  72-85 B.P.
              1st Qtr. 2001         67-73 B.P.

In addition to the downward drift of the CMT in comparison to the one-year LIBOR, the margins obtained over the CMT index have deteriorated due to stiff competition. In essence, the Bank's cost of funds has drifted higher than the index it has historically used over which loans are priced.

To mitigate this problem, the Bank is taking steps to select indices for its assets that more closely approximate the repricing profile of its liabilities. In addition, 65% of the Bank's commercial real estate loans have a floor of 7.5% or greater. Based on current rates, many of those loans are approaching those floors.

Gap is the relationship between one-year repricing assets and liabilities and also impacts the net interest margin. A negative gap means that more liabilities are repriced in the next 12 months than assets, which is favorable in a declining interest rate environment. A positive gap position means that more assets will reprice than liabilities, which is favorable in a rising interest rate environment.

Noted below are the gap positions for the last six quarters:

           December 31, 1999              (15.3%)
           March 31, 2000                 (23.5%)
           June 30, 2000                  (11.6%)
           September 30, 2000               2.7%
           December 31, 2000               (3.7%)
           March 31, 2001                   8.4%

The one-year positive gap at March 31, 2001, if segmented into shorter periods, provides further information. For the 0-3 month period, gap is +16.23%; the 4-6 month period is +5.18%; and the 7-12 month timeline is a negative (13.04%). The cumulative sum of all three periods is a positive 8.37% gap. A degree of skepticism needs to be applied to those figures because the results are based on the assumption that loan prepayment rates will range as high as 52% per year. Although that was the loan prepayment environment at the end of the first quarter, prepayment rates and assumptions can change quickly.

The present outlook for the net interest margin for the next quarter is not encouraging. The issue of diverging indices for assets and liabilities is not likely to be resolved in the intermediate future. In addition, the Bank is currently asset sensitive, particularly so, in the next three months, when it appears that the Federal Reserve Bank may continue to cut rates.

The provision for loan losses increased from $130,000 in the first quarter of 2000 to $215,000 in the like period in 2001. The provision for loan losses reflects the amount deemed appropriate to produce an adequate reserve for possible loan losses inherent in the risk characteristics of the Bank's loan portfolio. In determining the appropriate reserve balance, the Bank takes into consideration the local and national economic outlook and the historical performance of the loan portfolio.

Of interest to the Bank is the mix of its loan portfolio. Currently, 17.6% of the portfolio is residential loans, including loans held for sale, and the remaining 82.4% is composed of commercial, construction, and consumer loans. The residential figure of 17.6% compares, according to the fourth quarter 2000 Federal Deposit Insurance Corporation (FDIC) Quarterly Banking Profile (latest available data), to 69.1% for the FDIC-insured savings institutions and 24.0% for the FDIC-insured commercial banks. Management's assessment of this information is that its loan portfolio is more closely related to that of a commercial bank.

The Bank's loan loss reserves to total loans ratio was 1.33% at March 31, 2001. The comparable ratios for FDIC-insured savings institutions and commercial banks, as of December 31, 2000, were .88% and 1.68%, respectively. Although the Bank's loan mix is similar to that of a commercial bank, and therefore arguably its ratio of loan loss reserves to total loans should correspond to the national average, management believes that the Bank's current ratio of non-performing loans to assets warrants favorable consideration. As of quarter-end March 2001 the Bank's non-performing assets to total assets was 0.13%. That number compares to the national ratios of 0.56% for savings institutions and 0.74% for commercial banks as of December 31, 2000.

In summary, the Bank's provision for loan loss reserves is based on historical credit analysis, analysis of the portfolio, an assessment of local and national economic conditions, and it appears to be reasonable in light of the national ratios for comparable loan portfolios when tempered by the Bank's favorable non-performing asset status.

           Other Operating Income
           ----------------------

Other operating income increased to $1,571,000 in the first quarter of 2001 as compared to $622,000 in the same quarter in 2000. The 153% increase was mainly attributable to a bulk sale of mortgage servicing rights as well as the sale of the Bank's limited partnership interest in TransAlliance. Partially offsetting the increase was the implementation of Statement of Financial Accounting Standard No. 133 (SFAS 133), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which became effective January 1, 2001.

GAIN ON SALES OF LOANS. Gain on sales of loans totaled $518,000 for the quarter as compared to $122,000 for the first quarter ended March 31, 2000. Gain on sale of loans is composed of four elements: sale of servicing rights, capitalization of mortgage servicing rights, secondary market fees, and the mark-to-market of all interest rate locks on loans pending sale and forward sale commitments into the secondary market (pursuant to SFAS No. 133).

The majority of the gain was attributable to a bulk sale of servicing rights of $78 million, which resulted in a pre-tax gain of $891,000. The bulk sale in the first quarter concludes the strategic liquidation of the Bank's residential servicing portfolio. An earlier sale in fourth quarter of 2000 totaled $51 million of servicing rights. As recently as December 1996, the Bank's servicing portfolio totaled $371 million. In the intervening years, the Bank has systematically reduced that portfolio to today's level of $45 million. The remaining servicing portfolio is largely made up of income property loans, which are not readily saleable.

Offsetting the gain on sales of loans was the decrease in the capitalization of mortgage servicing rights (MSRs). Pursuant to Statement of Financial Accounting Standards (SFAS) No. 125, ACCOUNTING FOR TRANSFERS OF SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES, the Bank is required to capitalize internally generated servicing rights. The amount of MSRs capitalized and recognized in income totaled $13,000 for the first quarter of 2001 as compared to $66,000 for the like quarter in 2000. The reason for the decrease is twofold, both loan sales and interest rates have fallen.

The amount of loan sales, related to the capitalization of the MSRs, in the first quarter of 2001 amounted to $3,638,000 as compared to $6,164,000 in the first quarter of 2000. The amount of servicing rights that are capitalized is directly related to the amount of loan sale activity. As loan sales decrease, the amount of MSRs that are capitalized and recognized into income, generally decline as well and vice versa. In addition to the drop in loan sales, treasury rates have also been on the decline.

At March 31, 2000 the One-Year Treasury rate was 6.39%, dropping to 4.13% as of March 31, 2001. This is a 226 basis point drop in one year, which is significant. As rates decline the value of the MSRs decrease due to the lower interest income that is collected over the life of the loan. The present value of this income stream is used to value the MSRs. As interest rates decline the amount of capitalized MSRs will decrease as well.

Secondary market fees, is the third piece that is included in the gain on sales of loans. Secondary market fees are the cash gains or losses from the sale of loans into the secondary market. Cash losses in first quarter 2001 amounted to $178,000 on total loan sales of $9.6 million, an increase of 345% over losses of $40,000 on total loan sales of $9.0 million in first quarter 2000. The types of loans that are in the loans held-for-sale inventory (pipeline) have impacted the secondary market gains and losses significantly. In the past, the majority of the loans in the pipeline have been for existing homes, which tend to close within a thirty- to sixty-day window. However, in the last twelve months, the Banks portfolio of custom construction loans has more than doubled. Due to the nature of these loans, they tend to stay in the pipeline for six to twelve months. At March 31, 2000, total custom construction loans included in loans held-for-sale equaled $3 million in contrast to $14 million at March 31, 2001, an $11 million increase. The difficulty with custom construction loans, is that the forward commitments that hedge these loans only have a term of thirty to ninety days, and thus must be settled (paired-off) with the mortgage secondary market broker every one to three months. Since interest rates were principally on the decline during the past year, losses were recorded on the pair-offs during the construction phase of these homes. As these construction projects come to an end, and the homes are completed, these mortgages should be sold at a gain, assuming rates remain flat or continue to decline. Pair-off losses totaled $296,000 for the first quarter of 2001 as compared to a loss of $3,000 for the like period last year. Pair-off fees are a routine secondary market activity; however, whether the pair-off results in a gain or loss is largely dependent on the movement of mortgage rates. When rates decline, losses occur in pair-offs, and vice versa in a rising interest rate environment.

The fourth and final piece of the gain on sales of loans total is new this year. SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, became effective on January 1, 2001. The new accounting standard requires the mark-to-market of all interest rate locks on loans pending sale and forward commitments into the secondary market. The statement also permits the mark-to-market of closed loans pending sale if certain conditions are met. The Bank elected in the first quarter not to meet the strict conditions for mark-to-market of the saleable closed loans, and instead only record the gains and losses on interest rate locks and forward sale commitments. At January 1, 2001, the gain realized from interest rate locks was not particularly significant at $8,500 before tax. The losses on forward commitments, however, totaled $244,000. The net of those two items, tax effected, amounted to a loss of $155,000 which has been presented as an adoption of a new accounting principle on the face of the statement of income.

Market losses on forward commitments occur when interest rates for mortgage loans decline. Just the opposite happens when rates increase. Offsetting the losses on the forward commitments is an unrealized mark-to-market gain of $441,000 on loans held for sale. The gain on those closed loans will not be recorded until the loans are actually sold and delivered to the secondary market.

During the quarter, after the initial adoption of SFAS 133 on January 1, 2001, the net change in rate locks and forward commitments totaled a gain of $90,000.

Servicing fees have decreased $189,000 or 82.2% as compared to March 31, 2000. Servicing fee income for first quarter 2001 totaled $41,000 as compared to $230,000 for the like period in 2000. The servicing portfolio totaled $44.6 million at March 31, 2001 as compared to $184.7 million a year ago. The sale of servicing rights in the last few years has eroded the balance of that portfolio. Management has been concerned for a number of years about the potential for loss from the early prepayment of loans held in the servicing portfolio. Because of this, the strategic decision was made to significantly reduce the size of the portfolio. Therefore, servicing fee income in future quarters will be materially less than in the past few years.

Gain on sale of investment securities held-for-sale totaled $472,000 in the first quarter. There were no comparable gains in 2000. These gains are made up of two items: the sale of a limited partnership interest and the sale of $3.3 million in investment securities.

The Bank sold its interest in the TransAlliance Limited Partnership. The Limited Partnership's business activities principally encompassed the operation of automated teller machines. The General Partner, Electronic Data Systems (EDS), purchased the Bank's ownership along with that of the other limited partners. The pre-tax gain from that sale amounted to $422,000. The future impact from the sale of that asset is the loss of dividend income. Dividend income, which was variable, totaled $112,000 in year 2000, and $17,000 in 1999.

Investment securities, with a principle balance of $3.3 million, were sold with a pre-tax gain of $50,000. Those securities were 30-year fixed-rate instruments, and were liquidated to improve the Bank's asset/liability position. Those proceeds were used to fund short-term loans held-for-sale.

Fee income from deposits rose a mere $2,000 or 2.5% in the first quarter of 2001 on a quarter-to-quarter comparison. In the aggregate, this increase appears insignificant but broken down, two components have changed substantially, non-sufficient funds (NSF) fees and non-FDIC insured investment sales fees. The Bank made two strategic decisions last year in regards to deposit fee income. The first decision was to discontinue offering non-FDIC insured investments to customers and secondly, a new program was launched to increase deposit fee income through NSF fees. The results of these two changes are as follows: non-FDIC insured investment fee income decreased 93% on a quarter-to-quarter basis or $12,000 and NSF fee income has increased $13,000 or 30% as compared to first quarter 2000.

Loan prepayment fee income has increased considerably as compared to first quarter of 2000. At March 31, 2000, loan prepayment fee income totaled $2,000 which compares with $25,000 for the same time period in 2001. These prepayment penalties relate to two loans, one of which was an income property loan that accounted for the majority of the increase and the other was a business banking loan that paid off prior to its scheduled maturity.

Non-deferred loan fees have increased 90% to $86,000 from $45,000 for the first quarter of 2000. These fees predominately consist of short-term extension fees on construction loans. As can be seen from the table below, loans originated for mortgage banking activities have increased significantly, contributing to the recognition of loan fees that are not deferred.

                                    Loans Originated for
                                Mortgage Banking Activities
                                ---------------------------

                              Year 2001              Year 2000
                              ---------              ---------

First Quarter                 $31,954,000            $11,633,000

Offsetting the increases in both prepayment fees and non-deferred loan fees was the decrease in brokered loan fees. During first quarter 2000, total broker fee income amounted to $46,000 resulting from 21 loans that were brokered out. Those figures compare with one brokered loan in the first quarter of 2001 for fee income of $2,600. The reason for this dramatic decrease was due to a change in the loan officer's compensation plan to discourage this type of activity. The Bank is able to realize more favorable returns on loans that are sold servicing released in the secondary market as opposed to brokering them out to another institution.

Also included in Other Operating Income are the dividends received from the TransAlliance partnership interest. As was mentioned earlier, the sale of the TransAlliance Limited Partnership eliminates any future dividends. Dividends received in the first quarter of 2000 amounted to $22,000 as compared to $0 for the same period this year.

           Operating Expenses
           ------------------

Salaries and employee benefits increased from $1,941,000 in the three months ending March 2000 to $2,266,000 this year, an increase of 16.8%. Several factors contributed to that rise in expenses. The largest impact was from promotions and annual salary increases, which rose 8.5% year-over-year. Also impacting operating expenses was the doubling of the Business Banking Department's staff in the first quarter. The additional salary and benefit costs of the Kirkland Branch, which opened last summer, also contributed to the rise in operating expenses.

Occupancy expense rose $101,000 or 23.6% on a quarter-to-quarter basis. A significant portion, $65,000, of that increase is attributable to the new Kirkland Office and the expansion of the Consumer Loan Department at the Bellevue headquarters.

Other operating expenses jumped $162,000, or 22.9%, from $707,000 in the first quarter of 2000 to $869,000 in the like period of this year. A number of items contributed to the rise in costs, of which the most notable line items were recruiting expense, office supplies, postage, and B&O tax. Recruiting expense this year was $30,000, as compared to $8,000 in year 2000. The expansion of the Business Banking Department accounted for most of these costs. Office supplies and postage, which increased from $25,000 and $17,000, respectively, in the first quarter of last year, to $50,000 and $40,000 this year, are largely a reflection of the residential refinance activity. B&O tax is up $27,000, or 37.6% on a quarter-to-quarter comparison, principally as a result of the gains realized from the sale of servicing and the TransAlliance Limited Partnership.

           Net Income
           ----------

Net income after adoption of the new accounting principle increased 5.1%, from $1,647,000 in the first quarter of 2000 to $1,731,000 in the same period of 2001. The improvement in net income is a reflection of higher net interest income before provision for loan loss and a significant increase in non-interest income.

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

           Consumer Banking
           ----------------

Income before taxes for the consumer banking segment fell from $198,000 in the first quarter of 2000 to a loss of $666,000 in the same quarter in 2001. The decline in income before taxes was largely the result of a drop in net interest income and an increase in operating expenses.

Net interest income was down $369,000, falling from $1,583,000 in the first quarter of 2000 to $1,214,000 this year. The net interest margin also declined from 1.49% in 2000 to 1.02% in 2001. Although average assets increased $50.2 million, or 11.8%, on a quarter-to-quarter comparison, the favorable impact from that growth was insufficient to offset the compression in the net interest margin.

Non-interest income increased from $154,000 in the three months ending March 2000 to $205,000 in the same quarter this year. Contributing to the growth in non-interest income was the rise in deposit fee income and the commissions received on the Bank's official check program. Deposit fee income (excluding fee income associated with non-FDIC insured investment products) has increased 22% this year compared to first quarter of 2000. The Bank has placed a greater emphasis on improving fee income from deposit accounts. The commission income that the Bank receives on a quarterly basis from its official check provider has increased 68% over first quarter of last year. There are a number of factors involved in calculating the Bank's commission such as the average dollar amount of outstanding items, the average time it takes the items to clear the issuing bank, and the investment rate. The commission that the Bank received in first quarter of 2000 and 2001 was based on the average rate and balances outstanding for the previous fourth quarter. On a quarter-to-quarter basis the average rate increased 98 basis points from 5.04% during fourth quarter 1999 to 6.02% for fourth quarter of 2000. The average investable balance also increased 41%.

Operating expenses increased from $1,520,000 in the first quarter of 2000 to $2,092,000 or 38% for the like quarter this year. The jump in operating expenses is due to the costs related to the new Kirkland branch, which opened last summer as well as the addition off the new Community Business Banking Department that began in January 2001. Normal annual salary adjustments also contributed to the increase in operating expenses.

           Residential Lending
           -------------------

Income before taxes dropped sharply for the residential lending segment, from $204,000 in the first quarter of 2000 to a loss of $127,000 in 2001. This segment was affected by a decrease in both net-interest and non-interest income, partially offset by a decline in operating expenses.

Net interest income fell for this business segment, from $482,000 in the first quarter of 2000 to $399,000 this year. The net interest margin also decreased on a quarter-to-quarter comparison, from 1.80% to 1.56%. The same trends that were discussed earlier regarding the divergence in the CMT and LIBOR indices as well as the Bank's "gap" position also apply to the residential lending segment.

Non-interest income fell dramatically from $243,000 in the first three months of 2000 to a negative $348,000 in the same period this year. The major contributors to this decline are the adoption of FAS 133 as well as the secondary market losses, both of which were discussed previously. (Please see subheading "Other Operating Income - Gain on Sales of Loans" for a more complete discussion).

Operating expenses declined from $520,000 in the first quarter of 2000 to $179,000 this year. This sharp decline is largely due to the manner in which operating expenses are accounted for in the segment. It has been the practice of the Bank to net operating expenses against the income generated from the Custom Construction Department. In the past, the activities associated with that department were not as significant as they are today. On a quarter-to-quarter comparison, loan origination's for these types of loans have jumped 57%. Income from the Custom Construction Department is up sharply, and has thus materially offset operating costs for the Residential Segment.

           Commercial Lending
           ------------------

Income before taxes for this business segment rose $146,000, or 6.7%, from $2,177,000 in the first quarter of 2000 to $2,323,000 in the like period of 2001. Net interest revenue grew $399,000, while operating expenses increased $247,000.

Net interest revenue benefited from a 12.6% increase in average assets. Average assets rose from $342 million in the first quarter of 2000 to $385 million this year. Also of importance to this segment is the slight increase in the net interest margin, which rose from 3.43% in the first quarter of 2000 to 3.46% in the like period of 2001.

Operating expenses increased 30.0% in the first quarter of 2001 as compared to the like quarter in 2000. Non-interest expense increased primarily due to the increase in recruiting expense associated with expanding the Business Banking Department over the first quarter. Also contributing to the escalation of the operating expenses was the normal annual salary adjustments that occurred in December 2000. As a result, the first quarter of 2001 realizes the full impact of the salary adjustments for the full three months.

FINANCIAL CONDITION
-------------------

ASSETS. Assets increased 1.8% from $643,231,000 at year-end 2000 to $654,722,000 as of March 31, 2001. The change in assets is principally the result of an increase in the loan portfolio and loans held-for-sale categories.

LOANS. Net loans receivable rose from $473,776,000 at year-end 2000, to $483,185,000, an increase of 2.0% in three months. The growth in loan balances is largely due to an increase in commercial real estate loans, in particular, multi-family and income property permanent portfolio loans. The Bank purchased $3.7 million in commercial loans during the quarter and is expecting to purchase approximately $10 million in loan balances in the second quarter of 2001 to augment its current loan portfolio.

Loans held-for-sale increased from $15,774,000 at year-end 2000 to $32,281,000, as of March 31, 2001. The rise in loans held-for-sale, of $16.5 million since year-end 2000, reflects the increase in mortgage banking activity due to the recent decline in interest rates.

MORTGAGE SERVICING RIGHTS. As was discussed under the sub-heading "Other Operating Income," the Bank has sold the majority of its mortgage servicing rights. The balance of the mortgage servicing rights asset at year-end 2000 totaled $145,000 as compared to $30,000 as of March 31, 2001. The last sale took place during January 2001. As a result of the sale, the amount of fee income that the Bank recognizes from the servicing rights will decrease substantially in future periods. Please see the discussion regarding this issue on page 18 under the sub-heading "Other Operating Income."

SECURITIES. The Bank classifies investment securities in one of the following categories: 1) trading, 2) available-for-sale, or 3) held-to-maturity. Securities classified as available-for-sale are reviewed regularly and any unrealized gains or losses are recorded in the shareholders' equity account. At March 31, 2001, the balance of the unrealized gain, net of federal income taxes, was $154,000, which compares to an unrealized gain at year-end 2000 of $85,000. Generally, falling interest rates will increase the amount recorded as unrealized gain, and rising rates will decrease any unrealized gains, as the market value of securities inversely adjusts to the change in interest rates.

Security investments (securities available-for-sale and mortgage-backed and other securities held-to-maturity) dropped $11.2 million or 9.1% from December 31, 2000, to the end of the first quarter 2001. During the quarter three of the Banks securities were called and as mentioned previously, the Bank sold two of its mortgage-backed securities. Also contributing to the decline in securities was the recording of normal principal payments.

LIABILITIES. Deposits increased $3,162,000, or 0.7%, in the first three months of 2001 totaling $461 million as compared to $457 million at year-end 2000.


The FHLB advances increased slightly from $133 million at year-end 2000 to $138 million as of the end of the first quarter. As of March 31, 2001, the Bank had the capacity to borrow up to a total of $262 million in FHLB advances, subject to sufficient collateral to support those advances.

           Asset Quality
           -------------

PROVISION AND RESERVE FOR LOAN LOSSES. The Bank analyzes a number of factors in determining the provision for loan losses, such as current and historical economic conditions, non-accrual asset trends, and historical loan loss experience. The results of that analysis indicated the need for a provision of $215,000 in the first quarter of 2001.

Non-performing assets were .13% of total assets in the first quarter, down from .16% in the like quarter of 2000.

Non-performing assets fell from $2,464,000 at year-end 2000 to $847,000 at March 31, 2001. There were no repossessed assets at quarter-end and nonperforming loans decreased from $1,111,000 at year-end 2000 to $847,000 at March 31, 2001. The nonperforming loans are comprised of five items, of which one of these loans has subsequently been paid in full. Noted below is a summary of the Bank's exposure, by loan:

                                                                        Amount
                                                                        ------

Business Banking Loan, Puget Sound area
   (charged off in April)                                            $   12,000
Sales Finance Loan, Portland, OR
   (charged off in April)                                                 5,000
Sales Finance Loan, Portland, OR
   (paid off in full)                                                     2,000
Residential Loan, Puget Sound area
   (anticipate the loan to be brought current in Q2)                    308,000
Lot loans, Western, OR
   (Bank does not expect a loss, although the period
    of recovery is anticipated to be lengthy)                           520,000
                                                                     ----------
Total                                                                $  847,000
                                                                     ==========

At year-end 2000, one of the properties that the Bank included in its real estate held-for-sale was a residential construction property located in Western Oregon. This property was subsequently sold during the first quarter of 2001 with a claim pending for $75,000 against a title company. During the second quarter of 2001 the Bank collected on this claim in full.

           Liquidity and Capital Reserves
           ------------------------------

The net cash, as reported in the Statement of Cash Flows, decreased by $1.7 million in the first three months of 2001. Cash flows from the sale of investments, loan repayments, and FHLB borrowings were offset by the Bank's dramatic increase in its loans held-for-sale during the first quarter of 2001.

The net cash flows from the sale of investments, redemption of securities and principal repayments on securities totaled $12 million. Loan principal repayments and FHLB advances contributed $38 million and $5 million respectively. That cash was principally used to fund the loan portfolio, which increased $26 million since year-end 2000. Loan's held-for-sale increased from $15.8 million at year-end 2000 to $32.3 million at March 31, 2001. The sudden increase was due to the decline in interest rates resulting in a rise in refinance activity.

The Bank's long-term liquidity objective is to fund growth through consumer deposits. Whenever that source is inadequate to meet the Bank's asset growth requirements, FHLB advances are normally accessed. The current ratio of FHLB advances to assets is 21.1%, which is below the Bank's credit limit of 40% of assets. Other sources of liquidity include the sale of loans into the secondary market, net income after the payment of dividends, and reverse repurchase agreement credit lines of $50,000,000.

The FDIC's statutory framework for capital requirements establishes five categories of capital strength, ranging from a high of well capitalized to a low of critically under-capitalized. An institution's category depends upon its capital level in relation to relevant capital measures, including a risk-based capital measure, a leverage capital measure, and certain other factors. At March 31, 2001, the Bank exceeded the capital levels required to meet the definition of a well-capitalized institution:

                                                                     For Capital    "Well Capitalized"
                                                      Actual       Adequacy Minimum    Minimum Ratio
                                                      ------       ----------------    -------------
Total capital (to risk-weighted assets):
    First Mutual Bancshares, Inc.                     11.54%             8.00%             10.00%
    First Mutual Bank                                 11.51              8.00              10.00

Tier I capital (to risk-weighted assets):
    First Mutual Bancshares, Inc.                     10.29              4.00               6.00
    First Mutual Bank                                 10.26              4.00               6.00

Tier I capital (to average assets):
    First Mutual Bancshares, Inc.                      7.34              4.00               5.00
    First Mutual Bank                                  7.32              4.00               5.00

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank's profitability is dependent to a large extent on its net interest income, which is the difference between the interest received from its interest-earning assets and the interest paid on its interest-bearing liabilities. The Bank's objectives in its asset/liability management are to utilize its capital effectively, to provide adequate liquidity, and to enhance net interest income, without taking unreasonable risks subjecting the Bank unduly to interest rate fluctuations.

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

The Bank utilizes an income simulation model that calculates the result of a 100, 200, 300, etc. basis point shock in regards to the net interest income as well as the effect on the net portfolio value of the Bank. The model incorporates beginning of the period rate, balance, and maturity data, using various levels of aggregation of that data, as well as certain assumptions concerning the maturity, repricing, amortization, and prepayment characteristics of loans and other interest-earning assets and the repricing withdrawal of deposits and other interest-bearing liabilities. The Bank updates and prepares simulation modeling monthly for review by ALCO (Asset Liability Committee), senior management, and the Board of Directors. The Bank believes that the data and assumptions are realistic representations of its portfolio and possible outcomes under the various interest rate scenarios. Nonetheless, the interest rate sensitivity of the Bank's net interest income and net market value of equity could vary substantially if different assumptions were used or if actual experience differs from the assumptions used.

The results of the Company's income simulation and gap analysis for the periods ended March 31, 2001 and December 31, 2000 are presented below. The gap analysis indicates that the Company is currently asset sensitive, meaning that the assets are repricing and/or maturing at a faster pace than liabilities. An asset sensitive institution will typically benefit in a rising interest rate environment, as net interest income tends to increase. This is supported by the results of the income simulation model. Conversely, in a declining interest rate environment, the net interest income is expected to decrease.

                                       RATE SHOCK ESTIMATES
                               Net Interest Income and Market Value

                                 March 31, 2001                     December 31, 2000
                               Percentage Change                    Percentage Change
------------------------------------------------------------------------------------------------

       Immediate            Net                 Net               Net                Net
       Change in          Interest            Market            Interest           Market
     Interest Rates        Income              Value             Income             Value
------------------------------------------------------------------------------------------------
         +400                15%               (15)%               (1)%              (28)%
         +300                13                (10)                 0                (20)
         +200                10                 (4)                 1                (12)
         +100                 6                 (1)                 1                 (5)
         -100                (6)                (1)                (3)                 2
         -200               (13)                (8)                (5)                 1
         -300               (21)               (14)               (10)                (4)
         -400               (28)               (19)               (14)                (7)
------------------------------------------------------------------------------------------------

                                        ONE-YEAR INTEREST RATE SENSITIVE GAP
                                        ------------------------------------
                                                  (in thousands)

                                       March 31, 2001        December 31, 2000
                                       --------------        -----------------

One-year repricing assets                $ 505,282               $ 423,956
One-year repricing liabilities             450,522                 447,992
   One-year gap                             54,760                 (24,036)
                                         ---------               ---------

   Total assets                          $ 654,338               $ 643,231
                                         =========               =========

Interest rate sensitivity gap as a
   percent of assets                           8.4%                   (3.7%)


The Rate Shock results for the March 31, 2001 simulation run indicate that if an immediate increase of 200 basis points in interest rates occurred, the Company's net interest income would increase by 10%. Conversely, if prevailing interest rates were to decline by 200 basis points, net interest income would decrease by 13%. Both the rise and decline in rate scenarios result in a decrease in the market value of the Bank. This situation has occurred in large part in the first quarter of 2001 due to the sudden increase in fixed rate loans in the loans held-for-sale category. Although these loans are fixed rate in nature, it is the intent of the Bank to sell these loans in the secondary market. The Bank has taken the position to liquidate these loans within a thirty-to-ninety day period.

The aggressive decline in rates during the first quarter 2001 is something that has not been seen since early 1992. Such a steep decline will cause short-term volatility in portfolio values and interest rate risk. It remains management's strategy to maintain a portfolio primarily consisting of adjustable rate instruments. In doing so, adverse fluctuations in economic conditions that effect the Company's interest income and portfolio value should be short lived.

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

            None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The Annual Meeting of Shareholders of First Mutual Bancshares, Inc. was held on April 26, 2001. The results of votes on the matters presented at the Meeting are as follows:

1. The following individuals were elected as directors for the term noted:

Director                    Votes For          Votes Withheld       Term
--------                    ---------          --------------       ----

Janine Florence             4,501,627           96,907              1 year
Victor E. Parker            4,505,183           93,351              1 year
F. Kemper Freeeman, Jr.     4,502,689           95,845              1 year
James J. Doud, Jr.          4,505,246           93,288              2 years
Robert C. Wallace           4,501,480           97,054              2 years
Richard S. Sprague          4,504,933           93,601              2 years
Mary Case Dunnam            4,505,083           93,451              3 years
John R. Valaas              4,489,911          108,623              3 years
George W. Rowley, Jr.       4,493,466          105,068              3 years
H. Scott Wallace            4,488,047          110,487              3 years

2. The proposal to amend the First Mutual Bancshares, Inc. Articles of Incorporation with respect to "Blank Check" Preferred Stock received the following votes:

     Number of Shares            Number of Shares            Number of Shares
           FOR                        AGAINST                   ABSTAINING
           ---                        -------                   ----------
           3,409,758                  433,448                   180,629

3. The proposal to amend the First Mutual Bancshares, Inc., Articles of Incorporation to provide for a classified board received the following votes:

     Number of Shares            Number of Shares            Number of Shares
           FOR                        AGAINST                   ABSTAINING
           ---                        -------                   ----------
           3,414,979                  442,477                   166,380

ITEM 5.    OTHER INFORMATION

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           None.

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

Date: May 14, 2001                        FIRST MUTUAL BANCSHARES, INC.




                                          /s/ John R. Valaas
                                          -------------------------------------
                                          John R. Valaas
                                          President and Chief Executive Officer




                                          /s/ Roger A. Mandery
                                          -------------------------------------
                                          Roger A. Mandery
                                          Executive Vice President
                                          (Principal Financial Officer)