Form 10-Q
period 2001-06-30
FIRST MUTUAL BANCSHARES INC
filed 2001-08-13
CIK 1098337

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

        For quarterly period ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to _____________

                        Commission File Number 005-57091

                          FIRST MUTUAL BANCSHARES, INC.
                  (Exact name of bank as specified in charter)


      WASHINGTON                                             91-2005970
------------------------                                ---------------------
(State of incorporation)                                  (I.R.S. Employer
                                                        Identification Number)


            400 108th Avenue N.E., Bellevue, WA             98004
            --------------------------------------------------------
            (Address of principal executive offices)      (Zip code)


       Registrant's telephone number, including area code: (425) 453-5301
                                                            --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X                                                 No
         -------                                                 -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

               August 8, 2001                                  4,707,399
               --------------                                  ---------
================================================================================

                          FIRST MUTUAL BANCSHARES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                  JUNE 30, 2001

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I: FINANCIAL INFORMATION..............................................    2
   Item 1. Financial Statements............................................   14
   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................   14
                General....................................................   14
                Results of Operations......................................   14
                    Net Interest Income....................................   14
                    Other Operating Income.................................   16
                    Operating Expenses.....................................   19
                    Net Income.............................................   20
                Business Segments..........................................   20
                    Consumer Banking.......................................   20
                    Residential Lending....................................   22
                    Commercial Lending.....................................   22
                Financial Condition........................................   23
                    Asset Quality..........................................   24
                    Liquidity and Capital Reserves.........................   25
   Item 3. Quantitative and Qualitative Disclosures About Market Risk......   26
PART II: OTHER INFORMATION.................................................   28
   Item 1. Legal Proceedings...............................................   28
   Item 2. Changes in Securities...........................................   29
   Item 3. Defaults Upon Senior Securities.................................   29
   Item 4. Submission of Matters to a Vote of Security-Holders.............   29
   Item 5. Other Information...............................................   29
   Item 6. Exhibits and Reports on Form 8-K................................   29
                Forward-Looking Statements Disclaimer......................   30

Item 1.  Financial Statements

                          FIRST MUTUAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                   June 30,        December 31,
                                                     2001              2000
                                                 ------------      ------------
ASSETS:                                                    (Unaudited)

CASH AND CASH EQUIVALENTS:
  Interest-earning deposits                      $     58,186      $    513,806
  Noninterest-earning demand deposits
    and cash on hand                                5,178,387         6,485,186
                                                 ------------      ------------

                                                    5,236,573         6,998,992

MORTGAGE-BACKED AND OTHER SECURITIES
  AVAILABLE FOR SALE                               28,335,900        38,648,017

LOANS RECEIVABLE, HELD FOR SALE                    18,556,538        15,774,341

MORTGAGE-BACKED AND OTHER SECURITIES
  HELD TO MATURITY                                 61,172,089        85,041,725

  LOANS RECEIVABLE                                531,045,546       480,505,472
  RESERVE FOR LOAN LOSSES                          (6,982,544)       (6,729,166)
                                                 ------------      ------------

LOANS RECEIVABLE, NET                             524,063,002       473,776,306

ACCRUED INTEREST RECEIVABLE                         4,200,667         4,665,516

REAL ESTATE HELD FOR SALE                                --           1,352,611

LAND, BUILDINGS AND EQUIPMENT, NET                  8,025,331         7,423,956

FEDERAL HOME LOAN BANK (FHLB) STOCK,
  at cost                                           8,245,900         7,749,400

MORTGAGE SERVICING RIGHTS                              36,592           145,097

OTHER ASSETS                                        2,114,883         1,655,505
                                                 ------------      ------------

TOTAL                                            $659,987,475      $643,231,466
                                                 ============      ============

                          FIRST MUTUAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Continued)

                                                    June 30,       December 31,
                                                      2001             2000
                                                  ------------     ------------
                                                           (Unaudited)
LIABILITIES:
  Deposits:
    Investor custodial checking                   $    715,101     $    662,545
    Money market deposit and checking               99,807,574       96,267,362
       accounts
    Regular savings                                  8,197,434        8,350,254
    Time deposits                                  347,452,708      352,211,748
                                                  ------------     ------------

               Total deposits                      456,172,817      457,491,909

  Drafts payable                                       535,034        1,300,082
  Accounts payable and other liabilities             3,088,672        3,493,118
  Advance payments by borrowers for
     taxes and insurance                             1,624,016        1,484,132
  FHLB advances                                    149,141,725      133,034,725
  Other advances                                       250,000          250,000
  Current tax liability                                   --            260,229
                                                  ------------     ------------

               Total liabilities                   610,812,264      597,314,195

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value-
    Authorized, 10,000,000 shares
      Issued and outstanding, 4,707,399
      and 4,671,286 shares, respectively             4,707,399        4,671,286
  Additional paid-in capital                        31,316,634       31,118,545
  Employee stock ownership plan debt                      --            (97,821)
  Retained earnings                                 13,123,543       10,140,569
  Accumulated other comprehensive income:
    Unrealized income on securities
    available for sale, net of federal
    income tax                                          27,635           84,692
                                                  ------------     ------------

               Total stockholders' equity           49,175,211       45,917,271
                                                  ------------     ------------

TOTAL                                             $659,987,475     $643,231,466
                                                  ============     ============

                          FIRST MUTUAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                              Quarters ended June 30           Six Months ended June 30
                                           -----------------------------     -----------------------------
                                               2001             2000             2001             2000
                                           ------------     ------------     ------------     ------------
                                                    (Unaudited)
INTEREST INCOME:
  Loans Receivable                         $ 11,780,707     $ 10,708,299     $ 23,370,297     $ 20,959,593
  Interest on AFS Securities                    481,387          284,487        1,062,539          576,432
  Interest on HTM Securities                  1,032,662        1,326,183        2,317,683        2,645,550
  Interest Other                                148,184          132,947          301,809          261,169
                                           ------------     ------------     ------------     ------------

                                             13,442,940       12,451,916       27,052,328       24,442,744

INTEREST EXPENSE:
  Deposits                                    5,925,818        5,518,638       12,296,875       10,525,201
  FHLB advances and other                     2,233,276        1,877,257        4,312,542        3,784,680
                                           ------------     ------------     ------------     ------------

                                              8,159,094        7,395,895       16,609,417       14,309,881
                                           ------------     ------------     ------------     ------------

  Net interest income                         5,283,846        5,056,021       10,442,911       10,132,863

PROVISION FOR LOAN LOSSES                        50,000          100,000          265,000          230,000
                                           ------------     ------------     ------------     ------------

  Net interest income, after provision
   for loan losses                            5,233,846        4,956,021       10,177,911        9,902,863

OTHER OPERATING INCOME:
  Gain on sales of loans                        410,119            6,857        1,163,681          128,389
  Servicing fees, net of amortization            25,752          108,473           66,828          338,247
  Gain on sales of investments                  156,875             --            628,663             --
  Fees on deposits                               84,258           72,313          167,153          153,077
  Other                                         191,727          151,916          413,377          342,246
                                           ------------     ------------     ------------     ------------

  Total other operating income                  868,731          339,559        2,439,702          961,959


BALANCE, carried forward                      6,102,577        5,295,580       12,617,613       10,864,822

                          FIRST MUTUAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (CONTINUED)

                                                                   Quarters ended June 30            Six Months ended June 30
                                                                -----------------------------     ------------------------------
                                                                    2001             2000             2001              2000
                                                                ------------     ------------     ------------      ------------
                                                                         (Unaudited)
BALANCE, brought forward                                        $  6,102,577     $  5,295,580     $ 12,617,613      $ 10,864,822

OPERATING EXPENSES:
  Salaries and employee benefits                                   2,046,098        1,676,089        4,312,378         3,616,977
  Occupancy                                                          508,874          422,549        1,037,219           850,077
  Other                                                              945,102          753,593        1,814,058         1,461,079
                                                                ------------     ------------     ------------      ------------
          Total other operating expenses                           3,500,074        2,852,231        7,163,655         5,928,133
                                                                ------------     ------------     ------------      ------------
          Income before Federal Income Tax and Cumulative
             Effect of Adoption of New Accounting Principle        2,602,503        2,443,349        5,453,958         4,936,689

FEDERAL INCOME TAX                                                   880,437          827,623        1,845,507         1,673,667
                                                                ------------     ------------     ------------      ------------
          Income before Cumulative Effect of Adoption of
             New Accounting Principle                              1,722,066        1,615,726        3,608,451         3,263,022
                                                                ------------     ------------     ------------      ------------
          Cumulative effect of Adoption of New Accounting
             Principle, net of federal income tax                       --               --           (155,247)             --
                                                                ------------     ------------     ------------      ------------
NET INCOME                                                      $  1,722,066     $  1,615,726     $  3,453,204      $  3,263,022
                                                                ============     ============     ============      ============
PER SHARE DATA:
Basic earnings per common share before
Cumulative Effect of Adoption of New Accounting Principle       $       0.37     $       0.35     $       0.77      $       0.70

Cumulative Effect of Adoption of New Accounting Principle,
  Net of federal income tax                                             --               --              (0.03)             --
                                                                ------------     ------------     ------------      ------------
Basic earnings per common share                                 $       0.37     $       0.35     $       0.74      $       0.70
                                                                ============     ============     ============      ============
Earnings per common share before cumulative effect of
  Adoption of New Accounting Principle, Assuming Dilution       $       0.36     $       0.34     $       0.75      $       0.69

Cumulative Effect of Adoption of New Accounting Principle,
  Net of federal income tax                                             --               --              (0.03)             --
                                                                ------------     ------------     ------------      ------------
Earnings Per Common Share Assuming Dilution                     $       0.36     $       0.34     $       0.72      $       0.69
                                                                ============     ============     ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING                                4,701,465        4,670,907        4,695,058         4,670,207
                                                                ============     ============     ============      ============
WEIGHTED AVERAGE SHARES OUTSTANDING
  INCLUDING DILUTIVE STOCK OPTIONS                                 4,773,105        4,733,959        4,779,648         4,734,125
                                                                ============     ============     ============      ============

                          FIRST MUTUAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                               Common stock             Additional
                                                                       ----------------------------       paid-in        Retained
                                                                          Shares          Amount          capital        earnings
                                                                       ------------    ------------    ------------    ------------
BALANCE, JANUARY 1, 1999                                                  4,247,275    $  4,247,275    $ 25,848,681    $  5,181,720
    Options exercised, including tax benefit of $13,038                       9,378           9,378          48,701
    10% stock dividend                                                      424,483         424,483       5,252,977      (5,677,460)
    Retirement of shares repurchased                                         (8,500)         (8,500)        (34,000)        (60,031)
    Repayment of ESOP debt
    Cash dividends declared ($.20 per share)                                                                               (917,221)
    Comprehensive income:
       Net income                                                                                                         6,000,348
       Other comprehensive income(loss)--Change in unrealized loss on securities available-for-sale, net of federal income tax
                                                                                                                       ------------
    Total Comprehensive income                                                                                            6,000,348
                                                                       ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 1999                                                4,672,636    $  4,672,636    $ 31,116,359    $  4,527,356
                                                                       ============    ============    ============    ============
    Options exercised, including tax benefit of $6,431                        8,650           8,650          42,186
    Retirement of shares repurchased                                        (10,000)        (10,000)        (40,000)        (51,874)
    Repayment of ESOP debt
    Cash dividends declared ($.20 per share)                                                                               (933,913)
    Comprehensive income:
       Net income                                                                                                         6,599,000
       Other comprehensive income(loss)--Change in unrealized loss on securities available-for-sale, net of federal income tax
                                                                                                                       ------------
    Total Comprehensive income                                                                                            6,599,000
                                                                       ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 2000                                                4,671,286    $  4,671,286    $ 31,118,545    $ 10,140,569
                                                                       ============    ============    ============    ============
    Options exercised, including tax benefit of $86,101                      36,113          36,113         198,089
    Repayment of ESOP debt
    Cash dividends declared ($.10 per share)                                                                               (470,230)
    Comprehensive income:
       Net income                                                                                                         3,453,204
       Other comprehensive income(loss)--Change in unrealized loss on securities available-for-sale, net of federal income tax
                                                                                                                       ------------
    Total Comprehensive income                                                                                            3,453,204
                                                                       ------------    ------------    ------------    ------------
BALANCE, JUNE 30, 2001                                                    4,707,399    $  4,707,399    $ 31,316,634    $ 13,123,543
                                                                       ============    ============    ============    ============

                          FIRST MUTUAL BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
                                   (UNAUDITED)

                                                                       Employee stock   Accumulated
                                                                         ownership     Comprehensive
                                                                         plan debt     Income(loss)        Total
                                                                       ------------    ------------    ------------
BALANCE, JANUARY 1, 1999                                               $   (603,738)   $    (11,985)   $ 34,661,953
    Options exercised, including tax benefit of $13,038                                                      58,079
    10% stock dividend                                                                                         --
    Retirement of shares repurchased                                                                       (102,531)
    Repayment of ESOP debt                                                  292,999                         292,999
    Cash dividends declared ($.20 per share)                                                               (917,221)
    Comprehensive income:
       Net income                                                                                         6,000,348
       Other comprehensive income(loss)--Change in unrealized loss
         on securities available-for-sale, net of federal income tax                       (656,968)       (656,968)
                                                                                       ------------    ------------
    Total Comprehensive income                                                             (656,968)      5,343,380
                                                                       ------------    ------------    ------------
BALANCE, DECEMBER 31, 1999                                             $   (310,739)   $   (668,953)   $ 39,336,659
                                                                       ============    ============    ============
    Options exercised, including tax benefit of $6,431                                                       50,836
    Retirement of shares repurchased                                                                       (101,874)
    Repayment of ESOP debt                                                  212,918                         212,918
    Cash dividends declared ($.20 per share)                                                               (933,913)
    Comprehensive income:
       Net income                                                                                         6,599,000
       Other comprehensive income(loss)--Change in unrealized loss
         on securities available-for-sale, net of federal income tax                        753,645         753,645
                                                                                       ------------    ------------
    Total Comprehensive income                                                              753,645       7,352,645
                                                                       ------------    ------------    ------------
BALANCE, DECEMBER 31, 2000                                             $    (97,821)   $     84,692    $ 45,917,271
                                                                       ============    ============    ============
    Options exercised, including tax benefit of $86,101                                                     234,202
    Repayment of ESOP debt                                                   97,821                          97,821
    Cash dividends declared ($.10 per share)                                                               (470,230)
    Comprehensive income:
       Net income                                                                                         3,453,204
       Other comprehensive income(loss)--Change in unrealized loss
         on securities available-for-sale, net of federal income tax                        (57,057)        (57,057)
                                                                                       ------------    ------------
    Total Comprehensive income                                                              (57,057)      3,396,147
                                                                       ------------    ------------    ------------
BALANCE, JUNE 30, 2001                                                 $       --      $     27,635    $ 49,175,211
                                                                       ============    ============    ============

                          FIRST MUTUAL BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Six months ended June 30,
                                                                        ------------------------------
                                                                            2001              2000
                                                                        ------------      ------------
                                                                                  (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                          $  3,453,204      $  3,263,022
    Adjustments to reconcile net income to net cash provided (used)
           by operating activities:
        Provision for loan losses                                            265,000           230,000
        Depreciation and amortization                                        565,073           374,718
        Deferred loan origination fees, net of accretion                    (336,945)         (247,359)
        Amortization of mortgage servicing rights                              5,756            64,899
        Gain on sales of loans                                              (998,454)         (138,245)
        Gain on sale of repossessed real estate                               (9,296)             --
        Gain on sale of securities available-for-sale                       (206,832)
        Gain on sale of other investments                                   (421,830)
        FHLB stock dividends                                                (263,400)         (235,974)
        Changes in operating assets & liabilities:
             Loans receivable held-for-sale                               (2,782,197)      (12,259,216)
             Accrued interest receivable                                     464,849          (365,653)
             Other assets                                                   (340,144)         (540,208)
             Drafts payable                                                 (765,048)         (729,370)
             Accounts payable and other liabilities                         (406,251)         (954,694)
             Federal income taxes                                           (379,463)         (363,981)
             Advance payments by borrowers for taxes and insurance           139,884            49,476
                                                                        ------------      ------------

    Net cash used by operating activities                                 (2,016,094)      (11,852,585)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Loan originations                                                   (124,989,383)      (73,121,485)
    Loan principal repayments                                             78,889,769        54,644,237
    Increase in undisbursed loan proceeds                                 (4,296,604)        5,540,913
    Principal repayments & redemptions on mortgage-backed and
      other securities                                                    29,608,027         4,554,371
    Purchase of mortgage-backed and other securities
      held-to-maturity                                                    (2,996,250)       (3,250,000)
    Purchases of premises and equipment                                   (1,022,182)         (379,691)
    Purchase of FHLB stock                                                  (233,100)         (246,026)
    Proceeds from sale of loans                                            1,146,155           248,947
    Proceeds from other investments                                          430,307
    Proceeds from sale of securities available-for-sale                    7,717,947
    Proceeds from sale of real estate held-for-sale                        1,433,584              --
                                                                        ------------      ------------

BALANCE, net cash (used) by investing activities                         (14,311,730)      (12,008,734)

                          FIRST MUTUAL BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                           Six months ended June 30,
                                                                        ------------------------------
                                                                            2001              2000
                                                                        ------------      ------------
                                                                                  (Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in deposit accounts                         (13,637,066)       28,357,637
     Interest credited to deposit accounts                                12,317,974        10,442,904
     Proceeds from advances                                              139,175,000       437,111,800
     Repayment of advances                                              (123,068,000)     (446,562,000)
     Dividends paid                                                         (468,425)         (467,277)
     Proceeds from exercise of stock options                                 148,101            44,405
     Repurchase of common stock                                                               (101,874)
     Repayment of employee stock ownership plan debt                          97,821           181,105
                                                                        ------------      ------------

     Net cash provided by financing activities                            14,565,405        29,006,700
                                                                        ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (1,762,419)        5,145,381

CASH & CASH EQUIVALENTS:
     Beginning of year                                                     6,998,992         3,864,995
                                                                        ------------      ------------

     End of quarter                                                     $  5,236,573      $  9,010,376
                                                                        ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Loans originated for mortgage banking activities                   $ 53,905,686      $ 33,468,583
                                                                        ============      ============

     Loans originated for investment activities                         $124,989,383      $ 73,121,485
                                                                        ============      ============

     Proceeds from sales of loans held-for-sale                         $ 51,123,489      $ 21,209,367
                                                                        ============      ============
     Cash paid during six months ended June 30
        Interest                                                        $ 16,733,436      $ 14,270,047
                                                                        ============      ============
        Income taxes                                                    $  2,029,500      $  2,031,280
                                                                        ============      ============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:
     Loans transferred to (from) real estate held-for-sale, net         $ (1,352,611)     $    527,594


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

NOTE 2.

MORTGAGE-BACKED AND OTHER SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair value of securities available-for-sale at June 30, 2001 and December 31, 2000 are summarized as follows:

                                        Gross          Gross          Estimated
                       Amortized     unrealized      unrealized         fair
                         cost           gains          losses           value
                     -----------     -----------     -----------     -----------
JUNE 30, 2001:
FHLMC securities     $   364,957     $     7,610     $      --       $   372,567
FNMA securities       26,374,229         159,355         117,085      26,416,499
GNMA securities        1,554,841            --             8,007       1,546,834
                     -----------     -----------     -----------     -----------
                     $28,294,027     $   166,965     $   125,092     $28,335,900
                     ===========     ===========     ===========     ===========

DECEMBER 31, 2000:
FHLMC securities     $   420,698     $     9,504     $      --       $   430,202
FNMA securities       36,383,457         358,474         217,890      36,524,041
GNMA securities        1,713,531            --            19,757       1,693,774
                     -----------     -----------     -----------     -----------
                     $38,517,686     $   367,978     $   237,647     $38,648,017
                     ===========     ===========     ===========     ===========


NOTE 3.

MORTGAGE-BACKED AND OTHER SECURITIES HELD-TO-MATURITY

The amortized cost and estimated fair value of mortgage-backed and other securities are summarized as follows:

                                        Gross          Gross          Estimated
                       Amortized     unrealized      unrealized         fair
                         cost           gains          losses           value
                     -----------     -----------     -----------     -----------
JUNE 30, 2001:
FNMA certificates    $29,227,998     $   422,005     $      --       $29,650,003
FHLMC certificates     1,409,778          25,654            --         1,435,432
U.S. government
  agency securities   26,670,008         194,856             800      26,864,064
Merrill Lynch
  corporate bond       2,517,601          37,924            --         2,555,525
Municipal bonds        1,116,842            --             1,608       1,115,234
REMICS                   229,862             688            --           230,550
                     -----------     -----------     -----------     -----------
                     $61,172,089     $   681,127     $     2,408     $61,850,808
                     ===========     ===========     ===========     ===========

DECEMBER 31, 2000:
FNMA certificates    $32,858,126     $   215,635     $   456,516     $32,617,245
FHLMC certificates     1,528,524          18,518            --         1,547,042
U.S. government
  agency securities   46,665,515         131,994         227,007      46,570,502
Merrill Lynch
  corporate bond       2,523,071            --            31,246       2,491,825
Municipal bonds        1,120,707            --            60,939       1,059,768
REMICs                   345,782           1,222             914         346,090
                     -----------     -----------     -----------     -----------
                     $85,041,725     $   367,369     $   776,622     $84,632,472
                     ===========     ===========     ===========     ===========

NOTE 4.

NONPERFORMING ASSETS

The Company had nonperforming assets as follows.
                                                      June 30,     December 31,
                                                        2001           2000
                                                     ----------     ----------
Nonperforming loans                                  $  968,102     $1,110,920
Real Estate and Repossessed assets Held-for-Sale           --        1,352,611
                                                     ----------     ----------
Totals                                               $  968,102     $2,463,531
                                                     ==========     ==========

At June 30, 2001 and December 31, 2000, the Bank had no material impaired loans as defined under Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan."

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for quarters and six months ending June 30, 2001 and June 30, 2000:

                                                            Income             Shares          Per share
                                                          (numerator)      (denominator)         amount
                                                          -----------------------------------------------
Quarter ended June 30, 2001
---------------------------
    Basic EPS:
       Income available to common shareholders            $1,722,066         4,701,465         $     0.37
                                                                                               ==========
    Effect of dilutive stock options                            --              71,640
                                                          ----------        ----------
    Diluted EPS:
       Income available to common shareholders
          plus assumed stock options exercised            $1,722,066         4,773,105         $     0.36
                                                          ===============================================

Six months ended June 30, 2001
------------------------------
    Basic EPS:
       Income available to common shareholders            $3,453,204         4,695,058         $     0.74
                                                                                               ==========
    Effect of dilutive stock options
    Diluted EPS:                                                                84,590
       Income available to common shareholders
          plus assumed stock options exercised            $3,453,204         4,779,648         $     0.72
                                                          ===============================================

Quarter ended June 30, 2000
---------------------------
    Basic EPS:
       Income available to common shareholders            $1,615,726         4,670,907         $     0.35
                                                                                               ==========
    Effect of dilutive stock options                            --              63,052
                                                          ----------        ----------
    Diluted EPS:
       Income available to common shareholders
          plus assumed stock options exercised            $1,615,726         4,733,959         $     0.34
                                                          ===============================================

Six months ended June 30, 2000
------------------------------
    Basic EPS:
       Income available to common shareholders            $3,263,022         4,670,207         $     0.70
                                                                                               ==========

    Effect of dilutive stock options                            --              63,918
                                                          ----------        ----------
    Diluted EPS:
       Income available to common shareholders
          plus assumed stock options exercised            $3,263,022         4,734,125         $     0.69
                                                          ===============================================

NOTE 6.

RATE VOLUME ANALYSIS                                SECOND QUARTER 2001                SIX MONTHS ENDED JUNE 30, 2001
(Dollars in thousands)                                       VS                                     VS
                                                    SECOND QUARTER 2000                SIX MONTHS ENDED JUNE 30, 2000
                                                 INCREASE (DECREASE) DUE TO              INCREASE (DECREASE) DUE TO
                                              -------------------------------         -------------------------------
                                                                       TOTAL                                   TOTAL
                                               VOLUME       RATE       CHANGE          VOLUME       RATE       CHANGE
---------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
    Investments:
       Available-for-sale securities          $   247     $   (50)    $   197         $   576     $   (90)    $   486
       Held-to-maturity securities               (120)       (173)       (293)            (10)       (317)       (327)
       Other equity investments                    12           3          15              31          10          41
                                              -------     -------     -------         -------     -------     -------
         Total investments                        139        (220)        (81)            597        (397)        200

    Loans:
       Residential                               (135)        105         (30)           (405)        132        (273)
       Residential construction                   208        (149)         59             416        (154)        262
       Multifamily                                (36)         35          (1)             35         238         273
       Multifamily construction                   117          36         153             349          41         390
       Commercial real estate and Business        838        (142)        696           1,311         (57)      1,254
       Commercial real estate construction         95         (83)         12             196        (127)         69
       Consumer & Other                           221         (38)        183             439          (4)        435
                                              -------     -------     -------         -------     -------     -------
         Total loans                            1,308        (236)      1,072           2,341          69       2,410
                                              -------     -------     -------         -------     -------     -------

               Total interest income            1,447        (456)        991           2,938        (328)      2,610

INTEREST EXPENSE
    Deposits:
       Money market deposit and checking           55        (128)        (73)             49        (142)        (93)
       Regular savings                             (7)         (3)        (10)            (22)         (8)        (30)
       Time deposits                              204         286         490             841       1,053       1,894
                                              -------     -------     -------         -------     -------     -------
         Total deposits                           252         155         407             868         903       1,771

    FHLB advances and other                       395         (39)        356             404         124         528
                                              -------     -------     -------         -------     -------     -------
         Total interest expense                   647         116         763           1,272       1,027       2,299
                                              -------     -------     -------         -------     -------     -------

         Net interest income                  $   800     $  (572)    $   228         $ 1,666     $(1,355)    $   311
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

These segments are managed separately because each business requires different processes and different marketing strategies to reach the customer base that purchases those products and services. All three segments derive a majority of their revenue from interest, and management relies primarily on net interest revenue in managing these segments. No single customer provides more than 10% of the Company's revenues.

Basis of accounting for reportable segments: The Company measures the performance of segments as self-standing business entities. As self-standing entities, the segments have full income-allocated and cost-burdened profit and loss statements. Except for the allocations and the funds transfer-pricing mechanism described below, the accounting policies for the segments are the same as those described in the Summary of Significant Accounting Policies.

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

A funds transfer-pricing method has been utilized to allocate interest income for the deposits held in the branch banks. The deposit-gathering activities contribute to the profitability by reducing borrowing costs. The deposits are presumed to generate revenues for consumer banking through reinvestments in low-risk securities (inferred interest-earning assets). The interest earnings are calculated using an internal, proxy-market interest rate. The loan-producing units in the residential, commercial, and consumer segments are also presumed to borrow money to fund their loans using an internal, proxy-market interest rate.

Equity capital commensurate with the risk weight of segment assets has been allocated to simulate the operating capital level required by the Bank's regulators. The allocated capital provides the segments with interest-free funding.

Financial information for the Company's segments is shown below for June 30, 2001, 2000 and 1999:

                                                         CONSUMER         RESIDENTIAL       COMMERCIAL
QUARTER ENDED JUNE 30:                                    BANKING           LENDING           LENDING           TOTALS
----------------------                                  ----------        ----------        ----------        ----------
Revenues from external customers            2001        $2,639,379        $2,174,103        $8,661,028       $13,474,510
                                            2000         2,649,528         1,961,157         7,957,031        12,567,716
                                            1999         2,276,536         2,050,737         6,532,278        10,859,551

Revenues from other segments                2001         5,492,335           105,000           524,624         6,121,959
                                            2000         4,810,832            89,662           454,205         5,354,699
                                            1999         4,212,680            69,186           395,294         4,677,160

Total Revenues                              2001         8,131,714         2,279,103         9,185,652        19,596,469
                                            2000         7,460,360         2,050,819         8,411,236        17,922,415
                                            1999         6,489,216         2,119,923         6,927,572        15,536,711

Net interest revenue                        2001         1,487,783           462,437         3,019,197         4,969,417
                                            2000         1,457,584           468,143         3,100,323         5,026,050
                                            1999         1,605,894           438,462         2,474,266         4,518,622

Income(loss) before federal income taxes    2001          (326,014)          557,777         2,252,323         2,484,086
                                            2000           162,466           169,038         2,344,470         2,675,974
                                            1999           275,280           394,409         1,703,770         2,373,459


                                                         CONSUMER         RESIDENTIAL       COMMERCIAL
YEAR-TO-DATE ENDED JUNE 30:                               BANKING           LENDING           LENDING           TOTALS
---------------------------                             ----------        ----------        ----------        ----------
Revenues from external customers            2001        $5,846,667        $3,393,090       $17,417,169       $26,656,926
                                            2000         5,129,474         4,041,819        15,665,406        24,836,699
                                            1999         4,375,472         4,302,360        12,733,749        21,411,581

Revenues from other segments of the Bank    2001        10,499,038           198,078         1,031,504        11,728,620
                                            2000         9,342,822           175,820           896,811        10,415,453
                                            1999         8,755,866           149,988           779,488         9,685,342

Total Revenues                              2001        16,345,705         3,591,168        18,448,673        38,385,546
                                            2000        14,472,296         4,217,639        16,562,217        35,252,152
                                            1999        13,131,338         4,452,348        13,513,237        31,096,923

Net interest revenue                        2001         2,702,172           861,726         6,354,627         9,918,525
                                            2000         3,040,619           949,832         6,035,860        10,026,311
                                            1999         3,217,748           933,019         4,793,043         8,943,810

Income(loss) before federal income taxes    2001          (992,417)          430,320         4,575,518         4,013,421
                                            2000           360,562           373,329         4,521,231         5,255,122
                                            1999           497,841           842,270         3,265,304         4,605,415


Total assets as of June 30                  2001       476,385,711       114,569,304       410,098,551     1,001,053,566
                                            2000       449,000,497       110,749,875       356,415,460       916,165,832
                                            1999       398,671,249        87,985,365       306,383,660       793,040,274

Revenues from external customers is comprised of interest income and other operating income. Revenues from other segments include the interest-free benefit of allocated equity capital, the interest revenue from the inferred earning assets on branch deposits, and inter-segment user fees and charges.

NOTE 7.

Reconciliations of segment data to the Company consolidated financial statements are shown in the table below. The amounts for the segments will differ from the actual consolidated financial statements due to a funds transfer pricing mechanism that uses internal, proxy market interest rates, and various methods for allocating costs. The provision for loan losses and the reserve for loan losses have not been allocated to the segments. Total segment assets include inferred interest-earning assets on branch deposits, which are essentially the same assets from the lending segments, but credited with a proportionate interest yield.

                                       QUARTER       YEAR-TO-DATE      QUARTER       YEAR-TO-DATE      QUARTER       YEAR-TO-DATE
                                        ENDED           ENDED           ENDED           ENDED           ENDED           ENDED
                                         2001            2001            2000            2000            1999            1999
                                     ------------    ------------    ------------    ------------    ------------    ------------
TOTAL REVENUES
--------------
Segment total revenues               $ 19,596,469    $ 38,385,546    $ 17,922,415    $ 35,252,152    $ 15,536,711    $ 31,096,923
Back out or add back:
    Revenues from other segments       (6,121,959)    (11,728,620)     (5,354,699)    (10,415,453)     (4,677,160)     (9,685,342)
    Revenues of administrative
      departments netted against
      overhead costs and
      reallocated as net costs            837,161       2,835,104         223,759         568,004         174,589         439,702
                                     ------------    ------------    ------------    ------------    ------------    ------------
Consolidated total revenues          $ 14,311,671    $ 29,492,030    $ 12,791,475    $ 25,404,703    $ 11,034,140    $ 21,851,283
                                     ============    ============    ============    ============    ============    ============
NET INTEREST REVENUE
--------------------
Segment net interest revenue         $  4,969,417    $  9,918,525    $  5,026,050    $ 10,026,311    $  4,518,622    $  8,943,810
Back out or add back:
    Difference between actual
      interest expense and
      inter-segment funding
      allocation                         (310,302)       (423,337)       (103,109)       (171,058)         23,417         (50,521)
    Interest revenues of
      administrative departments
      netted against overhead
      costs and reallocated
      as net costs                        624,731         947,723         133,080         277,610         138,663         330,044
                                     ------------    ------------    ------------    ------------    ------------    ------------
Consolidated net interest revenue    $  5,283,846    $ 10,442,911    $  5,056,021    $ 10,132,863    $  4,680,702    $  9,223,333
                                     ============    ============    ============    ============    ============    ============

INCOME BEFORE FEDERAL INCOME TAXES
----------------------------------
Segment pre-tax income               $  2,484,086    $  4,013,421    $  2,675,974    $  5,255,122    $  2,373,459    $  4,605,415
Back out or add back:
    Unallocated loan losses               (50,000)       (265,000)       (100,000)       (230,000)       (285,000)       (435,000)
    Unallocated net expenses of
      administrative departments             --              --              --              --          (789,582)       (789,582)
    Difference between actual
      total funding cost and
      total inter-segment
      funding allocation                  168,417       1,705,537        (132,625)        (88,433)        926,065       1,006,770
                                     ------------    ------------    ------------    ------------    ------------    ------------
Consolidated pre-tax income          $  2,602,503    $  5,453,958    $  2,443,349    $  4,936,689    $  2,224,942    $  4,387,603
                                     ============    ============    ============    ============    ============    ============


TOTAL ASSETS AS OF JUNE 30
--------------------------
SEGMENT TOTAL ASSETS                               $1,001,053,566                    $916,165,832                    $793,040,274
Back out or add back:
    Inferred inter-segment
      interest-earning assets on
      branch deposits                                (338,725,146)                   (300,062,357)                   (264,292,073)
    Unallocated reserve for
      loan loss                                        (6,982,544)                     (6,491,375)                     (5,984,891)
    Unallocated non-earning
      assets of administrative
      departments                                       4,641,599                       2,145,894                       7,598,970
                                                    -------------                   -------------                   -------------
Consolidated total assets                           $ 659,987,475                   $ 611,757,994                   $ 530,362,280
                                                    =============                   =============                   =============

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

Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation. All significant inter-company transactions and balances have been eliminated.

The information included in this Form 10-Q should be read in conjunction with First Mutual Bancshares, Inc. Year 2000 Annual Report on Form 10-K to the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year.

Consolidated Financial Statements of the Company begin on page 2.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

First Mutual Bancshares, Inc. (the "Company"), a Washington corporation, is a financial holding company owning all of the equity of its wholly owned subsidiary, First Mutual Bank. The Company is subject to regulation by the Federal Reserve Bank of San Francisco. First Mutual Bancshares is also referred to as the "Bank" in this report.

First Mutual Bank (the "Bank") is a Washington-chartered savings bank subject to regulation by the State of Washington Department of Financial Institutions and the Federal Deposit Insurance Corporation ("FDIC"). The Bank conducts business from its headquarters in Bellevue, Washington, and has ten full-service facilities located in Bellevue (3), Kirkland, Redmond, Seattle (2), Issaquah, Bellingham, and Monroe. The Bank also has an income property loan production office located in Tacoma, Washington. The Bank's business consists mainly of attracting deposits from the general public as well as wholesale funding sources, and investing those funds primarily in real estate loans, small and mid-sized business loans, and consumer loans. In addition to portfolio lending, the Bank conducts a mortgage banking operation.

RESULTS OF OPERATIONS
---------------------

         Net Interest Income
         -------------------

Net interest income increased $229,000, or 4.5%, in the second quarter of 2001 as contrasted with the same quarter in 2000. The net interest margin for the quarter was 3.31%, which compares to 3.41% for the quarter ended June 30, 2000.

Net interest income improved principally as a result of an increase in earning assets, which contributed $800,000 in the second quarter. Offsetting the benefit from greater-earning assets, which grew from $597.4 million at June 30, 2000, to $640.4 million at quarter-end June 2001, was the negative impact of $571,000 from a change in interest rates. The unfavorable change in the net interest margin is attributable to a greater relative increase in interest expense as compared to the percentage increase for interest income. Interest expense, as measured by the ratio of interest expense/average earning assets, rose 12 basis points to 5.11% for the second quarter of 2001 from 4.99% for the same period a year ago. Interest income, as measured by the ratio of interest income/average earning assets, also grew, rising 2 basis points from 8.40% in 2000 to 8.42% this year. Even though the interest income ratio increased 0.02%, the rise of 0.12% in the interest expense ratio was greater.

As illustrated below, for the last eight quarters the net interest margin has generally declined, with a slight improvement noted this quarter:

     Quarter Ended                      Net Interest Margin
     -------------                      -------------------
September 30, 1999                              3.69%
December 31, 1999                               3.61%
March 31, 2000                                  3.52%
June 30, 2000                                   3.41%
September 30, 2000                              3.44%
December 31, 2000                               3.37%
March 31, 2001                                  3.28%
June 30, 2001                                   3.31%

Management does not anticipate an improvement in the net interest margin in the third quarter. Approximately $61 million in loans are repricing in the next three months and assuming rates as of July 18, 2001, the bank's interest income will drop by an estimated $104,000 a month by the end of September. On the funding side, time deposits of $47 million will reprice, with interest expense falling (assuming rates as of July 18, 2001) by an estimated $67,000 a month at quarter end. Federal Home Loan Bank borrowings totaling $10 million will also reprice with an estimated benefit of $16,000 per month by quarter-end. The estimated net difference is a negative $21,000 a month.

In the fourth quarter, it is anticipated that circumstances will improve. Assuming interest rates as of July 18, 2001, a little over $66 million in loans will reprice with an estimated downward impact on interest income of $92,000 per month by the end of December. Deposits of $147 million will also reprice with an estimated favorable effect of $286,000 per month by the end of the quarter. In addition, FHLB borrowings totaling $47 million will also reprice with an estimated monthly benefit by quarter-end of $68,000 per month. The estimated net of those figures is a positive $262,000 per month.

Net interest income year-to-date 2001 rose $310,000, or 3.06%, over the comparable period in 2000. Like the second quarter, the improvement in net interest income was the result of a growth in earning assets. Greater earning assets contributed $1,666,000, which was partially offset by an unfavorable variance of $1,355,000 in interest rates. See Note 6 for further information regarding volume and rate relationships affecting net interest income.

         Other Operating Income
         ----------------------

Other operating income consisted of the following:

                                                       Three Months                           Six Months
                                                      Ended June 30                          Ended June 30
                                                      -------------                          -------------

         OTHER OPERATING INCOME:                    2001              2000                2001                2000
         -----------------------                    ----              ----                ----                ----
SFAS 133 Gain                                    $  185,000       $        0        $   272,000         $         0
Secondary Market Fees/(Costs)                        96,000          (68,000)           (81,000)           (108,000)
Mortgage Servicing Rights                           100,000           67,000            114,000             133,000
Sale of Servicing Rights                             29,000            8,000            859,000             103,000
                                                -----------       ----------      -------------         -----------
GAIN ON SALES OF LOANS:                          $  410,000       $    7,000        $ 1,164,000         $   128,000

SERVICING FEES                                   $   26,000       $  108,000        $    67,000         $   338,000

GAIN ON SALE OF INVESTMENTS                      $  157,000       $        0        $   629,000         $         0

FEES ON DEPOSITS:

     NSF Fees                                        51,000           40,000            106,000              82,000
     Other Deposit Fees                              33,000           32,000             61,000              71,000
                                                -----------       ----------      -------------         -----------
   SUBTOTAL                                      $   84,000       $   72,000        $   167,000         $   153,000

OTHER INCOME:

     Miscellaneous Loan Fees                         64,000           18,000            150,000              63,000
     Rental Income                                   35,000           17,000             56,000              35,000
     Brokered Loan Fees                              16,000           30,000             19,000              77,000
     TransAlliance Limited
       Partnership                                        0           22,000                  0              44,000
     Other                                           77,000           65,000            188,000             124,000
                                                -----------       ----------      -------------         -----------
   SUBTOTAL                                     $   192,000       $  152,000        $   413,000         $   343,000
                                                -----------       ----------      -------------         -----------

                                                ===================================================================
TOTAL                                           $   869,000       $  339,000         $2,440,000         $   962,000
                                                ===================================================================

Total other operating income increased to $869,000 in the second quarter of 2001 as compared to $339,000 in the same quarter in 2000. Other operating income jumped from $962,000 for the first half of 2000 to $2.4 million for the like period in 2001. The increase for both periods was mainly attributable to the rise in gain on sale of loans and the gain on sale of investments.

GAIN ON SALES OF LOANS is composed of four elements: the mark-to-market of all interest rate locks on loans pending sale and forward commitments into the secondary market (pursuant to

SFAS No. 133), secondary market fees, capitalization of mortgage servicing rights, and the sale of servicing rights.

The majority of the gain on sales of loans for the second quarter was attributable to gains on financial derivatives and gains realized from secondary market fees. Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, took effect on January 1, 2001. This standard requires that all interest rate locks on loans pending sale and forward sale commitments, which are considered to be derivatives, be marked-to-market. The loss realized from interest rate locks was $22,000 before tax, and the gain on forward commitments totaled $207,000, netting a gain of $185,000. Year-to-date the net gain on derivatives is $272,000. Market losses on forward commitments occur when mortgage loan interest rates decline, and gains occur when those rates rise.

Secondary market fees are the cash gains or losses from the sale of loans into the secondary market. Secondary market fees totaled $96,000, compared to a loss of $68,000 in the second quarter of 2000. Year-to-date the loss in 2001 is $81,000 compared to a loss of $108,000 last year. Secondary market fees typically result in a loss, which are later compensated for by the gain on sale of the servicing rights. In the second quarter, the Bank took advantage of favorable market conditions and closed some forward sale commitments at a gain. Management does not expect to see gains of this nature in the second half of 2001.

The gains recorded for mortgage servicing rights (MSR) are pursuant to Statement of Financial Accounting Standard (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which requires the capitalization of internally generated servicing rights. The amount of MSR's capitalized and recognized in income totaled $100,000 for the second quarter of 2001 as compared to $67,000 for the like quarter in 2000. The amount of loan sales, related to the capitalization of the MSR's, in the second quarter of 2001 amounted to $10.6 million as compared to $6.2 million in the second quarter of 2000. The amount of servicing rights that are capitalized is directly related to the amount of loan sale activity where the Bank retains the right to service the loan. Year-to-date the amount of MSR's capitalized totaled $114,000 as compared to $133,000 for the first six months of 2000. The related loan sale activity for the same time periods totaled $14.2 million and $12.3 million, respectively. The year-to-date numbers reflect a decrease in the gain even though the balance of loans sold with servicing rights retained increased. The mix of loan types that the Bank sells contributes to the amount of gain recognized. The percentage of residential loan sales that occurred in 2000 amounted to 70% of the MSR related loan sales as compared to 49% in 2001. The dollar value of servicing rights (as a percentage of the underlying loans) that are capitalized for residential loans is much greater than the value capitalized for income property loans due to the estimates by which MSRs are valued. Key considerations included in the estimates are the fair market value when known, and cash flow projections. As a result the year-to-date numbers vary from the quarterly figures.

The net gain from the sale of servicing rights amounted to $29,000 in the second quarter of 2001 as compared to $8,000 for the like quarter a year ago. The increase for the second quarter is due to an increase in the amount of servicing rights sold. The Bank sold $6 million in servicing rights in the most recent quarter. The comparative figure for 2000 was $4 million. Year-to-date the gain on sale of mortgage servicing rights totaled $859,000 versus $103,000 for the like period in 2000. The increase in the first six months of 2001 is related to the bulk sale of $78 million in servicing rights sold in the first quarter of 2001.

SERVICING FEES, net of amortization dropped from $108,000 in the second quarter of last year to $26,000 this year. The Bank has sold all but $46.7 million of its servicing portfolio and as a result the amount of income generated from the Serviced For Others portfolio has decreased significantly. Year-to-date servicing fees have decreased as well from $338,000 in the first half of 2000 down to $67,000 for the same period in 2001.

GAIN ON SALE OF INVESTMENTS was $157,000 in the second quarter, from the sale of $4.8 million in investment securities. Year-to-date gains of $629,000 include $422,000 from the sale of a limited partnership interest and $50,000 from the sale of $3.3 million in investment securities in the first quarter. There were no similar sales for the second quarter and first six months of 2000.

FEES ON DEPOSITS have increased 16.7% or $12,000 on a quarterly comparison and 9.2% or $14,000 on a year-to-date comparison. These increases are largely attributable to non-sufficient funds (NSF) fee income. Other fees collected on deposits were flat for the second quarter of 2001 as compared to the like quarter a year ago, increasing a mere $1,000. The figures for the first six months of 2001 and 2000 show a decrease in other deposit fee income of $10,000. The reason for the decrease was due to the elimination, of the sale of non-FDIC insured investments to customers. This service contributed $16,000 in fee income during the first half of 2000 as compared to $2,000 for the same period this year.

OTHER INCOME was $192,000, compared to $152,000 in the second quarter of last year. For the first six months of 2001 other income totaled $413,000 as compared to $343,000 for the like period the previous year. The rise in other income is mainly due to an increase in miscellaneous loan fees, rental and other income offset by a decrease in brokered loan fees and limited partnership dividends.

Miscellaneous loan fees increased $46,000 during the second quarter of 2001 as compared to the same quarter a year ago. The year-to-date figures have risen as well from $63,000 for the first half of 2000 to $150,000 for the like period in 2001. The increase was mainly attributable to extension fees associated with construction loans. Rental income has also increased as compared to the second quarter of 2000. Rental income totaled $35,000 for the quarter ended June 30, 2001, up 105.9% from $17,000 for the second quarter of 2000. The Bank has entered into a lease agreement with a wireless communication provider, the result of which was a positive impact on rental income. Additionally, the Bank's other fee income has increased $12,000 or 18.5% for the second quarter of 2001 and $64,000 or 51.6% for the first six months ended June 30, 2001. Contributing to the increase was the change made during second quarter in vendors that provide official check services to the Bank. The Bank shares in the interest earned on the outstanding check balances. By changing vendors the amount of fee income earned increased $9,000 for the quarter and $15,000 year-to-date.

Offsetting the increase in other income has been the elimination of dividends that the Bank has received from its limited partnership interest with Transalliance. The limited partnership's business activities principally encompassed the operation of automated teller machines. During the first quarter of this year the Bank sold its interest in the limited partnership. As a result, the dividend income recognized in the second quarter of 2000 was $22,000 and $44,000 for the six months ended June 30, 2000. There was no comparable income for the same time periods in 2001.

Adding to the offset in other income was the reduction of brokered loan fees. During the past year the Bank has placed more emphasis on portfolio lending, consequently, brokered loan fees have dropped. For the second quarter of 2000 brokered loan fees totaled $30,000 as compared to $16,000 for the same quarter this year and $77,000 for the first half of 2000 down to $19,000 for the same period in 2001.

         Operating Expenses
         ------------------

Operating expenses consisted of the following:

                                                     Three Months                            Six Months
                                                     Ended June 30                          Ended June 30
                                                     -------------                          -------------
OPERATING EXPENSES:                             2001               2000                2001               2000
-------------------                             ----               ----                ----               ----
SALARIES AND BENEFITS                       $  2,046,000       $   1,676,000       $  4,312,000        $  3,617,000

OCCUPANCY                                   $    509,000             422,000          1,037,000             850,000

OTHER EXPENSES:
   Legal Fees                                    110,000              47,000            158,000              90,000
   B&O Taxes                                      90,000             <11,000>           190,000              61,000
   REHFS Expense                                   1,000              30,000              7,000              30,000
   Other                                         744,000       $     688,000       $  1,459,000        $  1,280,000
                                            ------------       -------------       ------------        ------------
     SUBTOTAL                               $    945,000       $     754,000       $  1,814,000        $  1,461,000
                                            ------------       -------------       ------------        ------------

TOTAL                                       $  3,500,000       $   2,852,000       $  7,163,000        $  5,928,000
                                            =======================================================================

SALARIES AND EMPLOYEE BENEFITS increased 22.1%, totaling $2.0 million in the second quarter of 2001 and 19.2%, for a total of $4.3 million year-to-date due to an across-the-board annual salary increase of 7.7% year-over-year, the expansion of the Business Banking department and the addition of the Kirkland branch. Loan officer commissions also increased, up 117.1% to $216,000 in the second quarter of 2001, due to the increased loan volume. Year-to-date, loan officer commissions are up 49.2% to $382,000 as compared to $256,000 for the first six months of 2000.

Offsetting the rise in salaries and employee benefits was the increase in SFAS No. 91 benefits. In accordance with SFAS No. 91, standard loan costs are determined annually for common loan types. The predetermined standard loan costs are deducted from operating expenses with the net figures reported in the financial statements. In the second quarter of 2001 the SFAS No. 91 benefit related to compensation and employee benefits amounted to $290,000 as compared to $206,000 last year. Year-to-date the SFAS No. 91 benefit totaled $534,000. The comparable figure for 2000 is $463,000. The increase in SFAS No. 91 benefits is largely the result of an increase in loan origination's this year. Loans closed in the first half of 2001 totaled $179 million versus $107 million the prior year.

OCCUPANCY EXPENSE increased $87,000, or 20.6%, on a quarter-to-quarter comparison. Year-to-date 2001 occupancy expense is up $187,000, or 22.0%. Contributing to the rise in occupancy costs is the added expense of the Kirkland Office and the expansion of the Consumer Loan department at the Bellevue Headquarters.

OTHER EXPENSES rose $191,000 or 25.3% for the second quarter from $754,000 last year to $945,000 for the like quarter this year. Year-to-date other expenses have increased $353,000 or 24.2% over the first half of 2000. For the first six months of the year other expenses amounted to $1,814,000 as compared to $1,461,000 last year. The increase was principally due to the jump in legal fees and Business & Occupation (B&O) taxes, offset slightly by the decrease in Real Estate Held For Sale (REHFS) expense.

Legal fees, which were up 134.0% to $110,000 for the second quarter and 75.6% to $158,000 in the first half, contributed to the increase. Legal expenses include preparatory work completed in anticipation of the nationwide expansion of the consumer lending activity. The Bank has recently taken the first step along that path by opening an office in Florida.

Business and occupation taxes for the second quarter of 2001 totaled $90,000 as compared to a net gain of $11,000 for the like quarter last year. Year-to-date B&O taxes are $190,000 as compared to $61,000 in 2000. In the second quarter of 2000 the Bank recorded an $85,000 refund of B&O taxes from the State of Washington Department of Revenue.

Real estate held for sale expense was $1,000 for the quarter and $7,000 year-to-date 2001 as compared to $30,000 for both the quarter and first half of 2000. The decrease in REHFS expense is a direct result of the sale of the REHFS that the Bank held last year. REHFS at June 30, 2001 was zero as compared to $1.4 million at the end of last year.

Other expenses increased on a quarterly and year-to-date basis by $56,000 and $179,000, respectively. Contributing to the rise in expenses was recruiting expense. For the second quarter of 2000 recruiting expense totaled $6,000 as compared to $22,000 for the same quarter in 2001. The year-to-date figure is $53,000 and $ 14,000 for the like period last year. The principal reason for the rise in recruiting expense is the expansion of the Business Banking Department.

         Net Income
         ----------

Net income increased 6.6%, from $1,616,000 in the second quarter of 2000 to $1,722,000 in the same period of 2001. For the first six months of 2001 net income is up $190,000, or 5.8%, over the comparable period in 2000. The improvement in net income is a reflection of slightly higher net interest income and a significant increase in other income.

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

         Consumer Banking
         ----------------

Income before taxes for the consumer-banking segment fell from $162,000 in the second quarter of 2000 to a loss of $326,000 in the same quarter in 2001. The decline in income before taxes was largely the result of an increase in operating expenses.

Net interest income increased $30,000, or 2.1%, in the second quarter of 2001 as contrasted with the same quarter in 2000. The net interest margin for the quarter was 1.24%, which compares to 1.32% for the quarter ended June 30, 2000. Net interest income improved principally as a result of an increase in earning assets. Although average assets this year increased $35.2 million, or 8.0%, on a quarter-to-quarter comparison, the favorable impact from that growth was insufficient to offset the increase in interest expense of 10.4%, resulting in a decrease to the margin.

Non-interest income increased from $176,000 in the three months ending June 2000 to $232,000 in the same quarter this year. Contributing to the growth in non-interest income were the gains realized from the increased sale of consumer loans on the secondary market plus the increase in rental income, partially offset by the decrease in limited partnership income. In November 2000 the Bank's Sales Finance department began selling consumer loans on the secondary market. During the second quarter of 2001 fee income from this program amounted to $69,000. In addition, the consumer non-interest income benefited from an increase in rental income. During the quarter the bank entered into a lease agreement with another company to lease a small portion of the Bank's property which contributed $15,000 to the bank's fee income. Offsetting these income items was the elimination of the dividends received from the bank's limited partnership. During the first quarter of 2001, the bank sold its interest in the TransAlliance limited partnership. As a result the bank will no longer receive quarterly dividends. The dividend income from second quarter of 2000 amounted to $22,000 as compared to zero for the like quarter this year.

Operating expenses increased $585,000, from $1,443,000 in the second quarter of 2000 to $2,028,000 this year. The increase is mainly attributable to the yearly salary increases, the expansion of the Sales Finance department at the Bellevue Headquarters as well as the opening of the Kirkland branch last summer.

During the second quarter of 2001 the Sales Finance department originated $5.7 million in loans as compared to $3.2 for the same quarter one year ago. This is an increase of 78%. As a result the department has grown to accommodate this increase in production. This trend is anticipated to continue as the Bank is expanding its energy conservation lending program nationwide beginning next quarter. The Bank has already taken the first step by opening an office in Florida.

The full impact of the opening of the Kirkland branch has also had a negative effect on this segment's income. The operating expenses of this branch will continue to burden this segment until such time as the total mix of deposits reach the minimum desired objective. This expansion plus the anticipated opening of our newest branch in the community of Juanita, north of Kirkland, in the next few months will also significantly impact the future profitability of the Consumer Banking segment.

The year-to-date trend is similar to that of the second quarter. Net interest income is down $339,000 or 11.1%; fee income is up $107,000, or 32.2%; and operating expenses are up $1.2 million or 39.1%, resulting in a decrease in net income of $1.4 million or a negative 375.2%. Net interest income fell from $3,041,000 in the first half of 2000 to $2,702,000 this year. The net interest margin has compressed from 1.41% in 2000 to 1.14% in the first half of 2001. The consumer line of business, like the Bank as a whole, has experienced an environment in which deposit costs have risen more rapidly than asset revenues.

The material increase in non-interest expense year-to-date is a result of year-over-year salary increases and the expansion of the Sales Finance department as well as the addition of the Kirkland branch last summer.

         Residential Lending
         -------------------

Income before taxes increased significantly for the residential lending segment, from $169,000 in the second quarter of 2000 to $558,000 in 2001. The positive impact came from a significant increase in non-interest income coupled with a decrease in operating expenses.

Non-interest income for the second quarter rose, from $86,000 last year to $331,000 in 2001. The increase was mainly due to the gains realized from the mark-to-market of the forward commitments, as a result of a favorable movement in interest rates during the quarter. Also contributing to the rise were the secondary market fees generated from greater loan sales compared to the like quarter last year. For more information please see the discussion regarding these two subject matters under the heading "Other Operating Income", subheading, "Gain on Sale of Loans".

Operating expenses decreased 38.7%, from $385,000 in the three months ending June 30, 2000, to $236,000 in the same period of 2001. Contributing to that decline in operating costs was the significant increase in the SFAS No. 91 benefits. SFAS No. 91 benefits, which are affected by loan originations, rose from $79,000 for second quarter last year to $187,000 in year 2001 for the Residential segment.

Year-to-date, income before tax is up 15.3%, from $373,000 in 2000 to $430,000 in 2001. Fee income is down, which has been partially compensated by a decline in operating expenses.

Non-interest income fell from $329,000 in the first six months of 2000 to a loss of $17,000 in the same period this year. The principle cause of the year-to-date decrease in non-interest income was the increase in pair-off fees. Pair-off losses totaled $320,000 for the first six months of 2001 as compared to $42,000 for the like period last year. Pair-off fees are a routine secondary market activity; however, whether the pair-off results in a gain or loss is largely dependent on the movement of mortgage rates. When rates decline, as they have over the past year, losses occur in pair-offs, and vice versa in a rising interest rate environment.

Operating expenses declined from $905,000 in the first two quarters of 2000 to $414,000 this year. Contributing to the decline in operating costs was the increase in benefit of $206,000 in SFAS No. 91 benefits. For the first six months of 2000, the SFAS No. 91 benefits related to this business segment totaled $136,000 as compared to $342,000 year-to-date 2001. This rise in benefit resulted from increased loan origination activity this year.

         Commercial Lending
         ------------------

Income before taxes for this business segment declined $92,000, or 3.9%, from $2,344,000 in the second quarter of 2000 to $2,252,000 in the like period of 2001. Net interest revenue dropped $81,000, while non-interest income and operating expenses rose $58,000 and $69,000, respectively.

Net interest revenue suffered from a decline in the net interest margin. For the second quarter of 2000, the commercial segment's net interest margin was 3.53%, as compared to 3.02% for the like quarter this year. The continued drop in interest rates has negatively affected this area. Partially offsetting the negative impact that interest rates have had on this segment was the increase in average assets. At June 30, 2000, average assets for the quarter equaled $351.6 million as contrasted with $399.3 million at June 30, 2001. Unlike the other two business segments, the assets for commercial lending repriced down more rapidly than the funding sources.

The Commercial segment is the largest segment in terms of pre-tax income for the Bank. During the past six months, interest rates have been declining. In order to retain our long-term customers and provide them with the high level of customer service that they have come to expect, the Bank made certain concessions in the pricing of selected loans. Also affecting the net interest margin is the index that most of the loans in this segment are tied to the Constant Maturity Treasury (CMT) index. The CMT has repriced downward faster than the Bank's funding sources which are more closely related to the London Interbank Offering Rate (LIBOR).

Non-interest income increased $58,000 for the quarter principally due to the rise in extension fees collected on construction projects.

Operating expenses increased 8.7% in the second quarter of 2001 as compared to the like quarter in 2000. Non-interest expenses increased primarily due to the yearly salary increases and the expansion of the Business Banking department. The Bank has increased the staff in the Business Banking Department to emphasize the growth of the loan portfolio in this area.

Year-to-date income before federal income taxes has risen $55,000, or 1.2%, from $4,521,000 in 2000 to $4,576,000 in year 2001. Net interest income is up 5.3% as is non-interest income by 53.1%. Offsetting the increase in income is the jump in operating costs by 19.7%.

Net interest income jumped $319,000, from $6,036,000 in the first two quarters of 2000 to $6,355,000 in the same period in 2001. Average assets have grown 14.1% from $347.2 million in 2000 to $396.3 million this year.

Non-interest income is up $52,000, from $98,000 to $150,000 mainly due to the increased fee income from extension activities in regards to construction loans.

Operating expenses year-to-date are also up $317,000, from $1,612,000 in the first half of 2000 to $1,929,000 this year mainly due to the expansion in the Business Banking area and the yearly salary increases.

FINANCIAL CONDITION
-------------------

Assets. At June 30, 2001, the Bank's assets were $659,987,000, an increase of 2.6% from $643,231,000 at December 31, 2000. The change in assets is principally the result of growth in the loan portfolio offset by a decrease in the securities portfolio.

Loans. Loans receivable rose from $473,776,000 at year-end 2000, to $524,063,000, an increase of 10.6% in the first six months. Portfolio loan growth of 10.6% or 21.2% annualized is encouraging. The Bank targets portfolio loan growth of 15.0% annually. Residential loan originations have been positively affected by the continued drop in interest rates. Also contributing to the growth in loans are the consumer lending and business banking loan originations which increased 39.2% for the first half of 2001 as compared to the like period last year.

Loans held for sale increased from $15,774,000 at year-end 2000 to $18,557,000 as of June 30, 2001, a 17.6% increase. The rise in loans held for sale is mainly attributable to the increase in loan origination activity that has occurred over the first six months of the year. Routine volatility in mortgage-banking activity also affects the total balance of loans held for sale.

Securities. The Bank classifies investment securities in one of the following categories: 1) trading, 2) available for sale, or 3) held to maturity. Securities classified as available for sale are reviewed regularly and any unrealized gains or losses are recorded in the shareholders' equity account. The balance of the unrealized gain, net of federal income taxes, was $28,000 at June 30, 2001, and $85,000 at year-end 2000. Generally, falling interest rates will increase the amount recorded as unrealized gain, and rising rates will decrease any unrealized gains, as the market value of securities inversely adjusts to the change in interest rates. Due to the sale of some of the securities within the available for sale portfolio since December 31, 2000, the balance of the unrealized gain did not follow the norm. The three securities that were sold during the first six months of this year contributed approximately $224,000 towards the unrealized gain at December 31, 2000.

Security investments declined $34.2 million, or 27.6%, from year-end 2000. The drop in securities is a result of sales of securities, callable securities being called by the issuer, maturing of securities and normal loan prepayment activity, which occurs with mortgage-backed securities. During the last six months, with interest rates on the decline $20.0 million of securities with call features, were called by the issuer. Additionally, one US Agency Security matured during the period with a par value of $3.0 million and $8.2 million in mortgage-backed securities were sold. The sale of the mortgage-backed securities resulted in a gain of $157,000 for the Bank.

The securities activities have continued subsequent to June 30, 2001. During the third quarter, one security with a par value of $7.7 million has been called by the issuer, the Bank has sold another mortgage-backed security for a gain of $140,000, and another $5.0 million par security will mature. The Bank is in the process of purchasing two securities for a total of $9.5 million. During the second quarter, the securities portfolio has been a major source of funding for the Bank. It is the Bank's intent not to let the securities portfolio decline any further. We anticipate that securities that mature in the near future will be replaced.

Liabilities. Funds from deposits decreased slightly from $457,492,000, at year-end 2000 to $456,173,000 at the end of the first half of 2001. The decrease of $1,319,000 represents a decline of 0.29%.

Federal Home Loan Bank (FHLB) advances increased from $133,035,000 at year-end 2000 to $149,142,000 as of the end of the second quarter. With deposit growth flat year-to-date the Bank has used FHLB borrowings and the proceeds from securities to fund its asset growth. As of June 30, 2001, the Bank had the capacity to borrow up to $264.0 million in FHLB advances, subject to sufficient collateral to support those advances.

         Asset Quality
         -------------

Provision and Reserve for Loan Losses. The Bank analyzes a number of factors in determining the provision for loan losses, such as current and historical economic conditions, non-accrual asset trends, and historical loan loss experience. The results of that analysis indicated the need for a provision of $50,000 in the second quarter of 2001.

Non-performing assets improved to $968,000, or .15% of assets at quarter-end 2001, compared to $2.9 million, or .48% of assets at June 30, 2000.

The composition of those non-performing assets is as follows:

                                                                  Amount
                                                                  ------
Consumer loans to be charged off in July                         $   9,000
Consumer loan with an expected loss of up to $26,000                38,000
Consumer loan with no loss currently anticipated                    23,000
Single family residence in Western WA with an estimated
     market value of $250,000                                       94,000
Single family residence in Western WA with an estimated
     market value of $520,000                                      308,000
Lot loans in Western OR with no loss anticipated, although a
     lengthy recovery period is expected                            96,000
                                                                 ---------

Total                                                            $ 968,000
                                                                 =========

         Liquidity and Capital Reserves
         ------------------------------

The net change in cash, as reported in the Statement of Cash Flows, decreased by $1,762,000 in the first six months of 2001. The deposit flows for the first half of 2001 were down, although a number of the securities within the Banks security portfolio either matured or were called, providing an influx of cash, which the Bank used to fund its asset growth. (Please refer to the section titled "Financial Condition" under the sub-heading "Securities" for more information.)

The net cash flows from the securities portfolio totaled $34.1 million in the first half of 2001 combined with $16.1 million in FHLB advances provided the funding source for the Bank's portfolio loan growth. The loan portfolio increased $50.3 million since year-end 2000.

The Bank's deposits decreased by $1.2 million from the December 31, 2000 balances. Deposits amounted to $456.2 million at June 30, 2001 as compared to $457.4 million as of year-end 2000. The Bank's long-term liquidity objective is to fund growth through consumer deposits. Whenever that source is inadequate to meet the Bank's asset growth requirements, FHLB advances are normally accessed. The current ratio of FHLB advances to assets is 22.6%, which is below the Bank's credit limit of 40% of assets. Other sources of liquidity include the sale of loans into the secondary market, net income after the payment of dividends, and reverse repurchase agreement credit lines of $65,000,000.

The FDIC's statutory framework for capital requirements establishes five categories of capital strength, ranging from a high of well capitalized to a low of critically under-capitalized. An institution's category depends upon its capital level in relation to relevant capital measures, including a risk-based capital measure, a leverage capital measure, and certain other factors. At June 30, 2001, the Bank exceeded the capital levels required to meet the definition of a well-capitalized institution:

                                                                                                    To be categorized as
                                                                               For capital                  well
                                                         Actual              adequacy minimum        capitalized under
                                                         ------              ----------------              prompt
                                                                                                     corrective action
                                                                                                         provisions
                                                                                                    ---------------------
Total capital (to risk-weighted assets):
    First Mutual Bancshares, Inc.                         11.37%                   8.00%                    N/A
    First Mutual Bank                                     11.34                    8.00                     10.00%

Tier I capital (to risk-weighted assets):
    First Mutual Bancshares, Inc.                         10.12                    4.00                     N/A
    First Mutual Bank                                     10.09                    4.00                     6.00

Tier I capital (to average assets):
    First Mutual Bancshares, Inc.                          7.48                    4.00                     N/A
    First Mutual Bank                                      7.46                    4.00                     5.00

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank's profitability is dependent to a large extent on its net interest income, which is the difference between the interest received from its interest-earning assets and the interest expense incurred on its interest-bearing liabilities. The Bank's objectives in its asset/liability management are to utilize its capital effectively, to provide adequate liquidity, and to enhance net interest income, without taking undue risks subjecting the Bank unduly to interest rate fluctuations.

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

Certain shortcomings are inherent in gap analysis. For example, some assets and liabilities may have similar maturities or repricing characteristics, but they may react differently to changes in market rates. Certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Due to the restrictions of the gap analysis, these features are not taken into consideration. Additionally, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the one-year gap calculation. As a result, the Bank utilizes the gap report as a complement to its income simulation model.

The Bank utilizes an income simulation model that calculates the result of a 100, 200, 300, etc. basis point shock in regards to the net interest income as well as the effect on the net portfolio value of the Bank. The model incorporates beginning of the period rate, balance, and maturity data, using various levels of aggregation of that data, as well as certain assumptions concerning the maturity, repricing, amortization, and prepayment characteristics of loans and other interest-earning assets and the repricing withdrawal of deposits and other interest-bearing liabilities. The Bank updates and prepares simulation modeling monthly for review by ALCO (Asset Liability Committee), senior management, and the Board of Directors. The Bank believes that data and assumptions are realistic representations of its portfolio and possible outcomes under the various interest rate scenarios. Nonetheless, the interest rate sensitivity of the Bank's net interest income and net market value of equity could vary substantially if different assumptions were used or if actual experience differs from the assumptions used.

The Bank's income simulation model results and its gap analysis results for the periods ending June 30, 2001, and December 31, 2000, are presented below. The gap analysis indicates that the Bank is currently liability sensitive, meaning that the liabilities are maturing at a faster pace than the assets.

                          FIRST MUTUAL BANCSHARES, INC.
                              RATE SHOCK ESTIMATES
                      Net Interest Income and Market Value
                                  June 30, 2001

                                                     June 30, 2001                                December 31, 2000
                                                   Percentage Change                              Percentage Change
------------------------------------------------------------------------------------------------------------------------
       Immediate                   Net                    Net                    Net                     Net
       Change in                Interest                Market                Interest                  Market
     Interest Rates              Income                  Value                 Income                   Value
------------------------------------------------------------------------------------------------------------------------
          +300                       4 %                  (15) %                   0 %                  (20) %
          +200                       3                    (10)                     1                    (12)
          +100                       2                     (4)                     1                     (5)
          -100                      (3)                     2                     (3)                     2
          -200                      (8)                    (1)                    (5)                     1
          -300                     (14)                    (4)                   (10)                    (4)
------------------------------------------------------------------------------------------------------------------------

                                               FIRST MUTUAL BANCSHARES, INC.
                                                  ONE-YEAR CUMULATIVE GAP
                                                      (in thousands)
                                        June 30, 2001          December 31, 2000
                                        -------------          -----------------

One-year repricing assets                  $ 469,550               $ 423,956
One-year repricing liabilities               486,328                 448,242
                                           ---------               ---------
   One-year gap                           ($  16,778)             ($  24,286)
                                           =========               =========

   Total assets                            $ 659,987               $ 643,231
                                           =========               =========

One Year Cumulative GAP as a

   Percent of Assets                            (2.5%)                 (3.8%)


The rate shock results for June 30, 2001, indicates that if rates were to immediately rise 200 basis points, the Bank's net interest income would increase by 3%. Conversely, if rates were to immediately fall 200 basis points, the Bank's net interest income would decrease by 8%. The effect on the Bank's net market value would be a decrease of 10% and a decline of 1% with a 200-basis point rise and fall in market interest rates, respectively.

The results of the rate shock would tend to be indicative of an asset sensitive institution rather than a liability sensitive institution. Within the one-year time horizon, the Bank is asset sensitive by 18% in the 0-3 month repricing/maturing category. Therefore, an immediate decline in interest rates of 200 basis points will negatively influence the net interest income, as assets will reprice quicker than the liabilities.

The previous strategy employed by the Bank was to match the volume of assets and liabilities within the one-year maturity/repricing bucket. We now seek to effectively align the assets and liabilities by month within the one-year time horizon. In doing so, exposure to short-term volatility created by changes in the interest rate environment will be reduced.

The sensitivity analysis does not represent a forecast for the Bank. There are numerous assumptions inherent in the simulation model as well as the gap report. Some of these assumptions include the nature and timing of interest rate levels, including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/replacement of asset and liability cash flows. Customer preferences, and competitor and economic influences are impossible to predict; therefore, the Bank cannot make any assurances as to the outcome of these analyses.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         First Mutual Bancshares, Inc. has certain litigation and negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters is likely to have a material adverse effect on the Bank's financial position.

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

     2. The proposal to amend the First Mutual Bancshares, Inc. Articles of Incorporation with respect to "Blank Check" Preferred Stock received the following votes:

Number of Shares           Number of Shares           Number of Shares
         FOR                  AGAINST                    ABSTAINING
         ---                -----------                  ----------
         3,409,758            433,448                      180,629

     3. The proposal to amend the First Mutual Bancshares, Inc., Articles of Incorporation to provide for a classified board received the following votes:

Number of Shares           Number of Shares           Number of Shares
         FOR                  AGAINST                    ABSTAINING
         ---                -----------                  ----------
         3,414,979            442,477                    166,380

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None.

FORWARD-LOOKING STATEMENTS DISCLAIMER
-------------------------------------

In this Form 10-Q, First Mutual Bancshares, Inc. has included certain "forward-looking statements" concerning its future operations. It is the Company's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all forward-looking statements contained in this Form 10-Q. Sentences containing words such as "may," "intent," "expect," "anticipate," "believe," "estimate," "indicates," "objective," "likely," "projected," "seek," or similar words may constitute forward-looking statements. Although the Company believes that the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business and operations, it is possible that actual results may differ materially from these expectations. Factors which could affect actual results include interest rate trends, the general state of the economy in the Company's market area and the country as a whole, the impact of competitive products, services and pricing, the ability of the Company to control costs and expenses, loan delinquency rates, and legislative, regulatory and accounting changes affecting the banking and financial services industry. These risks and uncertainties should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. The Company and the Bank disclaim any obligations publicly to announce future events or developments, which affect the forward-looking statements herein.



                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2001                       FIRST MUTUAL BANCSHARES, INC.




                                /s/ John R. Valaas
                                --------------------------------------------
                                John R. Valaas
                                President and Chief Executive Officer



                                /s/ Roger A. Mandery
                                --------------------------------------------
                                Roger A. Mandery
                                Executive Vice President
                                (Principal Financial Officer)