Form 10-Q
period 2001-09-30
FIRST MUTUAL BANCSHARES INC
filed 2001-11-14
CIK 1098337

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2001

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from __________ to ___________

                        Commission File Number 005-57091


                          FIRST MUTUAL BANCSHARES, INC.
                  --------------------------------------------
                  (Exact name of bank as specified in charter)


 WASHINGTON                                                     91-2005970
 ----------                                                     ----------
 (State of                                                   (I.R.S. Employer
incorporation)                                            Identification Number)


                    400 108th Avenue N.E., Bellevue, WA 98004
               ---------------------------------------------------
               (Address of principal executive offices) (Zip code)



       Registrant's telephone number, including area code: (425) 453-5301
                                                           --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has (2) has been subject to such filing requirements for the past 90 days.

       Yes  X       No
          -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    November 13, 2001       4,725,966
                                            ---------
================================================================================

                          FIRST MUTUAL BANCSHARES, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I: FINANCIAL INFORMATION...............................................  2
   Item 1. Financial Statements............................................. 14
   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................ 14
                General..................................................... 14
                Recently Issued Accounting Standards........................ 14
                Results of Operations....................................... 15
                    Net Income.............................................. 15
                    Net Interest Income..................................... 15
                    Non-Interest Income..................................... 16
                    Non-Interest Expense.................................... 20
                Financial Condition......................................... 21
                Asset Quality............................................... 22
                Business Segments........................................... 22
                    Consumer Banking........................................ 23
                    Residential Lending..................................... 23
                    Commercial Lending...................................... 24
                Liquidity and Capital Reserves.............................. 25
                Expansion................................................... 26
   Item 3. Quantitative and Qualitative Disclosures About Market Risk....... 26
                Forward-Looking Statements Disclaimer....................... 28
PART II: OTHER INFORMATION.................................................. 29
   Item 1. Legal Proceedings................................................ 29
   Item 2. Changes in Securities............................................ 29
   Item 3. Defaults Upon Senior Securities.................................. 29
   Item 4. Submission of Matters to a Vote of Security-Holders.............. 29
   Item 5. Other Information................................................ 29
   Item 6. Exhibits and Reports on Form 8-K................................. 29
SIGNATURES.................................................................. 30

ITEM 1.  FINANCIAL STATEMENTS

                          FIRST MUTUAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                September 30,       December 31,
                                                    2001                2000
                                               --------------      --------------
ASSETS:                                                    (Unaudited)
CASH AND CASH EQUIVALENTS:
  Interest-earning deposits                    $   38,809,893      $      513,806
  Noninterest-earning demand deposits
    and cash on hand                                4,734,543           6,485,186
                                               --------------      --------------

                                                   43,544,436           6,998,992

MORTGAGE-BACKED AND OTHER SECURITIES
  AVAILABLE FOR SALE                               23,206,561          38,648,017

LOANS RECEIVABLE, HELD FOR SALE                     4,987,118          15,774,341

MORTGAGE-BACKED AND OTHER SECURITIES
  HELD TO MATURITY                                 33,599,841          85,041,725

LOANS RECEIVABLE                                  546,537,954         480,505,472
RESERVE FOR LOAN LOSSES                            (7,013,303)         (6,729,166)
                                               --------------      --------------

LOANS RECEIVABLE, NET                             539,524,651         473,776,306

ACCRUED INTEREST RECEIVABLE                         3,610,259           4,665,516

REAL ESTATE HELD FOR SALE                                --             1,352,611

LAND, BUILDINGS AND EQUIPMENT, NET                  8,553,685           7,423,956

FEDERAL HOME LOAN BANK (FHLB) STOCK,
  at cost                                           8,391,300           7,749,400
MORTGAGE SERVICING RIGHTS                              51,213             145,097

OTHER ASSETS                                        1,992,100           1,655,505
                                               --------------      --------------
TOTAL                                          $  667,461,164      $  643,231,466
                                               ==============      ==============

                          FIRST MUTUAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Continued)

                                                September 30,       December 31,
                                                    2001                2000
                                               --------------      --------------
                                                           (Unaudited)
LIABILITIES:
  Deposits:
    Investor custodial checking                $      137,661      $      662,545
    Money market deposit and checking
      accounts                                    101,230,833          96,267,362
    Regular savings                                 8,159,710           8,350,254
    Time deposits                                 351,834,505         352,211,748
                                               --------------      --------------

        Total deposits                            461,362,709         457,491,909

  Drafts payable                                    1,480,758           1,300,082
  Accounts payable and other liabilities            2,598,228           3,493,118
  Advance payments by borrowers for
    taxes and insurance                             2,879,065           1,484,132
  FHLB advances                                   147,141,225         133,034,725
  Other advances                                      250,000             250,000
  Current tax liability                               744,956             260,229
                                               --------------      --------------

        Total liabilities                         616,456,941         597,314,195

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value-
    Authorized, 10,000,000 shares
    Issued and outstanding, 4,715,966
    and 4,671,286 shares, respectively              4,715,966           4,671,286
  Additional paid-in capital                       31,346,556          31,118,545
  Employee stock ownership plan debt                     --               (97,821)
  Retained earnings                                14,657,241          10,140,569
  Accumulated other comprehensive income:
    Unrealized income on securities
    available for sale, net of federal
    income tax                                        284,460              84,692
                                               --------------      --------------

        Total stockholders' equity                 51,004,223          45,917,271
                                               --------------      --------------

TOTAL                                          $  667,461,164      $  643,231,466
                                               ==============      ==============

                          FIRST MUTUAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                            Quarters ended September 30      Nine Months ended September 30
                                           -----------------------------      -----------------------------
                                               2001             2000              2001             2000
                                           ------------     ------------      ------------     ------------
                                                    (Unaudited)
INTEREST INCOME:
  Loans Receivable                         $ 11,787,341     $ 11,058,397      $ 35,157,638     $ 32,017,990
  Interest on AFS Securities                    401,184          654,560         1,463,723        1,230,992
  Interest on HTM Securities                    713,804        1,342,219         3,031,487        3,987,769
  Interest Other                                300,736          159,980           602,545          421,149
                                           ------------     ------------      ------------     ------------

                                             13,203,065       13,215,156        40,255,393       37,657,900

INTEREST EXPENSE:
  Deposits                                    5,740,381        6,101,883        18,037,256       16,627,084
  FHLB advances and other                     2,269,545        1,921,329         6,582,087        5,706,009
                                           ------------     ------------      ------------     ------------

                                              8,009,926        8,023,212        24,619,343       22,333,093
                                           ------------     ------------      ------------     ------------

  Net interest income                         5,193,139        5,191,944        15,636,050       15,324,807

PROVISION FOR LOAN LOSSES                        50,000           50,000           315,000          280,000
                                           ------------     ------------      ------------     ------------

  Net interest income, after provision
  for loan losses                             5,143,139        5,141,944        15,321,050       15,044,807

OTHER OPERATING INCOME:
  Gain (Loss) on sales of loans                 100,105          (84,909)        1,263,786           43,480
  Servicing fees, net of amortization            25,080          107,436            91,908          445,683
  Gain on sales of investments                  417,545             --           1,046,208             --
  Fees on deposits                               76,500           57,945           243,653          211,022
  Other                                         257,745          176,191           671,122          518,437
                                           ------------     ------------      ------------     ------------

  Total other operating income                  876,975          256,663         3,316,677        1,218,622


BALANCE, carried forward                      6,020,114        5,398,607        18,637,727       16,263,429

                          FIRST MUTUAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (CONTINUED)

                                                 Quarters ended September 30     Nine Months ended September 30
                                                -----------------------------     -----------------------------
                                                    2001             2000             2001             2000
                                                ------------     ------------     ------------     ------------
                                                         (Unaudited)
BALANCE, brought forward                        $  6,020,114     $  5,398,607     $ 18,637,727     $ 16,263,429

OPERATING EXPENSES:
  Salaries and employee benefits                   1,751,438        1,594,756        6,063,816        5,211,733
  Occupancy                                          531,390          460,885        1,568,609        1,310,962
  Other                                            1,062,903          804,513        2,876,961        2,265,592
                                                ------------     ------------     ------------     ------------
      Total other operating expenses               3,345,731        2,860,154       10,509,386        8,788,287
                                                ------------     ------------     ------------     ------------
      Income before Federal Income Tax and
      Cumulative Effect of Adoption of New
      Accounting Principle                         2,674,383        2,538,453        8,128,341        7,475,142

FEDERAL INCOME TAX                                   904,886          858,837        2,750,393        2,532,504
                                                ------------     ------------     ------------     ------------
      Income before Cumulative Effect of
      Adoption of New Accounting Principle         1,769,497        1,679,616        5,377,948        4,942,638
                                                ------------     ------------     ------------     ------------
      Cumulative effect of Adoption of New
      Accounting Principle, net of federal
      income tax                                        --               --           (155,247)            --
                                                ------------     ------------     ------------     ------------
NET INCOME                                      $  1,769,497     $  1,679,616     $  5,222,701     $  4,942,638
                                                ============     ============     ============     ============
PER SHARE DATA:
Basic earnings per common share before
Cumulative Effect of Adoption of New
Accounting Principle                            $       0.38     $       0.36     $       1.14     $       1.06

Cumulative Effect of Adoption of New Accounting
Principle, Net of federal income tax                    --               --              (0.03)            --
                                                ------------     ------------     ------------     ------------
Basic earnings per common share                 $       0.38     $       0.36     $       1.11     $       1.06
                                                ============     ============     ============     ============
Earnings per common share before cumulative
effect of Adoption of New Accounting
Principle, Assuming Dilution                    $       0.37     $       0.35     $       1.12     $       1.04

Cumulative Effect of Adoption of New
Accounting Principle, Net of federal income tax         --               --              (0.03)            --
                                                ------------     ------------     ------------     ------------
Earnings Per Common Share Assuming Dilution     $       0.37     $       0.35     $       1.09     $       1.04
                                                ============     ============     ============     ============
WEIGHTED AVERAGE SHARES OUTSTANDING                4,711,962        4,671,286        4,700,755        4,670,569
                                                ============     ============     ============     ============
WEIGHTED AVERAGE SHARES OUTSTANDING
INCLUDING DILUTIVE STOCK OPTIONS                   4,787,340        4,734,309        4,782,274        4,734,208
                                                ============     ============     ============     ============

                          FIRST MUTUAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                            Common stock          Additional                Employee stock Accumulated
                                      ------------------------     paid-in       Retained     ownership  Comprehensive
                                        Shares        Amount       capital       earnings     plan debt   Income(loss)     Total
                                      ----------   -----------   ------------  ------------   ----------   ----------   -----------
BALANCE, JANUARY 1, 1999               4,247,275   $ 4,247,275   $ 25,848,681  $  5,181,720   $ (603,738)  $  (11,985)  $34,661,953
  Options exercised, including tax
    benefit of $13,038                     9,378         9,378         48,701                                                58,079
  10% stock dividend                     424,483       424,483      5,252,977    (5,677,460)                                   --
  Retirement of shares repurchased        (8,500)       (8,500)       (34,000)      (60,031)                               (102,531)
  Repayment of ESOP debt                                                                         292,999                    292,999
  Cash dividends declared ($.20 per share)                                         (917,221)                               (917,221)
  Comprehensive income:
    Net income                                                                    6,000,348                               6,000,348
    Other comprehensive income(loss)
      --Change in unrealized loss on
      securities available-for-sale,
      net of federal income tax                                                                              (656,968)     (656,968)
                                                                               ------------                ----------   -----------
  Total Comprehensive income                                                      6,000,348                  (656,968)    5,343,380
                                      ----------   -----------   ------------  ------------   ----------   ----------   -----------
BALANCE, DECEMBER 31, 1999             4,672,636   $ 4,672,636   $ 31,116,359  $  4,527,356   $ (310,739)  $ (668,953)  $39,336,659
                                      ==========   ===========   ============  ============   ==========   ==========   ===========
  Options exercised, including tax
    benefit of $6,431                      8,650         8,650         42,186                                                50,836
  Retirement of shares repurchased       (10,000)      (10,000)       (40,000)      (51,874)                               (101,874)
  Repayment of ESOP debt                                                                         212,918                    212,918
  Cash dividends declared ($.20 per share)                                         (933,913)                               (933,913)
  Comprehensive income:
    Net income                                                                    6,599,000                               6,599,000
    Other comprehensive income(loss)
      --Change in unrealized gain on
      securities available-for-sale,
      net of federal income tax                                                                               753,645       753,645
                                                                               ------------                ----------   -----------
  Total Comprehensive income                                                      6,599,000                   753,645     7,352,645
                                      ----------   -----------   ------------  ------------   ----------   ----------   -----------
BALANCE, DECEMBER 31, 2000             4,671,286   $ 4,671,286   $ 31,118,545  $ 10,140,569   $  (97,821)  $   84,692   $45,917,271
                                      ==========   ===========   ============  ============   ==========   ==========   ===========
  Options exercised, including tax
    benefit of $86,101                    44,680        44,680        228,011                                               272,691
  Repayment of ESOP debt                                                                          97,821                     97,821
  Cash dividends declared ($.05 per share)                                         (706,029)                               (706,029)
  Comprehensive income:
    Net income                                                                    5,222,701                               5,222,701
    Other comprehensive income(loss)
      --Change in unrealized gain on
      securities available-for-sale,
      net of federal income tax                                                                               199,768       199,768
                                                                               ------------                ----------   -----------
  Total Comprehensive income                                                      5,222,701                   199,768     5,422,469
                                      ----------   -----------   ------------  ------------   ----------   ----------   -----------
BALANCE, SEPTEMBER 30, 2001            4,715,966   $ 4,715,966   $ 31,346,556  $ 14,657,241   $     --     $  284,460   $51,004,223
                                      ==========   ===========   ============  ============   ==========   ==========   ===========

                          FIRST MUTUAL BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Nine months ended September 30,
                                                                        --------------------------------
                                                                             2001               2000
                                                                        -------------      -------------
                                                                                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                          $   5,222,701      $   4,942,638
    Adjustments to reconcile net income to net cash
             provided (used) by operating activities:
        Provision for loan losses                                             315,000            280,000
        Depreciation and amortization                                         999,968            581,712
        Deferred loan origination fees, net of accretion                     (435,448)          (328,709)
        Amortization of mortgage servicing rights                               9,832             54,732
        Gain on sales of loans                                             (1,100,127)           (51,893)
        Gain on sale of repossessed real estate                                (9,296)              --
        Gain on sale of securities available-for-sale                        (581,996)              --
        Gain on sale of other investments                                    (464,212)              --
        FHLB stock dividends                                                 (408,800)          (358,554)
        Changes in operating assets & liabilities:
             Loans receivable held-for-sale                                10,787,223        (16,862,217)
             Accrued interest receivable                                    1,055,257           (707,197)
             Other assets                                                    (336,595)          (972,270)
             Drafts payable                                                   180,676            251,483
             Accounts payable and other liabilities                          (897,124)        (1,000,654)
             Federal income taxes                                             484,727           (364,923)
             Advance payments by borrowers for taxes and insurance          1,394,933          1,102,228
                                                                        -------------      -------------
    Net cash provided (used) by operating activities                       16,216,719        (13,433,624)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Loan originations                                                    (182,341,853)      (111,786,815)
    Loan principal repayments                                             125,970,510         73,970,955
    Increase in undisbursed loan proceeds                                  (9,699,454)         8,943,006
    Principal repayments & redemptions on                                        --                 --
       mortgage-backed and other securities                                50,422,704          7,506,755
    Purchase of mortgage-backed securities available for sale             (14,434,698)              --
    Purchase of mortgage-backed and other securities held-to-maturity      (2,996,250)        (4,500,000)
    Purchases of premises and equipment                                    (1,737,517)        (2,460,608)
    Purchase of FHLB stock                                                   (233,100)          (245,946)
    Proceeds from sale of loans                                             1,146,155            385,777
    Proceeds from other investments                                           472,769               --
    Proceeds from sale of securities                                       34,767,959               --
    Proceeds from sale of real estate held-for-sale                         1,433,584               --
                                                                        -------------      -------------
BALANCE, net cash provided (used) by investing activities                   2,770,809        (28,186,876)

                          FIRST MUTUAL BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                          Nine months ended September 30,
                                                          --------------------------------
                                                               2001               2000
                                                          -------------      -------------
                                                                     (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in deposit accounts            (14,205,956)        35,551,405
     Interest credited to deposit accounts                   18,076,756         16,499,487
     Proceeds from advances                                 173,941,000        496,574,175
     Repayment of advances                                 (159,834,500)      (506,034,375)
     Dividends paid                                            (703,795)          (700,841)
     Proceeds from exercise of stock options                    186,590             44,405
     Repurchase of common stock                                       -           (101,874)
     Repayment of employee stock ownership plan debt             97,821            197,050
                                                          -------------      -------------

     Net cash provided by financing activities               17,557,916         42,029,432
                                                          -------------      -------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                               36,545,444            408,932

CASH & CASH EQUIVALENTS:
  Beginning of year                                           6,998,992          3,864,995
                                                          -------------      -------------

  End of quarter                                          $  43,544,436      $   4,273,927
                                                          =============      =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
           INFORMATION:
     Loans originated for mortgage banking activities     $  70,987,505      $  50,611,688
                                                          =============      =============

     Loans originated for investment activities           $ 182,341,853      $ 111,786,815
                                                          =============      =============


     Proceeds from sales of loans held-for-sale           $  81,774,728      $  33,749,471
                                                          =============      =============

    Cash paid during nine months ended September 30
            Interest                                      $  25,501,389      $  22,209,206
                                                          =============      =============

            Income taxes                                  $   2,202,500      $   2,884,280
                                                          =============      =============

SUPPLEMENTAL DISCLOSURES OF NONCASH
           INVESTING ACTIVITIES:
     Loans securitized into securities available for sale             -      $  22,550,393
     Loans transferred to (from) real estate
             held-for-sale, net                           $  (1,352,611)     $     894,574

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

NOTE 2.

MORTGAGE-BACKED AND OTHER SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair value of securities available-for-sale at September 30, 2001 and December 31, 2000 are summarized as follows:

                                                               Gross             Gross             Estimated
                                          Amortized          unrealized         unrealized           fair
                                            cost               gains             losses              value
                                         -----------        -----------        -----------        -----------
SEPTEMBER 30, 2001:
FHLMC securities                         $ 5,329,863        $    93,710        $      --          $ 5,423,573
FNMA securities                           17,445,698            337,290               --           17,782,988
                                         -----------        -----------        -----------        -----------
                                         $22,775,561        $   431,000        $      --          $23,206,561
                                         ===========        ===========        ===========        ===========

DECEMBER 31, 2000:
FHLMC securities                         $   420,698        $     9,504        $      --          $   430,202
FNMA securities                           36,383,457            358,474            217,890         36,524,041
GNMA securities                            1,713,531               --               19,757          1,693,774
                                         -----------        -----------        -----------        -----------
                                         $38,517,686        $   367,978        $   237,647        $38,648,017
                                         ===========        ===========        ===========        ===========

NOTE 3.

MORTGAGE-BACKED AND OTHER SECURITIES HELD-TO-MATURITY

The amortized cost and estimated fair value of mortgage-backed and other securities are summarized as follows:

                                                               Gross               Gross           Estimated
                                          Amortized          unrealized         unrealized           fair
                                            cost               gains              losses             value
                                         -----------        -----------        -----------        -----------
SEPTEMBER 30, 2001:
FNMA certificates                        $27,165,816        $   866,236        $      --          $28,032,052
FHLMC certificates                         1,155,049             16,716               --            1,171,765
U.S. government agency securities          3,999,875             86,646               --            4,086,521
Municipal bonds                            1,114,863               --                1,577          1,113,286
REMICS                                       164,238              1,128               --              165,366
                                         -----------        -----------        -----------        -----------
                                         $33,599,841        $   970,726        $     1,577        $34,568,990
                                         ===========        ===========        ===========        ===========

DECEMBER 31, 2000:
FNMA certificates                        $32,858,126        $   215,635        $   456,516        $32,617,245
FHLMC certificates                         1,528,524             18,518               --            1,547,042
U.S. government agency securities         46,665,515            131,994            227,007         46,570,502
Merrill Lynch corporate bond               2,523,071               --               31,246          2,491,825
Municipal bonds                            1,120,707               --               60,939          1,059,768
REMICs                                       345,782              1,222                914            346,090
                                         -----------        -----------        -----------        -----------
                                         $85,041,725        $   367,369        $   776,622        $84,632,472
                                         ===========        ===========        ===========        ===========

NOTE 4.
NONPERFORMING ASSETS

The Bank had nonperforming assets as follows.

                                                     September 30, 2001     December 31, 2000
                                                     ------------------     -----------------
Nonperforming loans                                  $        2,168,382     $       1,110,920

Real Estate and Repossessed assets Held-for-Sale                  --                1,352,611
                                                     ------------------     -----------------
Totals                                               $        2,168,382     $       2,463,531
                                                     ==================     =================

At September 30, 2001 and December 31, 2000, the Bank had no material impaired loans as defined under Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan."

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for quarters and nine months ending September 30, 2001 and September 30, 2000:

                                                              Income           Shares        Per share
                                                            (numerator)     (denominator)      amount
                                                            --------------------------------------------
Quarter ended September 30, 2001
--------------------------------
         Basic EPS:
               Income available to common shareholders        $ 1,769,497       4,711,962      $ 0.38
                                                                                           ============
         Effect of dilutive stock options                             --           75,378
                                                            -------------    ------------
         Diluted EPS:
               Income available to common shareholders
                  plus assumed stock options exercised        $ 1,769,497       4,787,340      $ 0.37
                                                            ===========================================
Nine months ended September 30, 2001
------------------------------------
         Basic EPS:
               Income available to common shareholders        $ 5,222,701       4,700,755      $ 1.11
                                                                                           ============
         Effect of dilutive stock options                             --           81,519
                                                            -------------   -------------
         Diluted EPS:
               Income available to common shareholders
                  plus assumed stock options exercised        $ 5,222,701       4,782,274      $ 1.09
                                                            ===========================================
Quarter ended September 30, 2000
--------------------------------
         Basic EPS:
               Income available to common shareholders        $ 1,679,616       4,671,286      $ 0.36
                                                                                           ============
         Effect of dilutive stock options                             --           63,023
                                                            -------------   -------------
         Diluted EPS:
               Income available to common shareholders
                  plus assumed stock options exercised        $ 1,679,616       4,734,309      $ 0.35
                                                            ===========================================
Nine months ended September 30, 2000
------------------------------------
         Basic EPS:
               Income available to common shareholders        $ 4,942,638       4,670,569      $ 1.06
                                                                                           ============
         Effect of dilutive stock options                             --           63,639
                                                            -------------   -------------
         Diluted EPS:
               Income available to common shareholders
                  plus assumed stock options exercised        $ 4,942,638       4,734,208      $ 1.04
                                                            ===========================================

NOTE 6.

RATE VOLUME ANALYSIS                                     THIRD QUARTER 2001           NINE MONTHS ENDED SEPTEMBER 30, 2001
(Dollars in thousands)                                          VS                                     VS
                                                         THIRD QUARTER 2000           NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                    INCREASE (DECREASE) DUE TO            INCREASE (DECREASE) DUE TO
                                                                            TOTAL                                 TOTAL
                                                 VOLUME        RATE        CHANGE       VOLUME        RATE        CHANGE
---------------------------------------------------------------------------------      ---------------------------------
INTEREST INCOME
     Investments:
        Available-for-sale securities           $  (212)     $   (42)     $  (254)     $   364      $  (132)     $   232
        Held-to-maturity securities                (457)        (171)        (628)        (467)        (488)        (955)
        Other equity investments                    243         (102)         141          274          (92)         182
                                                -------      -------      -------      -------      -------      -------

          Total investments                        (426)        (315)        (741)         171         (712)        (541)

     Loans:
        Residential                                 (57)         229          172         (462)         361         (101)
        Residential construction                    182         (195)         (13)         598         (349)         249
        Multifamily                                  98         (166)         (68)         133           72          205
        Multifamily construction                    (18)        (168)        (186)         331         (127)         204
        Commercial real estate and Business       1,056         (358)         698        2,367         (415)       1,952
        Commercial real estate construction          86         (101)         (15)         282         (228)          54
        Consumer & Other                            228          (87)         141          667          (91)         576
                                                -------      -------      -------      -------      -------      -------
          Total loans                             1,575         (846)         729        3,916         (777)       3,139
                                                -------      -------      -------      -------      -------      -------

               Total interest income              1,149       (1,161)         (12)       4,087       (1,489)       2,598

INTEREST EXPENSE
     Deposits:
        Money market deposit and checking            23         (300)        (277)          72         (442)        (370)
        Regular savings                              (3)          (8)         (11)         (25)         (16)         (41)
        Time deposits                               133         (207)         (74)         974          846        1,820
                                                -------      -------      -------      -------      -------      -------
          Total deposits                            153         (515)        (362)       1,021          388        1,409

     FHLB advances and other                        512         (163)         349          916          (39)         877
                                                -------      -------      -------      -------      -------      -------
          Total interest expense                    665         (678)         (13)       1,937          349        2,286

           Net interest income                  $   484      $  (483)     $     1      $ 2,150      $(1,838)     $   312
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

Financial information for the Company's segments is shown below for Sept 30, 2001, 2000 and 1999:

                                                      CONSUMER      RESIDENTIAL    COMMERCIAL
QUARTER ENDED SEPTEMBER 30:                           BANKING        LENDING        LENDING         TOTALS
--------------------------                           ----------     ----------     ----------     ----------
Revenues from external customers            2001     $2,532,653     $1,745,104     $8,719,866     12,997,623
                                            2000      3,012,598      1,527,334      8,498,624     13,038,556
                                            1999      2,310,595      2,244,001      6,834,970     11,389,566

Revenues from other segments                2001      5,524,761         96,004        531,529      6,152,294
                                            2000      5,004,410         76,437        481,968      5,562,815
                                            1999      4,256,010         72,441        413,991      4,742,442

Total Revenues                              2001      8,057,414      1,841,108      9,251,395     19,149,917
                                            2000      8,017,008      1,603,771      8,980,592     18,601,371
                                            1999      6,566,605      2,316,442      7,248,961     16,132,008

Net interest revenue                        2001      1,566,383        525,592      3,038,506      5,130,481
                                            2000      1,425,058        459,412      3,347,019      5,231,489
                                            1999      1,585,371        399,706      2,630,793      4,615,870

Income (loss) before federal income taxes   2001       (236,387)       375,210      2,362,796      2,501,619
                                            2000         61,689        100,179      2,665,380      2,827,248
                                            1999        108,638        507,459      1,839,396      2,455,493


                                                      CONSUMER      RESIDENTIAL    COMMERCIAL
YEAR-TO-DATE ENDED SEPTEMBER 30:                      BANKING         LENDING        LENDING        TOTALS
--------------------------------                     ----------     ----------     ----------     ----------
Revenues from external customers            2001   $  8,379,320   $  5,138,194   $ 26,137,035   $   39,654,549
                                            2000      8,142,072      5,569,153     24,164,030       37,875,255
                                            1999      6,686,067      6,546,361     19,568,719       32,801,147

Revenues from other segments of the Bank    2001     16,023,799        294,082      1,563,033       17,880,914
                                            2000     14,347,232        252,257      1,378,779       15,978,268
                                            1999     13,011,876        222,429      1,193,479       14,427,784

Total Revenues                              2001     24,403,119      5,432,276     27,700,068       57,535,463
                                            2000     22,489,304      5,821,410     25,542,809       53,853,523
                                            1999     19,697,943      6,768,790     20,762,198       47,228,931

Net interest revenue                        2001      4,268,555      1,387,318      9,393,133       15,049,006
                                            2000      4,465,677      1,409,244      9,382,879       15,257,800
                                            1999      4,803,119      1,332,725      7,423,836       13,559,680

Income (loss) before federal income taxes   2001     (1,228,804)       805,530      6,938,314        6,515,040
                                            2000        422,251        473,508      7,186,611        8,082,370
                                            1999        606,479      1,349,729      5,104,700        7,060,908

Total assets as of September 30             2001    486,680,969    100,961,588    416,664,519    1,004,307,076
                                            2000    461,962,775     90,233,841    374,542,435      926,739,051
                                            1999    411,571,160     98,177,125    315,886,644      825,634,929

NOTE 7.
SEGMENTS (CONTINUED)

Revenues from external customers are comprised of interest income and other operating income. Revenues from other segments include the interest-free benefit of allocated equity capital, the interest revenue from the inferred earning assets on branch deposits, and inter-segment user fees and charges.

Reconciliations of segment data to the Company consolidated financial statements are shown in the table below. The amounts for the segments will differ from the actual consolidated financial statements due to a funds transfer pricing mechanism that uses internal, proxy market interest rates, and also, various methods for allocating costs. The provision for loan losses and the reserve for loan losses have not been allocated to the segments. Total segment assets include inferred interest - earning assets on branch deposits, which are essentially the same assets from the lending segments, but credited with a proportionate interest yield.

                                                                   QUARTER        YEAR-TO-DATE        QUARTER        YEAR-TO-DATE
                                                                    ENDED             ENDED            ENDED             ENDED
                                                                     2001             2001              2000             2000
                                                                 ------------    ---------------    ------------    --------------
TOTAL REVENUES
--------------
Segment total revenues                                           $ 19,149,917    $    57,535,463    $ 18,601,371    $   53,853,523
Back out or add back:
      Revenues from other segments of the Bank                     (6,152,294)       (17,880,914)     (5,562,815)      (15,978,268)
      Revenues of administrative departments netted against
           overhead costs and reallocated as net costs              1,082,417          3,917,521         433,262         1,001,266
                                                                 ------------    ---------------    ------------    --------------
Consolidated Bank total revenues                                 $ 14,080,040    $    43,572,070    $ 13,471,818    $   38,876,521
                                                                 ============    ===============    ============    ==============

NET INTEREST REVENUE
--------------------
Segment net interest revenue                                     $  5,130,481    $    15,049,006    $  5,231,489    $   15,257,800
Back out or add back:
      Difference between actual Bank interest expense
           and intersegment funding allocation                       (468,825)          (892,162)       (367,798)         (538,856)
      Interest revenues of administrative departments netted
           against overhead costs and reallocated as net costs        531,483          1,479,206         328,252           605,862
                                                                 ------------    ---------------    ------------    --------------
Consolidated Bank net interest revenue                           $  5,193,139    $    15,636,050    $  5,191,943    $   15,324,806
                                                                 ============    ===============    ============    ==============

INCOME BEFORE FEDERAL INCOME TAXES
----------------------------------
Segment pre-tax income                                           $  2,501,619    $     6,515,040    $  2,827,248    $    8,082,370
Back out or add back:
      Unallocated loan losses                                         (50,000)          (315,000)        (50,000)         (280,000)
      Unallocated net expenses of administrative departments                -                  -               -                 -
      Difference between actual total Bank funding cost
           and total intersegment funding allocation                  222,764          1,928,301        (238,795)         (327,228)
                                                                 ------------    ---------------    ------------    --------------
Consolidated Bank pre-tax income                                 $  2,674,383    $     8,128,341    $  2,538,453    $    7,475,142
                                                                 ============    ===============    ============    ==============

TOTAL ASSETS AS OF SEPTEMBER 30
-------------------------------
SEGMENT TOTAL ASSETS                                                             $ 1,004,307,076                    $  926,739,051
Back out or add back:
      Inferred intersegment interest earning assets on
      branch deposits                                                               (340,304,267)                     (296,817,214)
      Unallocated reserve for loan loss                                               (7,013,303)                       (6,470,422)
      Unallocated nonearning assets of administrative
           departments                                                                10,471,658                         4,983,412
                                                                                 ---------------                    --------------
Consolidated Bank total assets                                                   $   667,461,164                    $  628,434,827
                                                                                 ===============                    ==============

                                                                    QUARTER       YEAR-TO-DATE
                                                                     ENDED           ENDED
                                                                     1999             1999
                                                                 ------------    --------------
TOTAL REVENUES
--------------
Segment total revenues                                           $ 16,132,008    $   47,228,931
Back out or add back:
      Revenues from other segments of the Bank                     (4,742,442)      (14,427,784)
      Revenues of administrative departments netted against
           overhead costs and reallocated as net costs                223,225           662,927
                                                                 ------------    --------------
Consolidated Bank total revenues                                 $ 11,612,791    $   33,464,074
                                                                 ============    ==============

NET INTEREST REVENUE
--------------------
Segment net interest revenue                                     $  4,615,870    $   13,559,680
Back out or add back:
      Difference between actual Bank interest expense
           and intersegment funding allocation                         40,687            (9,834)
      Interest revenues of administrative departments netted
           against overhead costs and reallocated as net costs        175,087           505,131
                                                                 ------------    --------------
Consolidated Bank net interest revenue                           $  4,831,644    $   14,054,977
                                                                 ============    ==============

INCOME BEFORE FEDERAL INCOME TAXES
----------------------------------
Segment pre-tax income                                           $  2,455,493    $    7,060,908
Back out or add back:
      Unallocated loan losses                                        (250,000)         (685,000)
      Unallocated net expenses of administrative departments                -                 -
      Difference between actual total Bank funding cost
           and total intersegment funding allocation                  136,552           353,740
                                                                 ------------    --------------
Consolidated Bank pre-tax income                                 $  2,342,045    $    6,729,648
                                                                 ============    ==============


TOTAL ASSETS AS OF SEPTEMBER 30
-------------------------------
SEGMENT TOTAL ASSETS                                                             $  825,634,929
Back out or add back:
      Inferred intersegment interest earning assets on
      branch deposits                                                              (277,588,741)
      Unallocated reserve for loan loss                                              (6,220,843)
      Unallocated nonearning assets of administrative
           departments                                                                5,998,936
                                                                                 --------------
Consolidated Bank total assets                                                   $  547,824,281
                                                                                 ==============

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

In the opinion of management, the accompanying consolidated statements of financial condition and related interim consolidated statements of income, comprehensive income, stockholders' equity and cash flows reflect all adjustments (which include reclassifications and normal recurring adjustments) that are necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the financial statements.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

First Mutual Bancshares, Inc. (the "Company"), a Washington corporation, is a financial holding company owning all of the equity of its wholly owned subsidiary, First Mutual Bank. The Company is subject to regulation by the Federal Reserve Bank of San Francisco. This discussion refers to the consolidated statements of the Company and the Bank and therefore the references to "Bank" in this discussion refers to both entities.

First Mutual Bank (the "Bank") is a Washington-chartered savings bank subject to regulation by the State of Washington Department of Financial Institutions and the Federal Deposit Insurance Corporation ("FDIC"). The Bank conducts business from its headquarters in Bellevue, Washington, and has eleven full-service facilities located in Bellevue (3), Kirkland (2), Redmond, Seattle (2), Issaquah, Bellingham, and Monroe. The Bank also has an income property loan production office located in Tacoma, Washington and a consumer loan office located in Jacksonville, Florida. The Bank's business consists mainly of attracting deposits from the general public as well as wholesale funding sources, and investing those funds primarily in real estate loans, small and mid-sized business loans, and consumer loans. In addition to portfolio lending, the Bank conducts a mortgage banking operation.

RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 eliminates the amortization of goodwill relating to past and future acquisitions and instead subjects goodwill to an impairment assessment. The provisions of SFAS No. 142 will apply to existing goodwill and other intangible assets effective January 1, 2002. The adoption of the provisions of these statements is not anticipated to have a significant impact on the Bank.

RESULTS OF OPERATIONS
---------------------

         NET INCOME
         ----------

Net income for the quarter and the nine months ended September 30, 2001 was $1.8 million and $5.2 million, compared with $1.7 million and $4.9 million for the same periods in 2000. Diluted earnings per share totaled $0.37 and $1.09 for the quarter and nine months ended September 30, 2001. The comparable figures for the quarter and nine months ended September 30, 2000, were $0.35 and $1.04.

         NET INTEREST INCOME
         -------------------

Net interest income after provision increased $1,000 or 0.02%, in the third quarter of 2001 as contrasted with the same quarter in 2000. The net interest margin for the quarter was 3.23%. Net interest income benefited from an increase in earning assets, which was offset by a negative impact from interest rates. Earning assets contributed $484,000 in the third quarter. Offsetting the benefit from greater-earning assets, which grew from $610 million at September 30, 2000, to $649 million at quarter-end September 2001, was the negative effect of $483,000 from a change in interest rates.

The net interest margin over the last eight quarters is generally characterized by a steady decline, followed by a "bottoming out" pattern over the last three quarters.

           -------------------------- ---------------------
           QUARTER ENDED               NET INTEREST MARGIN
           -------------               -------------------
           -------------------------- ---------------------
           December 31, 1999                   3.61%
           -------------------------- ---------------------
           March 31, 2000                      3.52%
           -------------------------- ---------------------
           June 30, 2000                       3.41%
           -------------------------- ---------------------
           September 30, 2000                  3.44%
           -------------------------- ---------------------
           December 31, 2000                   3.37%
           -------------------------- ---------------------
           March 31, 2001                      3.28%
           -------------------------- ---------------------
           June 30, 2001                       3.31%
           -------------------------- ---------------------
           September 30, 2001                  3.23%
           -------------------------- ---------------------

Since the quarter ended December 31, 2000, the Bank has experienced a decline in both interest income and interest expense. This drop is a direct result of the ten rate cuts that the Federal Open Market Committee (FOMC) has approved since the beginning of the year. As interest rates in general have declined the Bank's rates on its loan portfolio and funding sources have declined as well. The impact on the Bank's net interest income is largely dependent upon the repricing or maturing characteristics of both of these factors in this declining interest rate environment. Early in the year the Bank experienced a large portion of its loans reprice whereas, during the fourth quarter of this year a large portion of the Banks deposits will be repricing. This mismatch has caused a squeeze on the Bank's net interest margin because the interest earning assets have been repricing downward faster than the interest bearing liabilities. At this time it is unknown where the net interest margin will end up in this volatile rate environment. Based on the Bank's interest rate risk (IRR) model results using quarter end data as of September 30, 2001, the following changes are anticipated. (Please see the section titled "Quantitative and Qualitative Disclosures About Market Risk" for more information regarding the Banks IRR model.)

In the coming fourth quarter, $54.6 million of loans and $159.2 million of deposits are expected to reprice. In addition, $47.3 million of Federal Home Loan Bank (FHLB) borrowings will reprice.

At rates as of October 9, 2001, it is anticipated that loans will reprice downward in the fourth quarter by $190,000. Funding expenses are expected to decline by $1,043,000 with deposits dropping $820,000 and FHLB borrowings decreasing by $223,000. The expected net difference is $853,000 for the quarter.

Net interest income year-to-date 2001, after provision for loan losses, remained nearly the same as compared to the same period in 2000. The slight improvement in net interest income was the result of a growth in earning assets. Greater earning assets contributed $2.2 million, which was partially offset by an unfavorable variance of $1.8 million in interest rates. See Note 6. for further information regarding volume and rate relationships affecting net interest income.

         NON-INTEREST INCOME
         -------------------

Non-interest income consisted of the following:

                                              Three Months                      Nine Months
                                           Ended September 30                Ended September 30
                                      ----------------------------      ----------------------------
                                          2001             2000             2001             2000
                                      -----------      -----------      -----------      -----------
GAIN ON SALE OF INVESTMENTS:          $   418,000      $      --        $ 1,046,000      $      --
                                      -----------      -----------      -----------      -----------

Secondary Market Income               $    48,000      $  (224,000)     $   (33,000)     $  (332,000)
Sale of Servicing Rights                   (2,000)          86,000          858,000          189,000
SFAS 133 Gain                              35,000             --            307,000             --
Mortgage Servicing Rights                  19,000           53,000          132,000          186,000
                                      -----------      -----------      -----------      -----------
GAIN ON SALE OF LOANS:                $   100,000      $   (85,000)     $ 1,264,000      $    43,000
                                      ===========      ===========      ===========      ===========

Servicing Fees                             25,000          107,000           92,000          446,000
Prepayment & Extension Fees               144,000           29,000          320,000           95,000
TransAlliance Limited Partnership            --             39,000             --             83,000
Other Income                              113,000          109,000          351,000          341,000
Deposits Fees                              77,000           58,000          244,000          211,000
                                      -----------      -----------      -----------      -----------
OTHER INCOME:                         $   359,000      $   342,000      $ 1,007,000      $ 1,176,000
                                      ===========      ===========      ===========      ===========

TOTAL NON-INTEREST INCOME             $   877,000      $   257,000      $ 3,317,000      $ 1,219,000
                                      ===========      ===========      ===========      ===========

Total non-interest income increased to $877,000 in the third quarter of 2001 as compared to $257,000 in the same quarter in 2000. Non-interest income jumped from $1.2 million for the first nine months of 2000 to $3.3 million for the like period in 2001. The increase for both periods was mainly attributable to the rise in gain on sale of investments and the gain on sale of loans.

GAIN ON SALE OF INVESTMENTS was $418,000 for the third quarter of 2001 and $1.0 million year-to-date as compared to no activity in the third quarter or nine months ending September 30, 2000. Security sales during the third quarter of 2001 totaled $30.8 million of which all but $7.5 million were 30-year fixed-rate investments. During that same period through the end of October 2001 the Bank acquired, or committed to purchase, $29.5 million of seven-year securities. The sale of 30-year securities and subsequent repurchase of seven-year investments should improve the Bank's asset/liability position. The year-to-date gains include $464,000 from the sale of a limited partnership interest, of which the final $42,000 was recognized during the third quarter, and $582,000 from the sale of investment securities. There were no similar transactions during 2000.

GAIN ON SALE OF LOANS is composed of four elements: secondary market gains or losses, the sale of servicing rights, the mark-to-market of all interest rate locks on loans pending sale and forward commitments into the secondary market (pursuant to SFAS No. 133), and the capitalization of mortgage servicing rights.

The gain on sale of loans jumped from a loss of $85,000 in the third quarter of 2000 to a gain of $100,000 this year. Year-to-date the gain on sale of loans increased from $43,000 for the first nine months of 2000 to $1.3 million. The increase for the quarter is mainly due to secondary marketing gains, whereas the majority of the gain year-to-date is attributable to the sale of servicing rights.

Secondary market gains are the cash gains or losses from the sale of loans into the secondary market and the resulting gain or loss from forward commitments (pair-offs). The gain/loss from the sale of loans into the secondary market includes both loans sold servicing released and loans sold servicing retained. "Loans sold servicing released" simply means that the Bank has given up its right and entitlement to future income associated with the collection of future loan payments. Therefore, "loans sold servicing retained" are those loans that the Bank has chosen to sell but retain the right and the fee income associated with the activity of collecting future loan payments. The distinction is made here due to the fact that depending upon various factors, the Bank may decide to sell loans "servicing released" or "servicing retained" or a combination thereof. The income from these activities is all captured under the heading "secondary market income". What is not included in this line item are any gains or losses as a result of the sale of the servicing rights that are sold separate from that of the sale of the actual loan. These gains/losses are included in the line item titled "sale of servicing rights". As a result, significant changes may occur from period to period in regards to these two accounts depending upon the manner in which the Bank is selling loans and/or servicing rights.

Secondary market income totaled $48,000 in the third quarter of 2001 as compared to a loss of $224,000 in the same quarter last year. The increase for the quarter is largely the result of income from the sale of consumer loans and servicing released income from the sale of residential loans. Gains from the sale of consumer loans totaled $67,000 in the third quarter of 2001. There were no sales of this type in the same quarter of last year. The Bank anticipates that income from this source will continue to be realized in future periods. Servicing-released income from the sale of residential loans totaled $31,000 in the third quarter last year and $157,000 in the like quarter of 2001. The favorable change this year is mainly attributable to increased servicing-released sales. Last year in the third quarter servicing released loan sales totaled $3.9 million as compared to $25.8 million this year. Loan sales, in general, are very dependent upon loan refinancing activity, and thus no meaningful forecast can be made for future periods.

The resulting gains from loan sales and the volume of sales are shown below for the first nine months of 2000 and 2001:

                                                    NINE MONTHS ENDING:
                                                  2001               2000
                                             --------------     --------------
      Gains from:

           Consumer Loan Sales               $      187,000     $         --
           Servicing-Released Loan Sales            347,000             87,000
                                             --------------     --------------
      Total                                  $      534,000     $       87,000
                                             ==============     ==============
      Loans Sold:

           Servicing Release                 $ 62.7 million     $ 12.8 million
           Servicing Retained                  19.0 million       20.9 million
                                             --------------     --------------
      Total                                  $ 81.7 million     $ 33.7 million
                                             ==============     ==============

Year-to-date the loss for the first nine months of 2001 totaled $33,000 decreasing from a loss of $332,000 for the like period in 2000. The positive change year-to-date was mainly due to an increase in the sale of consumer loans and servicing-released income from the sale of residential loans. These gains were somewhat offset by the dramatic increase in pair-off losses for 2001. Pair-off losses increased $266,000 compared to the same period last year. Pair-off losses totaled $234,000 for the first nine months of 2000 as compared to $500,000 this year. Pair-off gains/losses are a routine secondary market activity; however, whether the pair-off results in a gain or loss is largely dependent on the movement of mortgage rates. When rates decline, losses occur in pair-offs, and vice versa in a rising interest rate environment.

The sale of servicing rights amounted to a gain of $86,000 in the third quarter of last year, as compared to a loss of $2,000 in 2001. The principal reason for that decline was a change in the manner in which the Bank sells loans. As noted above, loans are sold servicing retained or servicing released. During the third quarter of 2001 the Bank chose to sell the loans servicing released. The amount of loan sales with servicing rights totaled $28.7 million in the third quarter of 2000, and zero in the like quarter of 2001. Year-to-date, the gain from the sale of servicing rights is $858,000, as contrasts with $189,000 last year. The sale of loans with servicing rights totaled $42 million through September 30, 2000 as compared to $84 million year-to-date 2001. The increase year-to-date as compared to the same period last year is largely the result of the Bank's decision to liquidate its residential servicing portfolio during the first quarter of this year. This bulk sale included $78 million of loans with servicing rights.

The third piece of the Gain on Sale of Loans is the gain or loss resulting from financial derivatives. Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, took effect on January 1, 2001. This standard requires that all interest rate locks on loans pending sale and forward sale commitments, which are considered to be derivatives, be marked-to-market. The net gain realized from these two activities totaled $35,000 for the third quarter of 2001 and $307,000 year-to-date. Beginning in the third quarter of 2001 the Bank also applied hedge accounting as prescribed by SFAS 133 to a portion of its loan inventory. A hedging relationship must meet the criteria for fair value hedges set forth in SFAS 133. This treatment contributed $85,000 to the gain for the quarter.

The fourth and final piece of the calculation of Gain on Sales of Loans is the capitalization of mortgage servicing rights. The gains recorded for mortgage servicing rights (MSR) are pursuant to Statement of Financial Accounting Standard (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which requires the capitalization of internally generated servicing rights. The amount of MSR's capitalized and recognized in income totaled $19,000 for the third quarter of 2001 as compared to $53,000 for the like quarter in 2000. The amount of loan sales, related to the capitalization of the MSR's in the third quarter of 2001 amounted to $4.8 million as compared to $8.6 million in the third quarter of 2000. The amount of servicing rights that are capitalized is directly related to the amount of loan sale activity in which the Bank retains the right to service loans. Year-to-date the amount of MSR's capitalized totaled $132,000 as compared to $186,000 for the first nine months of 2000. The related loan sale activity for the same time periods totaled $19.0 million and $21.0 million, respectively.

OTHER INCOME increased slightly from $342,000 in the third quarter of 2000 to $359,000 for the same period this year. Year-to-date other income decreased from $1.2 million to $1.0 million this year. On a quarterly and year-to-date basis prepayment and extension fees contributed to the increase. For the first nine months of 2001 the dramatic decline in servicing fees accounted for the majority of the drop in other income.

Servicing fees continued to decline in the third quarter and first nine months of 2001. The servicing fee income dropped $82,000 from $107,000 in the third quarter of 2000, to $25,000 in the like quarter of 2001. Year-to-date service fee income has declined $354,000 from $446,000 at September 30, 2000 to $92,000 for the same period this year. The servicing portfolio totaled $40 million at September 30, 2001 as compared to $179 million a year ago. The sale of servicing rights in the last few years has eroded the balance of that portfolio, thus decreasing the income generated from that asset. The lower levels of service fee income that the Bank has experienced this year are anticipated to continue into next year as the Bank is currently selling its servicing rights on its fixed rate residential products on a flow basis.

Prepayment and extension fees have increased $115,000 from $29,000 in third quarter of 2000 to $144,000 for the like quarter this year. The year-to-date results are similar to the third quarter. For the nine months ended September 30, 2000 prepayment and extension fees totaled $95,000 as compared to $320,000, an increase of $225,000. Thirty-three percent of these fees are related to two borrowers. The Bank does not anticipate a continuation of fee income at this level.

TransAlliance dividends totaled $39,000 for the first quarter of 2000 and $83,000 for the first nine months of 2000 as compared to zero for this year. The sale of the TransAlliance Limited Partnership earlier this year eliminated any future dividends.

Other income remained fairly steady on a quarterly and year-to-date basis. On a quarter-to-quarter comparison other income increased $4,000 and on a year-to-date basis the result was a rise of $10,000.

Deposit fees have risen in 2001, $19,000 on a quarter-to-quarter comparison, and $33,000 on a year-to-date basis, mainly due to income generated from checking account non-sufficient funds fee income. This increase is a result of the heightened emphasis the Bank has placed on this service over the past year.

         NON-INTEREST EXPENSE
         --------------------

Non-interest expense consisted of the following:

                                       Three Months                    Nine Months
                                    Ended September 30              Ended September 30
                               ---------------------------     ---------------------------
                                   2001            2000            2001            2000
                               -----------     -----------     -----------     -----------
SALARIES AND BENEFITS:         $ 1,752,000     $ 1,595,000     $ 6,064,000     $ 5,212,000
                               ===========     ===========     ===========     ===========
OCCUPANCY:                     $   531,000     $   461,000     $ 1,568,000     $ 1,311,000
                               ===========     ===========     ===========     ===========
OTHER EXPENSES:

     Outside Services          $   113,000          26,000     $   204,000     $    67,000
     Legal Fees                    125,000          61,000         283,000         151,000
     B&O Taxes                      89,000          63,000         279,000         124,000
     Other                         736,000         654,000       2,111,000       1,923,000
                               -----------     -----------     -----------     -----------
TOTAL OTHER EXPENSES:          $ 1,063,000     $   804,000     $ 2,877,000     $ 2,265,000
                               ===========     ===========     ===========     ===========

TOTAL NON-INTEREST EXPENSE     $ 3,346,000     $ 2,860,000     $10,509,000     $ 8,788,000
                               ===========     ===========     ===========     ===========

SALARIES AND EMPLOYEE BENEFITS increased $157,000, or 9.8%, from $1,595,000 in third quarter of 2000 to $1,752,000 in the like quarter of 2001. In addition to annual salary increases, the Bank has expanded the Business Banking and Consumer departments. Also contributing to increased compensation expense was the opening of the Juanita Branch, and a $91,000, or 91% jump in loan officer commissions. Partially offsetting the rise in compensation expense was the reversal of a $250,000 staff bonus accrual. A $92,000 accrual reversal was also recorded in the same quarter last year.

OCCUPANCY EXPENSE is up $70,000, or 15.2%, on a quarter-to-quarter comparison. Increased costs include the expansion of the Business Banking and Consumer Loan Departments at the Bellevue headquarters and the opening of the Juanita Branch.

Outside service's expense rose $87,000, or 334.6% for the third quarter of 2001 compared to the previous year. Year-to-date the trend is similar, outside services expense totaled $204,000 for the first nine months of the year compared to $67,000 in 2000. The increase in business development expenses associated with the Business Banking and Community Business Banking departments, a formal asset/liability review and a compensation study all contributed to both the quarterly and year-to-date increase in outside services expense.

Legal expenses have risen for the quarter and year-to-date as compared to the prior year due to the increased legal expenses associated with the expansion of the Bank's consumer lending activity. For the third quarter of 2001, legal fees are up $64,000, or 105.0% and the increase for the first three-quarters of the year totaled $132,000 or 87.4%.

Business and occupation (B&O) taxes for the third quarter of 2001 were $89,000 versus $63,000 in the like quarter last year. The increase was mainly due to gains realized on the sales of securities. In addition, in the third quarter of 2000 a $10,000 refund from the State of Washington Department of Revenue was recorded. Year-to-date B&O taxes totaled $279,000 as compared to $124,000 in 2000. Year-to-date figures are higher compared to 2000 due to the sales of investments throughout 2001 and the $95,000 refund of B&O taxes from the State of Washington Department of Revenue recorded in the second and third quarters of 2000.

FINANCIAL CONDITION
-------------------

ASSETS At September 30, 2001, the Bank's assets totaled $667.5 million, an increase of 3.8% from $643.2 at December 31, 2000. The change in assets is principally the result of growth in the loan portfolio partially offset by a decrease in both loans held for sale and cash and securities.

LOANS Net loans receivable rose from $473.8 million at year-end 2000 to $539.5 million, an increase of $65.7 million, or 13.9% in the first nine months of this year. Factors contributing to loan growth were residential loan originations which were positively affected by the continued drop in interest rates, and the consumer lending and business banking loan originations which increased 53.7% for the first nine months of 2001 as compared to the like period a year ago.

Loans held for sale decreased from $15.8 million at year-end 2000 to $5.0 million as of September 30, 2001. The decline in loans held for sale is attributable to the routine volatility in the mortgage-banking activity and the renewed focus by the Bank to originate portfolio loans as opposed to fixed rate mortgage loans which constitute the bulk of the loans held for sale.

SECURITIES The Bank classifies investment securities in one of the following categories: 1) trading, 2) available for sale, or 3) held to maturity. Securities classified as available for sale are reviewed regularly and any unrealized gains or losses are recorded in the shareholders' equity account. The balance of the unrealized gain, net of federal income taxes, was $284,000 at September 30, 2001, and $85,000 at year-end 2000. Generally, rising interest rates will decrease the amount recorded as unrealized gain, and falling rates will increase any unrealized gains, as the market value of securities inversely adjusts to the change in interest rates.

Security investments declined $66.9 million, or 54.1%, from year-end 2000. The drop in securities is a result of sales of securities, callable securities being called by the issuer, maturing securities and normal loan prepayment activity which occurs with mortgage-backed securities. During the last nine months, with interest rates on the decline, $32.7 million in securities were called by the issuer, $39.0 million were sold, and $8.0 million matured. To partially compensate for the decline in the securities portfolio, the Bank has purchased $17.5 million in securities. During the second and third quarters of 2001 the securities portfolio has been a major source of funding for the Bank. Management anticipates that securities that mature or prepay in the future will be replaced.

LIABILITIES Funds from deposits increased slightly from $457.5 million at year-end 2000, to $461.4 million at the end of the third quarter of 2001. The increase of $3.9 million represents a rise of 0.85%. With interest rates near record lows and approximately 35% of the Bank's deposits repricing in fourth quarter, the Bank anticipates that deposits could decline below year-end 2000 levels.

The Federal Home Loan Bank (FHLB) advances increased from $133.0 million at year-end 2000 to $147.1 million as of the end of the third quarter 2001. This increase of 11% compares to a decrease of 7.0% for the first nine months of 2000. With deposit growth flat year-to-date the Bank has used FHLB borrowings and the proceeds from securities to fund its asset growth. As of September 30, 2001, the Bank had the capacity to borrow up to $267.0 million in FHLB advances, subject to sufficient collateral to support those advances.

ASSET QUALITY
-------------

The Bank analyzes a number of factors in determining the provision for loan losses, such as current and historical economic conditions, non-accrual asset trends, and historical loan loss experience. Factors that influenced the level of provision in the third quarter were an improvement in classified "watch" loans and slower growth of the loan portfolio which in turn were offset by a deteriorating and uncertain economy.

Non-performing assets were 0.32% of total assets in the third quarter, up from 0.28% in the like quarter of 2000.

The composition of those non-performing assets is as follows:

                                                                     Amount
                                                                     ------
Custom construction loan in Western Washington
     with an estimated market value of $2.0 million               $ 1,237,000
Lot loans in Western Oregon with no loss anticipated,
     although a lengthy recovery period is expected                   465,000
Income property loan in Western Oregon with no loss
     anticipated                                                      341,000
Single-family residence in Western Washington with no loss
     anticipated                                                       81,000
Six consumer loans with no loss anticipated                            45,000
                                                                   ----------

Total                                                              $2,169,000
                                                                   ==========

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

         CONSUMER BANKING
         ----------------

Income before taxes for the consumer-banking segment fell from $62,000 in the third quarter of 2000 to a loss of $236,000 in the same quarter in 2001. The decline in income before taxes was largely the result of an increase in operating expenses.

Net interest income increased $141,000, rising from $1,425,000 in the third quarter of 2000 to $1,566,000 this year. The net interest margin also increased from 1.25% in 2000 to 1.30% in 2001. The increase is mainly due to the rise in the consumer loan portfolio. At September 30, 2000, consumer loans totaled $30.9 million as compared to $40.2 million one year later, an increase of 30%.

Non-interest income increased from $182,000 in the quarter ending September 30, 2000 to $208,000 in the same quarter this year. The increase for the quarter is largely the result of fee income generated from the sale of consumer loans, which was partially offset by the elimination of the limited partnership dividend. Gains from the sale of consumer loans totaled $67,000 in the third quarter of 2001. There were no sales of this type in the same quarter of last year. The Bank anticipates that income from this source will continue to be realized in future periods. Offsetting part of the gain from sales of consumer loans was the drop in dividend income. During the third quarter of last year dividends of $39,000 were recognized from the TransAlliance limited partnership. Earlier this year the Bank sold its interest in the partnership and as a result no dividend income was recognized for the quarter.

Operating expenses increased $500,000, from $1.5 million in the third quarter of 2000 to $2.0 million for the like quarter this year. The rise in operating expenses is principally the result of the yearly salary increases, the addition of the Juanita branch and the expansion of the consumer loan department. The Juanita branch opened in August of this year, thus adding to the operating expenses of the Bank. In addition, the consumer-lending department has continued to increase its loan production and as a result, operating expenses have increased also.

Year-to-date net income decreased $1.7 million or 391% due to the significant increase in non-interest expense over the past year. Net interest income decreased $197,000, which was offset by the increase in non-interest income of $132,000. Non-interest expense rose $1.6 million for the first nine months of 2001 as compared to the same period last year. Operating expenses for this segment have increased 35.9% as a result of the expansion of the consumer loan department and the branch network. During the past year the Bank has acquired additional leased space at the Bellevue headquarters for the consumer lending staff, opened an office in Jacksonville, FL and opened a new branch in Juanita. In addition to occupancy expenses, compensation and employee benefits expense as well as legal expense have increased to support this area's expansion.

         RESIDENTIAL LENDING
         -------------------

Income before taxes increased significantly for the residential lending segment, from $100,000 in the third quarter of 2000 to $375,000 in the like quarter of 2001. The increase was mainly due to the rise in interest income coupled with a reduction of operating expenses.

Interest income increased $183,000, or 11.3% due to the increase in the residential portfolio loans on a quarter-to-quarter comparison. At September 30, 2000, the residential loan portfolio totaled $89.5 million as compared to $100.2 million at September 30, 2001, an increase of 11.7%. Net interest income for the quarter rose 14.4%, or $66,000 on a quarter-to-quarter comparison.

Non-interest income also increased, from a negative $18,000 last year to a positive $37,000 for the third quarter of 2001. Most of that increase is due to the fee income generated from the sale of residential loans. Last year in the third quarter residential loan sales totaled $10.4 million as compared to $25.8 million this year. Loan sales are very dependent upon loan refinancing activity, and thus no meaningful forecast can be made for future periods. For more information please see the sub-heading "Gain on Sales of Loans" under "Other Operating Income".

Operating expenses decreased 45.1%, from $342,000 in the three months ending September 30, 2000, to $187,000 in the same period of 2001. Contributing to the decline in operating costs was an increase in net fee income from the construction loan department. Net fees from that department are a direct offset to this segment's operating expense. Those net fees totaled $145,000 for the third quarter of 2001 as compared to $81,000 for the like period last year.

Year-to-date, income before tax is up 70.1%, from $474,000 in the first nine months of 2000 to $806,000 in 2001. Fee income is down, which has been partially compensated by a decrease in operating expenses.

Non-interest income fell from $311,000 in the first nine months of 2000 to $20,000 in the same period this year due to a combination of reduced allocated service fee income and gain on sale of servicing rights. During the first nine months of 2000 gain on sale of servicing rights and service fee income allocated to this segment totaled $189,000 and $251,000 respectively. The comparable results through September 30, 2001 amounted to a $32,000 gain on the sale of servicing rights and allocated servicing income totaled $9,000. The dramatic decrease in these two items is a direct result of the sale of virtually all of the Bank's servicing portfolio. Over the past year the Bank has sold almost all of its servicing portfolio in anticipation of falling rates. This has resulted in a significant reduction in the amount of fee income generated from servicing loans for other investors this year.

Operating expenses declined from $1,247,000 in the first three-quarters of 2000 to $602,000 this year. Contributing to that decline in operating costs was an increase in net fee income from the construction loan department. Net fees from that department are a direct offset to this segment's operating expense. Those net fees totaled $481,000 year-to-date 2001 as compared to $158,000 for the like period last year.

         COMMERCIAL LENDING
         ------------------

Income before taxes for this business segment fell $300,000, or 11.1%, from $2.7 million in the third quarter of 2000 to $2.4 million in the like period of 2001. Net interest income declined $309,000, while non-interest income and operating expenses rose $46,000 and $41,000, respectively.

Net interest income suffered from an increase in interest expense of 9.5% while interest income only increased 2.5%. For the third quarter of 2000, the commercial segment's net interest margin was 3.66%, as compared to 2.94% for the like quarter this year. The continued drop in interest rates has negatively affected this area due to the fact that the segments funding costs have not adjusted as rapidly as its asset revenues. Partially offsetting the negative impact that interest rates have had on this segment was the increase in average assets. At September 30, 2000, average assets for the quarter equaled $365.5 million as contrasted with $413.4 million at September 30, 2001.

Non-interest income rose $46,000 or 133.3% for the quarter. This increase is principally due to prepayment and extension fees that have been collected during the third quarter. The Bank does not anticipate a similar occurrence for the fourth quarter due to the fact that 38% percent of the fees were associated with one borrower.

Operating expenses increased 5.7% in the third quarter of 2001 as compared to the like quarter a year ago. Non-interest expense increased primarily due to the yearly salary increases and the expansion of the Business Banking department. The Bank has increased the staff in the Business Banking department to emphasize the growth of the loan portfolio in this area.

Year-to-date income before federal income taxes has declined $248,000, or 3.5%, as compared to the like period in 2000. Net interest income was flat, increasing only $10,000, while non-interest income and operating expenses have risen.

Non-interest income increased $99,000 or 74.5% for the first nine months of 2001 as compared to the same period last year. The Bank has experienced an increase in the collection of prepayment and extension fees this year. This trend is not anticipated to continue into next year due to the fact that a significant amount of these fees were collected from a limited number of borrowers.

Operating expenses year-to-date are up $357,000, from $2.3 million in the first three-quarters of 2000 to $2.7 million this year. Yearly salary increases and the expansion of the Business Banking department throughout the year contributed to this increase.

LIQUIDITY AND CAPITAL RESERVES
------------------------------

The net change in cash, as reported in the Statement of Cash Flows, increased by $36.5 million in the first nine months of 2001. The net deposit flows for the first nine months of 2001 were flat, although a number of the Bank's securities within the security portfolio either matured, were called by the issuer or were sold, providing an influx of cash which the Bank used to fund its asset growth. (Please refer to the section titled "Financial Condition" under the sub-heading "Securities" for more information.)

The net cash flows from the securities portfolio totaled $67.7 million in the first nine months of the year, which combined with $14.1 million in FHLB advances provided the funding source for the Bank's portfolio loan growth. The loan portfolio has increased $65.7 million since year-end 2000.

The Bank's deposits grew $3.9 million from December 31, 2000 balances. Deposits amounted to $461.4 million at September 30, 2001 as compared to $457.5 million as of year-end 2000. The Bank's long-term liquidity objective is to fund growth through consumer deposits. Whenever that source is inadequate to meet the Bank's asset growth requirements, FHLB advances are normally accessed. The current ratio of FHLB advances to assets is 22.0%, which is below the Bank's credit limit of 40% of assets. Other sources of liquidity include the sale of loans into the secondary market, net income after the payment of dividends, brokered deposits, and reverse repurchase agreement credit lines of $50,000,000.

The FDIC's statutory framework for capital requirements establishes five categories of capital strength, ranging from a high of well capitalized to a low of critically under-capitalized. An institution's category depends upon its capital level in relation to relevant capital measures, including a risk-based capital measure, a leverage capital measure, and certain other factors. At September 30, 2001, the Bank exceeded the capital levels required to meet the definition of a well-capitalized institution:

                                                                             To be categorized as well
                                                       For capital            capitalized under prompt
                                         Actual      adequacy minimum       corrective action provisions
                                         ------      ----------------       ----------------------------
Total capital (to risk-weighted
assets):
    First Mutual Bancshares, Inc.        11.54%           8.00%                         N/A
    First Mutual Bank                    11.51            8.00                          10.00%

Tier I capital (to risk-weighted
assets):
    First Mutual Bancshares, Inc.        10.29            4.00                          N/A
    First Mutual Bank                    10.26            4.00                          6.00

Tier I capital (to average assets):
    First Mutual Bancshares, Inc.         7.58            4.00                          N/A
    First Mutual Bank                     7.55            4.00                          5.00

EXPANSION
---------

The Bank opened its Juanita Branch in August 2001. This is the Bank's eleventh branch. A branch site has also been acquired for the relocation of the existing Ballard Branch and a new branch to be located in Woodinville. Construction is expected to begin within the next year on these two locations.

The Bank continues to seek opportunities to expand its branch franchise in its primary market area east of Lake Washington, and north from Renton to the Bothell/Kenmore area. This particular market area has the highest household income and household net worth of any area in the state. This expansion will continue to have an impact on expenses as branches are opened. Income from branch operations often requires a number of years before it equals operating expenses.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is defined as the sensitivity of income and capital from changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates or prices. The primary market risk to which we are exposed to is interest rate risk. The Bank's profitability is dependent to a large extent on its net interest income, which is the difference between the interest received from its interest-earning assets and the interest expense incurred on its interest-bearing liabilities. The Bank's objectives in its asset/liability management are to utilize its capital effectively, to provide adequate liquidity, and to enhance net interest income, without taking unreasonable risks subjecting the Bank unduly to interest rate fluctuations.

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

The interest rate sensitive gap is defined as the difference between interest-earning assets and interest bearing liabilities anticipated to mature or reprice during the same period. The gap analysis quantifies the mismatch between these assets and liabilities in like time periods. Certain shortcomings are inherent in gap analysis. For example, some assets and liabilities may have similar maturities or repricing characteristics but they may react differently to changes in interest rates. Assets such as adjustable rate mortgage loans may have features that limit the effect that changes in interest rates have on the asset in the short-term and/or over the life of the loan. Due to the limitations of the gap analysis, these features are not taken into consideration. Additionally, in the event of a change in interest rates, prepayment and early withdrawal penalties would likely deviate significantly from those assumed in the gap calculation. As a result, the Bank utilizes the gap report as a complement to its income simulation model.

The Bank's income simulation model calculates the change to net interest income and the economic value of equity based upon increases and decreases of 100, 200, and 300 basis point movements in interest rates. The model is based on a number of assumptions such as the maturity, repricing, amortization, and prepayment characteristics of loans and other interest-earning assets and the repricing of deposits and other interest-bearing liabilities. The Bank runs the income simulation model monthly for review by the ALCO (Asset Liability Committee), senior management, and the Board of Directors. The Bank believes that data and assumptions are realistic representations of its portfolio and possible outcomes under the various interest rate scenarios. Nonetheless, the interest rate sensitivity of the Bank's net interest income and net market value of equity could vary substantially if different assumptions were used or if actual experience differs from the assumptions used.

The Bank's income simulation model and its gap analysis results for the periods ending September 30, 2001, and December 31, 2000, are presented below.

                          FIRST MUTUAL BANCSHARES, INC.
                              RATE SHOCK ESTIMATES
                      Net Interest Income and Market Value
                               September 30, 2001

                           September 30, 2001              December 31, 2000
                            Percentage Change              Percentage Change
------------------------- -------------------- ---------- -------------------

  Immediate        Net             Net            Net             Net
  Change in     Interest         Market         Interest        Market
Interest Rates   Income           Value          Income          Value
-------------- ---------- -------------------- ---------- -------------------

     +300            1 %           (18) %           0 %           (20) %
     +200            0             (12)             1             (12)
     +100            1              (4)             1              (5)
     -100           (1)              2             (3)              2
     -200           (9)             (4)            (5)              1
     -300          (24)            (11)           (10)             (4)

-------------- ---------- -------------------- ---------- -------------------

                          FIRST MUTUAL BANCSHARES, INC.
                      ONE-YEAR INTEREST RATE SENSITIVE GAP
                                 (in thousands)

                                   September 30, 2001       December 31, 2000
                                   ------------------       -----------------
One-year repricing assets               $ 520,692               $ 423,956
One-year repricing liabilities            484,962                 448,242
                                        ---------               ---------
   One-year gap                            35,730                 (24,286)
                                        ---------               ---------

   Total assets                         $ 667,461               $ 643,231
                                        =========               =========

One Year Interest Rate Sensitive

 GAP as a Percent of Assets                  5.4%                    (3.8)%


Model simulation and gap results for the period are indicative of an asset sensitive position, in that the Bank's net interest income is projected to increase as market rates rise and the gap results indicate that more assets will be maturing/repricing than liabilities within the next year. Projections to net interest income in a declining rate environment are less favorable. A contributing factor to the results in a declining rate environment is the Banks adjustable rate commercial real estate portfolio. Sixty-six percent of these loans have an average minimum interest rate or "floor" of 7.50%. The model has assumed an elevated level of prepayment speeds on these loans given the fact that these "floors" exceed the current offering rates for similar loans by more than 1.0%. Again the model assumes that these loans will refinance to current rates thus decreasing the amount of interest income that the Bank will realize in the next 12 months.

The sensitivity analysis does not represent a forecast for the Bank. There are numerous assumptions inherent in the simulation model as well as in the gap report. Some of these assumptions include the nature and timing of interest rate levels, including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/replacement of asset and liability cash flows. Customer preferences, and competitor and economic influences are impossible to predict; therefore, the Bank cannot make any assurances as to the outcome of these analyses.


FORWARD-LOOKING STATEMENTS DISCLAIMER
-------------------------------------

In this Form 10-Q, First Mutual Bancshares, Inc. has included certain "forward-looking statements" concerning its future operations. It is the Company's desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all forward-looking statements contained in this Form 10-Q. Sentences containing words such as "objectives," "model," "expect," "anticipate," "believe," "assumptions," or similar words may constitute forward-looking statements. Although the Company believes that the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business and operations, it is possible that actual results may differ materially from these expectations. Factors which could affect actual results include interest rate trends, the general state of the economy in the Company's market area and the country as a whole, the impact of competitive products, services and pricing, the ability of the Company to control costs and expenses, loan delinquency rates, and legislative, regulatory and accounting changes affecting the banking and financial services industry. These risks and uncertainties should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. The Company and the Bank disclaim any obligations publicly to announce future events or developments, which affect the forward-looking statements herein.

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

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2001                   FIRST MUTUAL BANCSHARES, INC.




                                          /s/ John R. Valaas
                                          ---------------------------------
                                          John R. Valaas
                                          President and Chief Executive Officer



                                          /s/ Roger A. Mandery
                                          ---------------------------------
                                          Roger A. Mandery
                                          Executive Vice President
                                          (Principal Financial Officer)