Form 10-K405
period 2001-12-31
FIRST MUTUAL BANCSHARES INC
filed 2002-03-28
CIK 1098337

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Fiscal Year Ended December 31, 2001      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 005-57091

                          FIRST MUTUAL BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       State of Washington                                91-2005970
---------------------------------                      ----------------
  (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                     Identification No.)


400 108th Avenue N.E., Bellevue, Washington                          98004
-------------------------------------------                        ----------
 (Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code               (425) 455-7300
                                                                 --------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Securities registered pursuant to Section 12(g) of the Act:


                     Common Stock, par value $1.00 per share
--------------------------------------------------------------------------------
                                (Title of Class)

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

     As of March 8, 2002, there were issued and outstanding 4,730,966 shares of the registrant's common stock. The aggregate market value of the voting stock held by non-affiliates (2,244,398 shares) of the registrant was $30,523,813 based on the closing sales price of the registrant's common stock as quoted on the Nasdaq National Market System which on March 8, 2002 was $13.60.


                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2001 are incorporated by reference in Parts 1, 2 and 3.

     2. Portions of the Proxy Statement dated March 8, 2002 for the 2002 Annual Meeting of Shareholders are incorporated by reference in Parts 2 and 3.
================================================================================

FORWARD-LOOKING STATEMENTS
--------------------------

     This Form 10-K Report contains statements concerning future operations, trends, expectations, plans, capabilities, and prospects of First Mutual Bancshares, Inc. and First Mutual Bank (together, the "Company") that are forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements referring to our expectations regarding future interest rate margins, loan quality, business and asset volume, growth opportunities, branch office expansion, anticipated increase / decrease in fee income and other non-operating income, expectations related to operating expenses. The outlook for deposit growth and funding sources, and observations pertaining to the potential disparate movement of assets and liabilities. Although the Company believes that the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, operations, and prospects, these forward-looking statements are subject to numerous uncertainties and risks, many of which are beyond the control of the Company, and actual events, results, and developments will ultimately differ from the expectations and may differ materially from those expressed or implied in such forward-looking statements. Factors which could affect actual results include economic conditions in the Company's market area and the nation as a whole, interest rate fluctuations, the impact of competitive products, services and pricing, credit risk management, the ability of the Company to control its costs and expenses, loan delinquency rates, and the legislative and regulatory changes affecting the banking industry. There are other risks and uncertainties that could affect the Company which are discussed from time to time in the filings made by the Company with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Company shall not be responsible to update any such forward-looking statements.

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

     The principal sources of funds for the Bank's lending and investment activities are deposits, repayment of loans, loan sales and Federal Home Loan Bank ("FHLB") of Seattle advances. The Bank's primary sources of income are interest on loans, gains on sales of loans, loan servicing rights, and investment securities, service-charge income on deposit accounts and interest and dividends on investment securities. Its principal expenses are interest paid on deposits and borrowings, and general and administrative costs.

     The Bank's savings and lending operations are conducted through eleven full-service facilities located in Bellevue (3), Kirkland (2), Redmond, Seattle
(2), Issaquah, Bellingham, and Monroe. The Bank also has an income property loan production office located in Tacoma, Washington and a consumer loan office located in Jacksonville, Florida. The Bank's main office is located at 400 108th Avenue N.E., Bellevue, Washington. See "Item 2. - Properties" herein for additional information on the Bank's facilities.

LENDING ACTIVITIES
------------------
     GENERAL. The Bank's loan portfolio and loans held-for-sale totaled $567.6 million at December 31, 2001 (loans held-for-sale totaled $4.5 million of this amount). On that date before deductions, $83.9 million, or 15%, of total outstanding loans, including loans held-for-sale, consisted of loans secured by one-to-four-unit residential properties; $174.1 million, or 31%, consisted of loans secured by mortgages on over-four-unit residential properties; construction loans constituted $84.2 million, or 15%; and $200.7 million, or 35%, consisted of commercial real estate loans. The balance of the Bank's outstanding loans was comprised of consumer and business loans. (See table on next page)

     The Bank's principal lending activities have focused on the origination of conventional permanent loans on residential and commercial real estate. Total loans originated were $310.4 million and $211.1 million for the years ended December 31, 1999 and 2000, respectively, and $323.1 million for the year ended December 31, 2001.

     In order to maintain the interest rate sensitivity of its loan portfolio and investments, the Bank places an emphasis on the origination of adjustable-rate mortgage loans on residential and commercial properties, and construction, business, and consumer loans at interest rates subject to periodic adjustment based upon the prevailing Prime rate. At December 31, 2001, $499.0 million, or 88% of net loans receivable, including loans held-for-sale, were comprised of loans that were other than long-term, fixed-rate mortgage loans. This amount consists of $53.3 million in residential mortgage loans with rates adjustable at periods ranging from one to five years, $377.1 million in business loans and loans secured by income-producing and multifamily residential properties, $52.6 million in net construction loans, and $16.0 million in consumer loans.

     The following tables provide selected data relating to the composition of the Bank's loan portfolio by type of loan and type of security on the dates indicated.

                                                                           At December 31,
                                  -------------------------------------------------------------------------------------------------
                                          2001                2000                1999                1998                1997
                                  -----------------   -----------------   -----------------   -----------------   -----------------
                                   Amount    Percent   Amount    Percent   Amount    Percent   Amount    Percent   Amount    Percent
                                  ---------  ------   ---------  ------   ---------  ------   ---------  ------   ---------  ------
                                                                        (Dollars in Thousands)
TYPE OF LOAN:
Conventional Real
  Estate Loans:
    Interim construction loans... $  84,245   14.84%  $ 103,727   21.19%  $  72,906   16.05%  $  60,641   15.67%  $  44,494   12.35%
    Loans on existing property...   250,038   44.05     198,240   40.49     186,632   41.07     160,068   41.37     139,846   38.81
    Loans refinanced.............   208,383   36.72     196,089   40.05     204,630   45.03     174,691   45.15     183,165   50.83
Insured or guaranteed real
  estate loans...................       244    0.04         257    0.05         275    0.06         320    0.08         604    0.17
Consumer loans & other...........    42,488    7.49      34,219    6.99      24,435    5.38      17,465    4.52      11,831    3.28
Business loans...................    11,995    2.11       5,033    1.03       3,347    0.74       2,629    0.68       1,583    0.44
Less -
    Loans in process.............   (22,270)  (3.92)    (40,087)  (8.19)    (29,959)  (6.59)    (21,765)  (5.63)    (14,934)  (4.14)
    Reserve for loan losses......    (7,032)  (1.24)     (6,729)  (1.37)     (6,309)  (1.39)     (5,569)  (1.44)     (4,858)  (1.35)
    Deferred loan fees and
      other discounts............      (537)  (0.09)     (1,198)  (0.24)     (1,576)  (0.35)     (1,574)  (0.40)     (1,400)  (0.39)
                                  ---------  ------   ---------  ------   ---------  ------   ---------  ------   ---------  ------
TOTAL............................ $ 567,554  100.00%  $ 489,551  100.00%  $ 454,381  100.00%  $ 386,906  100.00%  $ 360,331  100.00%
                                  =========  ======   =========  ======   =========  ======   =========  ======   =========  ======

                                                                           At December 31,
                                  -------------------------------------------------------------------------------------------------
                                          2001                2000                1999                1998                1997
                                  -----------------   -----------------   -----------------   -----------------   -----------------
                                   Amount    Percent   Amount    Percent   Amount    Percent   Amount    Percent   Amount    Percent
                                  ---------  ------   ---------  ------   ---------  ------   ---------  ------   ---------  ------
                                                                        (Dollars in Thousands)
TYPE OF SECURITY:
Residential:
    One-to-four-family........... $  83,887   14.78%  $  74,359   15.19%  $  96,418   21.22%  $  95,807   24.76%  $ 117,285   32.55%
    Multifamily..................   174,062   30.66     160,297   32.74     148,354   32.65     118,015   30.50     101,317   28.12
Construction.....................    84,245   14.84     103,727   21.19      72,906   16.04      60,641   15.67      44,494   12.35
Commercial real estate...........   200,716   35.37     159,930   32.66     146,765   32.30     121,257   31.34     105,013   29.14
Consumer loans & other...........    42,488    7.49      34,219    6.99      24,435    5.38      17,465    4.52      11,831    3.28
Business loans...................    11,995    2.11       5,033    1.03       3,347    0.74       2,629    0.68       1,583    0.44
Less -
    Loans in process.............   (22,270)  (3.92)    (40,087)  (8.19)    (29,959)  (6.59)    (21,765)  (5.63)    (14,934)  (4.14)
    Reserve for loan losses......    (7,032)  (1.24)     (6,729)  (1.37)     (6,309)  (1.39)     (5,569)  (1.44)     (4,858)  (1.35)
    Deferred loan fees and
      other discounts............      (537)  (0.09)     (1,198)  (0.24)     (1,576)  (0.35)     (1,574)  (0.40)     (1,400)  (0.39)
                                  ---------  ------   ---------  ------   ---------  ------   ---------  ------   ---------  ------
TOTAL............................ $ 567,554  100.00%  $ 489,551  100.00%  $ 454,381  100.00%  $ 386,906  100.00%  $ 360,331  100.00%
                                  =========  ======   =========  ======   =========  ======   =========  ======   =========  ======

     LOAN MATURITY. The following table sets forth certain information at December 31, 2001, regarding the dollar amount of loans maturing based on their contractual terms to maturity or repricing. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Loan balances exclude unearned discounts, deferred loan origination fees, and allowance for loan losses.

                                      Due       2 Years     3 Years
                                    Within      Through     Through
                                   One Year     3 Years     5 Years     After 5
                                     From        After       After       Years
                                   December     December    December    Through     Beyond
                                   31, 2001     31, 2001    31, 2001   10 Years    10 Years      Total
                                   ---------   ---------   ---------   ---------   ---------   ---------
                                                               (In Thousands)
Conventional Real Estate Loans:
  Interim construction loans...... $  61,975   $      --   $      --   $      --   $      --   $  61,975
  Loans on existing property......   194,023      35,229      10,730       1,571       8,485     250,038
  Loans refinanced................   161,702      29,359       8,942       1,309       7,071     208,383
  Insured or guaranteed real
    estate loans..................       173          --          --          --          71         244
  Consumer loans..................    17,082       1,658       4,555      14,986       4,207      42,488
  Business loans..................     9,772          81         589       1,553          --      11,995
                                   ---------   ---------   ---------   ---------   ---------   ---------
Total Loans......................  $ 444,727   $  66,327   $  24,816   $  19,419   $  19,834   $ 575,123
                                   =========   =========   =========   =========   =========   =========

     The following table sets forth the dollar amount of all loans, categorized by fixed interest rates and floating or adjustable interest rates. Loan balances exclude unearned discounts, deferred loan origination fees, and allowance for loan losses.

                                        Due Within
                              One Year From December 31, 2001           Due After December 31, 2002
                             ---------------------------------       ---------------------------------
                               Fixed     Adjustable                    Fixed     Adjustable
                               Rates       Rates       Total           Rates       Rates       Total
                             ---------   ---------   ---------       ---------   ---------   ---------
                                                          (In Thousands)

Mortgage loans.............  $  23,630   $ 394,242   $ 417,872       $  19,368   $  83,401   $ 102,769
Consumer loans.............        467      16,616      17,083          25,405          --      25,405
Business loans.............        498       9,274       9,772              --       2,222       2,222
                             ---------   ---------   ---------       ---------   ---------   ---------
     Total.................  $  24,595   $ 420,132   $ 444,727       $  44,773   $ 85,620    $ 130,396
                             =========   =========   =========       =========   =========   =========

     RESIDENTIAL LOANS. At December 31, 2001, approximately 15% of the Bank's total loan portfolio, including loans held-for-sale, consisted of loans secured by one-to-four-unit family dwellings located within the States of Washington, Oregon, and Idaho.

     The Bank's lending policies generally limit the maximum loan-to-value ratio on residential mortgage loans to 97% of the appraised value as determined by an independent appraiser, with the condition that private mortgage insurance is required on home loans with loan-to-value ratios in excess of 80%.

     The loan-to-value ratio, maturity, and other provisions of the loans made by the Bank generally have reflected the policy of making less than the maximum loan permissible in accordance with sound lending practices, market conditions, and underwriting standards established by the Bank. Mortgage loans made by the Bank are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The initial contractual loan payment period for residential loans typically ranges from five to 30 years. The Bank's experience indicates that real estate loans remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option, subject to prepayment penalty provisions when included in the note.

     The Bank offers one-year, two-year, three-year, five-year, seven-year and ten-year loans with limitations on adjustments of two percent in any one year with a maximum lifetime interest rate adjustment of between four and six percent. The Bank also offers fixed-rate loans, which it originates for sale in the secondary market. Since 1982, the Bank has generally followed a policy of not originating fixed-rate mortgages for its own portfolio.

     All improved real estate which serves as security for a loan to the Bank must be insured by such companies as may be approved by the Bank against fire, extended coverage, vandalism, malicious mischief, and other hazards. Such insurance must be maintained throughout the term of the loan and in an amount not less than that amount necessary to meet the replacement cost of the property structures, subject to insurance carrier limits.

     CONSTRUCTION AND COMMERCIAL REAL ESTATE LOANS. First Mutual's real estate loan portfolio also includes loans on multifamily housing (over four units), construction loans (residential, commercial, and multifamily), and commercial loans.

     Multifamily loans are generally made in amounts between $500,000 and $2.0 million and at December 31, 2001, the largest multifamily loan was for $4.1 million. As of December 31, 2001, multifamily loans were $174.1 million, or 31%, of the loan portfolio as compared to $160.3 million, or 33%, in 2000.

     The Bank provides interim (construction) financing for residential and commercial property development. At December 31, 2001, the Bank had $84.2 million in construction loans of which $62.0 million was disbursed. These loans constituted 11% of the loan portfolio.

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

     Custom construction loans are originated directly to the borrower. The builder, which the borrower has contracted with to build the residence, must be approved by the Bank. The Bank oversees the disbursement of construction funds to the borrower and builder. These loans generally have 30- or 15-year terms with the construction period ranging from six- to 12 months, with interest collected monthly based upon the disbursed balance of the loan. At the end of the construction period the terms of payment are modified to fully amortize the loan balance over the subsequent 30- or 15-year term.

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

     At December 31, 2001, commercial real estate loans (excluding multifamily and construction loans) constituted $200.7 million, or approximately 35% of First Mutual's loan portfolio. These loans are typically secured by office buildings, warehouse, commercial and retail centers located in the Bank's primary lending area in the Greater Puget Sound area and Western Oregon. Permanent commercial real estate loans are normally made up to 75% of the appraised value of the property and generally have interest rates which are adjusted annually based on the short-term FHLB of Seattle's advance rate plus a spread ranging from 3.00% to 4.00%.

     Income property loans, consisting of multifamily, construction, and commercial real estate loans, totaled $406.6 million at December 31, 2001. That figure compares to $369.0 million at year-end 2000 and $326.8 million at year-end 1999. The increase in income property loans of $79.8 million, or 24%, over a two-year period is the result of an emphasis on income property lending.

     Income property real estate financing the generally considered to involve a somewhat higher degree of credit risk than the financing of residential properties. The risk of loss on an income property construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of the construction cost of the property upon completion of the project proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with collateral which is insufficient to assure full repayment. On permanent income property real estate loans, the risk to the Bank is primarily attributable to the cash flow from the property being financed. If the cash flow from the property is reduced (E.G., if leases are not obtained or renewed), the borrower's ability to repay the Bank's loan may be impaired.

     The Bank's underwriting criteria are designed to evaluate and minimize the risk of income property real estate lending. Among other things, the Bank considers the credit history and reputation of the borrower, the borrower's net worth and liquidity, the amount of the borrower's equity in the project, independent appraisal and review of cost estimates, pre-construction sale and leasing information, and cash flow projections of the borrower. To manage and control the risk inherent in this type of lending, the Bank has adopted a concentration of credit policy which, among other things, generally limits the amount the Bank can lend to any one borrower to $5.0 million unless this requirement is waived by the Investment Committee of the Board of Directors. Effective February 28, 2002, this limit was raised to $6.75 million.

     BUSINESS BANKING. The Business Banking Department makes loans for "owner-occupied" commercial real estate properties, construction loans and non-real-estate-based business loans. At year-end 2001, total business banking loans grew to $56.9 million compared to $37.1 million the previous year. Non real-estate business loans included in those totals were $12.2 million and $4.6 million at December 31, 2001 and 2000, respectively.

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

     Interest rates on business loans are generally tied to the Prime rate plus a spread ranging from 0% to 3%, or to the short-term FHLB of Seattle's advance rate plus a spread ranging from 3% to 4%. The rates are adjusted when the index rate changes. Prime based loans reprice immediately while the rest reprice based on set schedules, generally annually and after a fixed period of time. Annual fees are also usually assessed to line-of-credit business loans.

     Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential, commercial, and multifamily real estate lending. Real estate lending is generally considered to be collateral-based lending with loan amounts based on predetermined loan to collateral values, and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often not a sufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness and cash flow of the borrower (and any guarantors), while liquidation of collateral is a secondary source of repayment.

     CONSUMER LOANS. The Bank originates consumer loans through two departments: sales finance lending (indirect lending), and direct consumer lending (consumer and home equity loans). Consumer loans totaled $45.5 million at December 31, 2001 compared to $35.6 million the previous year. The increase is primarily in sales finance lending. At December 31, 2001, sales finance loans totaled $24.4 million compared to $18.3 million in 2000.

     The Sales Finance Department began operations during the third quarter of fiscal 1997. This department purchases non-recourse consumer financing contracts from approved dealers in many states. Typical collateral for these contracts include retrofitted windows, siding, roofs, spas, and motorcycles. Dealers must be approved with the Bank prior to the purchase of contracts. Before a contract is purchased, Bank personnel make independent credit decisions of the borrowers by checking the creditworthiness of the borrower, calculating debt-to-income ratios, and evaluating the value of the collateral purchased.

     The sales finance department originates loans both for portfolio and for sale on the secondary market. Loans originated for portfolio are secured and the Bank's lien is perfected by the use of a Financing Statement on home improvement loans over $5,000 and by the vehicle titles on vehicles. The terms of the contracts are fixed rate and vary in term from two to 12 years. Loans originated for sale on the secondary market are unsecured. The loans are sold non-recourse (as long as the Bank meets its contractual representations and warranties) to various purchasers for a fee.

     In July of 2001, the Bank opened a satellite office of its sales finance department in Jacksonville, Florida. Our employees based out of this office work with contractors in the eastern portion of the United States to generate home improvement contracts for assignment to the Bank. In 2001, virtually all of the loans generated outside of Washington, Oregon, and Idaho were sold on the secondary market. Loans originated in those three states were either originated for portfolio or sold on the secondary market.

     The Bank originates home equity loans and lines of credit for its portfolio and for sale to others in the secondary market. These loans are secured by a second mortgage deed-of-trust on residential real estate occupied by the borrower or owned by the borrower as an investment. Home equity loans totaled $15.8 million at December 31, 2001 compared to $13.3 million in 2000.

     The Bank's current strategy regarding home equity loans is to sell fixed-rate installment second mortgages. Revolving lines-of-credit retained in the Bank's portfolio generally have a combined loan-to-value of less than 95%. The Bank purchases credit enhancement insurance on many lines-of-credit with combined loan-to-value over 80%. This insurance mitigates any credit losses incurred on loans that have insurance in place. All revolving lines-of-credit are tied to the Prime rate plus a margin. The margin is determined based on the loan-to-value ratio, the creditworthiness of the borrower, and the borrower's debt-to-income ratio. The interest rates charged to the borrower are adjustable and change based on the Prime rate. The underwriting and homeowner's insurance requirements for the Bank's home equity products fall under the same underwriting guidelines and standards as the Bank's residential loans. See "Residential Loans."

     The Direct Consumer Lending Department began operations in the second quarter of 1998. The Department processes and closes consumer loan requests generated within the Bank's deposit branches and from lending officers. The lending products offered fall into two categories: collateral based loans (automobiles, boats, recreational vehicles, home improvement, etc.), and unsecured lines-of-credit. The underwriting criteria for collateral-based loans are similar to that of the sales finance loans noted above. Primary consideration is given to the borrower's capacity to repay the obligation. A secondary consideration on secured consumer loans is the value of the loan collateral as a source of repayment. The underwriting criteria on the unsecured lines-of-credit call for a higher level of borrower creditworthiness because of the unsecured nature of these loans. The terms on the collateral based loans are fixed rates with terms of up to 10 years. The unsecured lines-of-credit are variable and tied to the Prime rate plus a margin. Direct consumer loans totaled $2.0 million at December 31, 2001 as compared to $1.9 million at year-end 2000.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral. At December 31, 2001, consumer loans past due 90 days or more totaled $5,000 as compared to $33,000 at year-end 2000.

     The Community Business Banking Department began operations in the fourth quarter of fiscal 1999. The Department processes and closes small business loan requests originating in the branch system, through referrals from other lines of business or from lending officers. The credit products available are small, unsecured lines-of-credit, larger secured lines-of-credit and term loans. The primary factors for approval are the borrower's ability to repay and guarantor creditworthiness. Collateral is taken as an abundance of caution for small business loans and lines, and is not a factor when evaluating credit applications. The unsecured lines-of-credit are open-ended and have a variable rate tied to the Prime rate. Secured lines-of-credit also have a variable rate tied to Prime. Term loans have a maturity of seven years or less, have a fixed rate for the first 3 years and then adjust with Prime thereafter. Community business loans totaled $2.7 million at December 31, 2001 as compared to $481,000 at year-end 2000.

     LOAN SOLICITATION AND PROCESSING. The Bank relies upon its employees to solicit and/or originate business, consumer, income property, and residential loans. The Bank also utilizes the services of mortgage brokers. Residential mortgage brokers take applications from borrowers, process the credit information, obtain property appraisals, and then submit the loan to First Mutual for approval. If approved, the loan is funded by and closed in the name of the Bank. Income property brokers are generally limited to taking the initial application from borrowers. Mortgage brokers provide the Bank with a cost-effective method of originating loans in a broader geographic area than the Bank's customer base. Approximately 75% of all residential loans closed during the year ended December 31, 2001, were obtained through mortgage brokers as compared to 72% at December 31, 2000.

     The Bank's lending policy is reviewed annually and approved by the Board of Directors. Residential loans up to specified limits may be approved by a member of the Loan Committee or designated underwriters. Income property loans up to $1 million, business loans secured by real estate, and business loans secured by other assets or unsecured up to $400,000 are approved by the Loan Committee, which consists of officers Valaas, Collette, Mandery, Boudreau, Harlan, Werth, Everett, Davis, and Young. If the cumulative extensions of credit exceed $1,000,000, the loan is further reviewed and subject to approval by the Investment Committee, which is comprised of Directors Valaas, Parker, Wallace, Florence, Doud and Rowley.

     Effective February 28, 2002, the Board of Directors made a number of changes to the Bank's lending policy. It separated the Loan Committee into the Commercial Loan Committee and the Consumer Loan Committee. The Commercial Loan Committee will approve income property and business loans while the Consumer Loan Committee will deal with residential and consumer loans. All members of the former Loan Committee were appointed to the Commercial Loan Committee. Officers Boudreau, Harlan, Young, Boyd, and Stroup were named to the Consumer Loan Committee.

     The approval limits noted above were also modified. The Commercial Loan Committee can approve income property and business real-estate loans up to $2 million. Its limit for business loans secured by other assets or unsecured was raised to $750,000. The limit on approving cumulative extensions of credit for the Commercial Loan Committee was raised to $2.5 million and $2 million for the Consumer Loan Committee. Finally, officer Boudreau, as chief credit officer, was given a limit of $750,000 on income property and business real-estate loans and $1 million on residential loans.

     LOAN ORIGINATION'S AND SALES. Loan origination's increased in 2001 to $319 million from $211 million in 2000; the comparable figure for 1999 was $310 million. The increase in originations came primarily from residential, business banking, and sales finance loan closings. Residential loan closings increased from $67 million in 2000 to $136 million in 2001. In addition, both business banking and sales finance exceeded their loan production from last year by $17 million and $11 million respectively.

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

     The Bank has sold most of its loan servicing portfolio. Sales included a bulk sale of $93 million in the first quarter of 1998, $51 million in 2000, and a final sale in January 2001 of $78 million. The net gain on the sales of servicing rights totaled $849,000, $589,000, and $810,000 for 1998, 2000 and
2001, respectively. The Bank's intent is to continue to sell servicing rights as they are originated through our Residential Lending Department. (See further discussions on this subject in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report, under the caption Gain on Sales of Loans.)

     As of December 31, 2001, the Bank was servicing loans for others aggregating approximately $47 million as compared to $174 million in 2000. Loan servicing fees, net, totaled $106,000 for the year ended December 31, 2001 and $552,000 for the year ended December 31, 2000.

     Currently, long-term mortgage loans are being originated for sale in the secondary mortgage market to Fannie Mae, and other investors. During the year ended December 31, 2001, the Bank securitized and sold $90.9 million in loans as compared to $42.7 million during 2000.

     Set forth below is a table showing the Bank's loan origination and sales activity for the periods indicated.

                                                Years Ended December 31,
                                        ---------------------------------------
                                           2001           2000           1999
                                        ---------      ---------      ---------
                                                     (In Thousands)
Total loans at beginning of period
  (net of undisbursed loan proceeds) $ 497,478 $ 462,266 $ 394,050 Loans originated:
  Real estate loans:
    Construction loans .............       54,330         78,207         61,045
    Loans on existing property .....      169,214         77,843        165,220
    Loans refinanced ...............       59,408         28,745         67,885
    Insured and guaranteed loans ...        3,282          2,022           --
    Consumer and other loans .......       36,824         24,248         16,249
                                        ---------      ---------      ---------
           Total loans originated ..      323,058        211,065        310,399

Principal reductions ...............     (154,513)      (133,082)      (132,194)
Loans sold:
  Whole loans ......................      (76,619)       (36,972)      (104,463)
  Participation loans ..............      (14,281)        (5,799)        (5,526)
                                        ---------      ---------      ---------
           Total loans sold ........      (90,900)       (42,771)      (109,989)
                                        ---------      ---------      ---------
Total gross loans at end of period
  (net of undisbursed loan proceeds)    $ 575,123      $ 497,478      $ 462,266
                                        =========      =========      =========

     LOAN COMMITMENTS. First Mutual's commitments to make conventional mortgage loans on existing residential dwellings are generally made for periods of 30 to 60 days. The borrower may reserve ("lock-in") an interest rate and loan fee for a period of 10 to 60 days from the date of application. This reservation is conditioned upon loan approval and closing within this time frame. Interest rates and loan fees committed at the time of the lock-in are based upon the prevailing market rate at the time of approval. Outstanding commitments to borrowers for loans, including commitments for income property loans totaled $106.4 million at December 31, 2001 and $120.3 million at year-end 2000.

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

     REAL ESTATE HELD-FOR-SALE AND NON-PERFORMING LOANS. Loans are defined as non-performing when any payment of principal and/or interest is 90 days past due unless the loan is well secured and the Bank is reasonably confident that it will recover its interest and principal. While generally the Bank is able to work out a satisfactory repayment schedule with a delinquent borrower, the Bank will undertake foreclosure proceedings if the delinquency is not otherwise resolved. Property acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as "held-for-sale" until such time as it is sold or otherwise disposed. At December 31, 2001, the total of non-performing loans, repossessed assets, and real estate acquired through foreclosure was $521,000 compared to $2.5 million at year-end 2000.

     The following table sets forth information regarding non-performing assets at the dates indicated.

                                                      At December 31,
                                              ------------------------------
                                               2001        2000        1999
                                              ------      ------      ------
                                                  (Dollars in Thousands)
Loans greater than 90 days
   delinquent and still accruing...........   $   --      $   --      $ --
Restructured troubled loans ...............       --          --        --
Nonaccrual loans ..........................      498       1,111         343
Other assets and real estate
   acquired through foreclosure ...........       23       1,353           9
                                              ------      ------      ------
     Total ................................   $  521      $2,464      $  352
                                              ======      ======      ======

As a percentage of net loans ..............     0.09%       0.50%       0.08%
As a percentage of total assets ...........     0.08%       0.38%       0.06%

Gross interest income that would
   have been recorded in the
   period if loans had been
   current with original terms ............   $   40      $  100      $   60

Interest income on loans included
   in net income for the period ...........   $   30      $   53      $   33


     Non-performing assets for 2001 were composed of loans collateralized by single-family residences, consumer goods, and commercial real estate.

RESERVE FOR LOAN LOSSES
-----------------------
     The reserve for loan losses is maintained at a level sufficient to provide for estimated losses based on known and inherent risks in the loan portfolio. This reserve is based upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio; actual loan loss experience; current and anticipated economic conditions; detailed analysis of individual loans for which full collectibility may not be assured and for which impairment may be present; and determination of the existence and fair value of the collateral and guarantees securing the loans. The reserve is based upon factors and trends identified by management at the time the financial statements are prepared. The ultimate recovery of loans is susceptible to future market factors beyond the Bank's control, which may result in losses or recoveries differing significantly from those provided in the financial statements. At December 31, 2001, the reserve for loan losses totaled $7.0 million as compared to $6.7 million at December 31, 2000.

     At year-end 2001 the ratio of First Mutual's reserves to total loans was 1.22% as compared to 1.36% the previous year. That ratio compares to the national average for commercial banks of 1.77%, and for savings institutions of ..90%. A further discussion of the Bank's reserve for loan losses is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Annual Report.

     While the Bank believes it has established its existing reserve for loan losses in accordance with generally accepted accounting principles as of December 31, 2001, there can be no assurance that regulators, when reviewing the Bank's loan portfolio in the future, will not request the Bank to increase its reserve for loan losses, thereby adversely affecting the Bank's financial condition and earnings. See the Consolidated Financial Statements contained in the Annual Report.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                                         Years Ended December 31,
                                                   --------------------------------------------------------------------
                                                     2001           2000           1999           1998           1997
                                                   --------       --------       --------       --------       --------
                                                                              (In Thousands)

Balance at beginning of period ...............     $  6,729       $  6,309       $  5,569       $  4,858       $  3,882

   Charge-offs ...............................         (144)          (112)           (68)           (39)          --
      Residential real estate and other loans          (144)          (112)           (45)           (39)          --
      Commercial real estate .................         --             --              (23)          --             --
      Construction ...........................         --             --             --             --             --
   Recoveries ................................           82              2              3           --             --
      Residential real estate and other loans            82              2              3           --             --
      Commercial real estate .................         --             --             --             --             --
      Construction ...........................         --             --             --             --             --
   Provision .................................          365            530            805            750            976
                                                   --------       --------       --------       --------       --------
Balance at end of period .....................     $  7,032       $  6,729       $  6,309       $  5,569       $  4,585
                                                   ========       ========       ========       ========       ========

Ratio of net charge-offs during the period to
   average loans outstanding during the period            0%             0%             0%             0%             0%

INTEREST RATE RISK MANAGEMENT
-----------------------------
     Market risk is defined as the sensitivity of income and capital from changes in interest rates, foreign currency exchange rates, commodity prices, and other relevant market rates or prices. The primary market risk to which we are exposed to is interest rate risk. The Bank's profitability is dependent to a large extent on its net interest income, which is the difference between the interest received from its interest-earning assets and the interest expense incurred on its interest-bearing liabilities. The Bank's objectives in its asset/liability management are to utilize its capital effectively, to provide adequate liquidity, and to enhance net interest income, without taking unreasonable risks and subjecting the Bank unduly to interest rate fluctuations.

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

Gap Analysis

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

Simulation Model

     The Bank's simulation model calculates the change to net interest income and the economic value of equity based upon increases and decreases of 100, 200, and 300 basis point movements in interest rates. The model is based on a number of assumptions such as the maturity, repricing, amortization, and prepayment characteristics of loans and other interest-earning assets and the repricing of deposits and other interest-bearing liabilities. The Bank runs the income simulation model monthly for review by the ALCO (Asset Liability Committee), senior management, and the Board of Directors. The Bank believes that data and assumptions are realistic representations of its portfolio and possible outcomes under the various interest rate scenarios. Nonetheless, the interest rate sensitivity of the Bank's net interest income and net market value of equity could vary substantially if different assumptions were used or if actual experience differs from the assumptions used.

     The Bank's income simulation model and its gap analysis results for the periods ending December 31, 2001, and December 31, 2000, are presented below.

                          FIRST MUTUAL BANCSHARES, INC.
                              RATE SHOCK ESTIMATES
                      Net Interest Income and Market Value
                                December 31, 2001

                       December 31, 2001                       December 31, 2000
                       Percentage Change                       Percentage Change
--------------------------------------------------------------------------------
    Immediate              Net            Net            Net             Net
    Change in           Interest         Market        Interest        Market
  Interest Rates         Income          Value          Income          Value
  --------------        --------        -------        --------        -------
      +300                  3 %          (19) %            0 %          (20) %
      +200                  0            (14)              1            (12)
      +100                  0             (6)              1             (5)
      -100                 (3)            (2)             (3)             2
      -200                 (9)            (8)             (5)             1
      -300                (23)           (15)            (10)            (4)
--------------------------------------------------------------------------------



                          FIRST MUTUAL BANCSHARES, INC.
                      ONE-YEAR INTEREST RATE SENSITIVE GAP
                                 (in thousands)

                                   December 31, 2001      December 31, 2000
                                     ------------            ------------
One-year repricing assets ......     $    506,458            $    423,956
One-year repricing liabilities .          413,279                 448,242
                                     ------------            ------------
   One-year gap ................           93,108                 (24,286)
                                     ------------            ------------
   Total assets ................     $    678,349            $    643,231
                                     ============            ============

One Year Interest Rate Sensitive
 GAP as a Percent of Assets ....           13.7 %                  (3.8)%

     Model simulation and gap results for the period are indicative of an asset sensitive position; that is the Bank's net interest income is projected to increase as market rates rise. The gap results indicate that more assets will mature and/or reprice than liabilities within the next year. Projections to net interest income in a declining rate environment are less favorable. A contributing factor to the results in a declining rate environment is the Bank's adjustable rate commercial real estate portfolio. Sixty-one percent of these loans have an average minimum interest rate or "floor" of 7.5%. Because these "floors" exceed the current offering rates on similar loans by more than 1.0%, the model has applied an elevated level of prepayment speeds to these loans. This assumption implies that there is a greater degree of probability that these loans will refinance to current rates and therefore decrease the amount of interest income the Bank will realize in the next 12 months.

     Market value analysis goes beyond simulating earnings for a specified time period to generating principal and interest cash flows for the entire life of all assets and liabilities. These cash flows are then discounted back to the present. A significant factor contributing to the market value simulation results are the Banks fixed rate loans and securities. These assets comprise approximately 15% of the Banks total rate sensitive assets. In a simulated shift in the yield curve, both rising and declining, the market values associated with these assets typically tend to decline. This is also referred to as negative convexity. As interest rates rise, the cash flows on these assets will typically decline as borrowers are less likely to refinance or prepay their loans. The result of this is that there is less cash reinvested at current market rates. The opposite effect occurs as rates decline. Cash flows tend to increase and the cash must be reinvested at lower interest rates.

     The sensitivity analysis does not represent a forecast for the Bank. There are numerous assumptions inherent in the simulation model as well as in the gap report. Some of these assumptions include the nature and timing of interest rate levels, including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/replacement of asset and liability cash flows. Customer preferences, and competitor and economic influences are impossible to predict, therefore, the Bank cannot make any assurances as to the outcome of these analyses.

Basis Risk

     Basis risk arises from a shift in the relationship of the rates on different financial instruments. As discussed in the 10K report from last year, over the years there have been adverse shifts in the basis relationship between the funding sources, and the Bank's principal asset, the loan portfolio. The Bank's funding sources, largely deposits and FHLB advances, tend to follow the London Interbank Offering Rate (LIBOR) market. The correlation between the FHLB borrowings is very direct, whereas the relationship between deposits and the LIBOR is more tenuous. The Bank has found that, deposits, however, tend over time to have a higher correlation to LIBOR than other indexes that the Bank has followed. The adjustable rate loan portfolio, which constitutes 88% of the portfolio, has in the past, been predominately indexed to the CMT index. To the extent that LIBOR and treasury markets move in synchronization basis risk is minimized. However, over the last six years these two markets, as measured by the one-year LIBOR and CMT have at times widely diverged. As a result, the Bank made the decision during the first quarter of 2001 to change the index that new commercial real estate loans are based on from the CMT to the FHLB of Seattle's short-term 12-month advance rate. Portfolio residential loans are now generally indexed to LIBOR. This change, over time, should help to stabilize the Banks margin assuming that other relevant factors remain the same. Currently the LIBOR and CMT indexes are within a range of .20% - .50%, and are reasonably synchronized.

INVESTMENT ACTIVITIES
---------------------
     Under Washington law, savings banks are permitted to own government and government agency obligations, commercial paper, corporate bonds, mutual fund shares, debt and equity obligations issued by creditworthy entities, whether traded on public securities exchanges or placed privately for investment purposes. The Bank holds a portfolio of mortgage-backed securities, real estate mortgage investment conduits (REMICS), and municipal bonds. Subject to certain exceptions, the Bank is prohibited by FDIC regulations from making equity investments of a type, or in an amount, that is not permissible for national banks.

     The Chief Financial Officer of the Bank determines appropriate investments in consultation with the Investment Committee of the Board of Directors' and in accordance with the approved investment policy. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, the Bank's liquidity position, and anticipated cash needs and sources. In addition, the effect on the Bank's credit and interest rate risk, and risk-based capital is also included in the evaluation.

     At December 31, 2001, the book value of the Bank's investment securities portfolio totaled $72.6 million, while the estimated fair market value amounted to $72.9 million as compared to $123.6 million and $123.3 million, respectively, for 2000. Securities with stated maturities greater than ten years comprised 39.1% of the investment portfolio in 2001. Mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac, and Ginnie Mae totaled $71.2 million including those available-for-sale. From time to time, investment levels may be increased or decreased depending upon a number of factors. These factors include the yields on investment alternatives and upon management's judgement as to the attractiveness of the yields then available in relation to other opportunities and its expectations of the level of yield that will be available in the future. In addition, management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities is also a consideration. As a result of these factors, during the past year the Bank's investment portfolio has decreased 375%.

     MORTGAGE-BACKED SECURITIES. The Bank purchases mortgage-backed securities to: (i) generate positive interest rate spreads on large principal balances with minimal administrative expense, (ii) lower the credit risk of the Bank as a result of the guarantees provided by Freddie Mac, Fannie Mae, and Ginnie Mae,
(iii) enable the Bank to use mortgage-backed securities as collateral for financing, and (iv) invest excess funds during periods of reduced loan demand. Included in the Bank's mortgage-backed securities portfolio are Fannie Mae and Freddie Mac mortgage-backed obligations with a book value of $71.4 million and a market value totaling $71.6 million. In comparison, the related figures for 2000 totaled $73 million for both book value and market value. Also included in the Bank's mortgage-backed security portfolio are Real Estate Mortgage Investment Conduit Securities (REMICS) with a book value of $100,000 ranging in maturity from 2002 to 2022.

     Mortgage-backed securities typically represent a participation interest in a pool of single-family or multifamily mortgages. The principal and interest payments on these mortgages are passed from the mortgage originators, through intermediaries (generally US Government agencies and government-sponsored enterprises) that pool and resell the participation interests in the form of securities, to investors such as the Bank. Such US Government agencies and government-sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include Freddie Mac, Fannie Mae, and Ginnie Mae. Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that fall within a specified range and have varying maturity's. Mortgage-backed securities generally yield less than loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Bank. These types of securities also permit the Bank to optimize its regulatory capital because they have a low risk weighting.

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

     At December 31, 2001, municipal bonds included six Washington State municipal bonds that are rated AA or better.

     For further information concerning the Bank's investment portfolio, reference is made to Note 3 and 4 of the Notes to Consolidated Financial Statements in the Annual Report.

     The following table sets forth information regarding the Bank's mortgage-backed securities (including REMICs) activity for the periods indicated.

                                                  Years Ended December 31,
                                           ------------------------------------
                                             2001          2000          1999
                                           --------      --------      --------
                                                      (In Thousands)

Beginning balance .......................  $ 73,345      $ 59,595      $ 39,286

Mortgage-backed securities purchased ....    39,413        22,038        32,768

Amortization of premiums and discounts...         8           654          (989)
Principal repayments ....................   (41,532)       (8,942)      (11,470)
                                           --------      --------      --------
     Ending balance .....................  $ 71,234      $ 73,345      $ 59,595
                                           ========      ========      ========

     The following table sets forth the composition of the Bank's mortgage-backed securities portfolio at the dates indicated.

                                                         Years Ended December 31,
                                -------------------------------------------------------------------------
                                        2001                      2000                     1999
                                ---------------------     ---------------------     ---------------------
                                              Percent                   Percent                   Percent
                                 Amount      of Total      Amount      of Total      Amount      of Total
                                --------     --------     --------     --------     --------     --------
                                                          (Dollars in Thousands)

Mortgage-backed securities:
 Freddie Mac ..............     $  6,388         8.97%    $  1,958         2.67%    $  2,227         3.74%
 Fannie Mae ...............       64,746        90.89       69,347        94.55       54,992        92.27
 Ginnie Mae ...............           --           --        1,694         2.31        1,752         2.94
 REMICs ...................          100         0.14          346         0.47          624         1.05
                                --------     --------     --------     --------     --------     --------
   Total ..................     $ 71,234       100.00%    $ 73,345       100.00%    $ 59,595       100.00%
                                ========     ========     ========     ========     ========     ========

     The following table presents the carrying value of the Bank's investment securities portfolio. The market value of the Bank's investments in the table at December 31, 2001, was approximately $72.9 million.

                                                      At December 31,
                                           ------------------------------------
                                             2001          2000          1999
                                           --------      --------      --------
                                                      (In Thousands)
Investment securities:
  U.S. Government and agency obligations.. $     --      $ 46,666      $ 42,653
  Corporate and municipals................    1,113         3,644         3,159
  Mortgage-backed certificates............   71,234        73,345        59,595
  Fannie Mae Stock........................       --            35            24
                                           --------      --------      --------
Total..................................... $ 72,347      $123,690      $105,431
                                           ========      ========      ========

     The following table provides the scheduled maturities, carrying values, market values, and average yields for the Bank's investment securities at December 31, 2001.

                                             One to   One to    Five to   Five to    More      More
                            One      One      Five     Five       Ten       Ten     than Ten  than Ten
                            Year     Year     Years    Years     Years     Years     Years     Years     Total     Total
                            Book    Yield     Book     Yield     Book      Yield     Book      Yield     Book      Market    Yield
                          -------  -------   -------  -------   -------   -------   -------   -------   -------   -------   -------
                                                                    (Dollars in Thousands)

Corporate & Municipals*.. $    --       --%  $    --       --%  $    --        --%  $ 1,113      5.92%  $ 1,113   $ 1,111      5.92%
Freddie Mac Certificates.      --       --        --       --     4,914      5.50     1,466      6.87     6,380     6,396      5.81
Fannie Mae Certificates..      --       --    16,778     5.65    22,335      5.50    25,932      6.76    65,044    65,244      5.77
REMICs-Fannie Mae........      34     6.00        --       --        --        --        66      6.50       100       101      6.33
                          -------  -------   -------  -------   -------   -------   -------   -------   -------   -------   -------
Total.................... $    34     6.00%  $16,778     5.65%  $27,249      5.50%  $28,577      6.73%  $72,637   $72,852      6.02%
                          =========================================================================================================

* Municipal bond yields are not shown on a tax equivalent basis.

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS
---------------------------------------------

     GENERAL. Savings accounts and other deposits have traditionally been an important source of the Bank's funds for use in lending and for other general business purposes. Over the course of the past year deposits have declined. As a result we have increasingly relied on advances from the FHLB of Seattle. In addition to deposit accounts, the Bank derives funds from loan repayments, interest payments, loan sales, FHLB advances and other borrowings, and operations. The availability of funds from loan sales is influenced by general interest rates and other market conditions. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows vary widely and are influenced by prevailing interest rates and money market conditions. Borrowings are used on a short-term basis to compensate for reductions in deposits or deposit inflows at less than projected levels and are used on a longer-term basis to support expanded lending activities.

     DEPOSITS. First Mutual offers a number of deposit accounts, including savings accounts, NOW checking, business checking accounts, money market accounts, and time deposit accounts, ranging in maturity from 3 months to ten years. Deposit account terms vary with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate.

     JUMBO TIME DEPOSITS. The Bank offers jumbo, mini-jumbo and public funds mini-jumbo time deposits. These accounts are offered for minimum terms of 30 days and in minimum amounts of $100,000, $50,000, and $20,000.

     The following table indicates the amount of the Bank's jumbo time deposits by time remaining until maturity as of December 31, 2001. Jumbo time deposits require minimum deposits of $100,000, and rates paid on such accounts are negotiable.

                                                               Jumbo
     Maturity Period                                       Time Deposits
     ---------------                                         ---------
                                                           (In Thousands)

     Three months or less...............................     $  34,404
     Four through six months  ..........................        28,366
     Over six through twelve months.....................        30,282
     Over twelve months.................................        19,633
                                                             ---------
     Total..............................................     $ 112,685
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

                                    Balance at                       Balance at                       Balance at
                                   December 31,   % of     Increase  December 31,  % of     Increase  December 31,  % of
                                       2001     Deposits  (Decrease)    2000     Deposits  (Decrease)    1999     Deposits
                                     --------   --------   --------   --------   --------   --------   --------   --------
                                                                    (Dollars in Thousands)

NOW and Business
Checking Accounts ................   $ 28,282        6.6%  $   (801)  $ 29,083        6.4%  $  4,610   $ 24,473        6.1%
Jumbo Time Deposits ..............    112,685       26.3      7,282    119,967       26.2     23,035     96,932       24.2
Super NOW Checking Accounts ......      3,932        0.9      1,733      2,199        0.5        613      1,586        0.4
Savings Accounts .................      7,856        1.9       (494)     8,350        1.8     (2,668)    11,018        2.8
Money Market Deposit Accounts ....     76,841       17.9     11,193     65,648       14.4     (8,134)    73,782       18.4
3 Months or less Time Deposits ...      4,269        1.0      3,341        928        0.2       (320)     1,248        0.3
4-6 Month Time Deposits ..........     11,757        2.7        662     11,095        2.4      4,664      6,431        1.6
7 Month - One Year Time Deposits .    110,580       25.7      3,474    107,106       23.4     32,127     74,979       18.7
13 Month - Five Year Time Deposits     71,841       16.8    (40,386)   112,227       24.5      3,631    108,596       27.2
6-10 Year Time Deposits ..........        855        0.2        (34)       889        0.2       (240)     1,129        0.3
                                     --------   --------   --------   --------   --------   --------   --------   --------
     Total Deposits ..............   $428,898      100.0%  $(28,594)  $457,492      100.0%  $ 57,318   $400,174      100.0%
                                     ========   ========   ========   ========   ========   ========   ========   ========

IRA/Keogh Accounts ...............   $ 23,621        5.5%  $   (935)  $ 24,556        5.4%  $  2,889   $ 21,667        5.4%
                                     ========   ========   ========   ========   ========   ========   ========   ========

     The following table represents an analysis of the Bank's deposit accounts by interest rate and maturity ranges at December 31, 2001.

                                1 Year to    2 Years to
                   Less Than      Less         Less        5 Years
                   One Year    Than 2 Years Than 5 Years   or more       Total
                   ---------    ---------    ---------    ---------    ---------
                                          (In Thousands)

Less than 4.01%... $ 227,607    $  28,958    $   1,707    $      --    $ 258,272
4.01 - 5.00%......    68,984          603        6,520            4       76,111
5.01 - 6.00% .....    39,989        4,705        1,108          138       45,940
6.01 - 8.00%......    43,431          502        4,425          217       48,575
                   ---------    ---------    ---------    ---------    ---------
Total............. $ 380,011    $  34,768    $  13,760    $     359    $ 428,898
                   =========    =========    =========    =========    =========

       The following table provides the savings activity for the periods indicated.

                                            Years Ended December 31,
                                     --------------------------------------
                                        2001          2000          1999
                                     ----------    ----------    ----------
                                                 (In Thousands)

Deposits............................ $  944,371    $  919,230    $  809,150
Withdrawals.........................    995,770       884,666       838,997
                                     ----------    ----------    ----------

Net Deposits (Withdrawals)
  Before Interest Credited..........    (51,399)       34,564       (29,847)
Interest Credited...................     22,805        22,754        18,770
                                     ----------    ----------    ----------

Net Increase (Decrease) in
   Deposits......................... $  (28,594)   $   57,318    $  (11,077)
                                     ==========    ==========    ==========



     For further information concerning the Bank's deposits, reference is made to Note 9 of the Notes to Consolidated Financial Statements in the Annual Report.

     BORROWINGS. Deposits are the primary source of funds for First Mutual's lending and investment activities and for its general business purposes. The Bank does rely, however, upon advances from the FHLB to supplement its supply of lendable funds and to meet deposit and withdrawal requirements. The FHLB serves as the Bank's primary borrowing source. Advances from the FHLB are typically secured by a portion of the Bank's first mortgage loans and multifamily permanent loans. At December 31, 2001, First Mutual had advances totaling $191,104,000 from the FHLB, which mature in 2002 through 2011 at interest rates ranging from 2.19% to 7.58%.

     The Company relies on borrowings from other banks. Other advances totaled $250,000 at the end of 2001. For further information on the Company's borrowings, see Note 10 of the Notes to Consolidated Financial Statements in the Annual Report.

                                            Years Ended December 31,
                                     --------------------------------------
                                        2001          2000          1999
                                     ----------    ----------    ----------
                                                 (In Thousands)

FHLB advances.....................   $  191,104    $  133,035    $  134,237
                                     ==========    ==========    ==========
FHLB advances:
   Maximum outstanding at
     any month end................   $  191,104    $  135,979    $  134,237
   Average outstanding............      145,329       125,639        88,471
   Weighted average interest rates:
        Annual....................        5.962%        6.297%        5.288%
        End of Year...............        4.321%        6.387%        5.513%

Other advances....................   $      250    $      250    $      250


     The FHLB functions as a central reserve bank providing credit for commercial banks, savings banks, savings and loan associations and certain other member financial institutions. As a member, First Mutual is required to own capital stock in the FHLB and is authorized to apply for advances on the security of its home mortgages, multifamily collateral, and other assets such as securities which are obligations of, or guaranteed by, the United States Government, commercial real estate loans, etc., provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Limitations on the amount of advances are based on the FHLB's assessment of the institution's creditworthiness. Under its current credit policies, the FHLB has limited advances to First Mutual to 40% of its assets. At December 31, 2001, the percentage of assets represented by FHLB borrowings was 28%. See "Regulation and Supervision - Federal Home Loan Bank System" below.


                           REGULATION AND SUPERVISION
THE BANK

     GENERAL. As a state-chartered, federally-insured financial institution, the Bank is subject to extensive federal and state regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. First Mutual is regularly examined by the Federal Deposit Insurance Corporation (FDIC) and the Department of Financial Institutions of the State of Washington. The Company is supervised and regulated by the Federal Reserve Bank. The Bank files periodic reports concerning the Bank's activities and financial condition with its federal and state regulators. The Bank's relationship with depositors and borrowers also is regulated to a great extent by both federal and state law, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents.

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

     DEPOSIT INSURANCE. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC administers two separate deposit insurance funds: the Bank Insurance Fund
(BIF) and the Savings Association Insurance Fund (SAIF). The BIF is a deposit insurance fund for commercial banks and some state-chartered savings banks, such as First Mutual. The SAIF is a deposit insurance fund for most savings associations. As an insurer of the Bank's deposits, the FDIC has examination, supervisory, and enforcement authority over the Bank.

     The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution's insurance assessment varies according to the level of capital the institution holds and the degree to which it is the subject of supervisory concern. In addition, regardless of the potential risk to the insurance fund, federal law requires the ratio of reserves to insured deposits at $1.25 per $100. Both funds currently meet this reserve ratio. During 2001, the assessment rate for both SAIF and BIF deposits ranged from zero to 0.27% of covered deposits. As a well-capitalized bank, First Mutual qualified for the lowest rate on its deposits for 2001.

     In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Finance Corporation (FICO) to service FICO debt incurred in the 1980's to help fund the thrift industry cleanup. The FICO assessment rate is adjusted quarterly.

     Prior to 2000, the FICO assessment rate for BIF-insured deposits was one-fifth the rate applicable to deposits insured by the SAIF. Beginning in 2000, SAIF- and BIF-insured deposits were assessed at the same rate by FICO. As a result, BIF FICO assessments are higher than in previous periods while SAIF FICO assessments are lower. During 2001, annualized BIF FICO assessment rates (expressed in basis points) ranged from 1.84 to 1.96.

     Any insured bank, which does not operate in accordance with or conform to FDIC-regulations, policies and directives may be sanctioned for non-compliance. For example, proceedings may be instituted against any insured bank or any director, officer, or employee of such bank who engages in unsafe and unsound practices, including the violation of applicable laws and regulations. The FDIC has the authority to terminate deposit insurance pursuant to procedures established for that purpose. Management is not aware of any existing circumstances that could result in termination of the deposit insurance for the Bank.

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

     The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets. The FDIC retains the right to require a particular institution to maintain a higher capital level based on an institution's particular risk profile. Although the Bank is only required to maintain the minimum capital level, it has set a higher target range of 5.5% to 7.0% for asset and liability management purposes. First Mutual Bank calculated its leverage ratio to be 7.9% as of December 31, 2001.

     FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight -- 0%, 20%, 50% or 100% -- based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. First Mutual Bank has calculated its total risk-based ratio to be 11.5% as of December 31, 2001, and its Tier 1 risk-based capital ratio to be 10.2%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect a bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks.

     Federal statutes establish a supervisory framework based on five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution's category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure, and certain other factors. The federal banking agencies have adopted regulations that implement this statutory framework. Under these regulations, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to adjusted total assets is 5% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8%, a Tier 1 risk-based capital ratio of not less than 4%, and a leverage ratio of not less than 4%. Any institution which is neither, well capitalized nor adequately capitalized will be considered undercapitalized.

     Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls, and restrictions which become more extensive as an institution becomes more severely undercapitalized. Failure by the Bank to comply with applicable capital requirements would, if unremedied, result in restrictions on its activities and lead to enforcement actions including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels. Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.

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

     The FDIC has outlined, in general, the requirements for compliance with FDICIA, but does not provide specific guidance on the internal control structure, documentation, or procedures to test the Bank's effectiveness. It is up to each bank to establish, document, and design procedures to evaluate and test the internal control structure over financial reporting and compliance with designated laws and regulations that minimally include loans to insiders and dividend restrictions.

     The Bank has identified and documented existing controls with consideration given to the Bank's control environment, risk assessment, control activities, information and communication systems, and monitoring activities to ensure compliance with the regulatory requirements. These systems and controls are reviewed on a yearly basis to comply with the FDICIA requirements.

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

     FEDERAL HOME LOAN BANK SYSTEM. The FHLB of Seattle serves as a reserve or central bank for the member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBs. It makes loans (I.E., advances) to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLB of Seattle. As a member, the Bank is required to purchase and hold stock in the FHLB of Seattle in an amount equal to the greater of 1% of their aggregate unpaid home loan balances at the beginning of the year or an amount equal to 5% of FHLB advances outstanding. As of December 31, 2001, First Mutual held stock in the FHLB of Seattle in the amount of $9.8 million. See "Business -- Deposit Activities and Other Sources of Funds -- Borrowings."

     FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires (under "Regulation D") that all depository institutions, including savings banks, maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a savings bank. Under Regulation D, First Mutual must maintain reserves against net transaction accounts in the amount of 3% on amounts of $44.3 million or less, plus 10% on amounts in excess of $44.3 million. The Bank may designate and exempt $5.0 million of certain reservable liabilities from these reserve requirements. These amounts and percentages are subject to adjustment by the Federal Reserve Board. The reserve requirement on non-personal time deposits with original maturity's of less than 1.5 years is 0%. As of December 31, 2001, the Bank's deposit with the Federal Reserve Bank and vault cash exceeded the Bank's reserve requirements.

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

     NEW LEGISLATION. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999, was enacted for the purpose of modernizing the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers. Generally, the Act:

     o repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies, and other financial service providers;

     o provides a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;

     o broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

     o provides an enhanced framework for protecting the privacy of consumer information;

     o adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the FHLB system;

     o modifies the laws governing the implementation of the Community Reinvestment Act; and

     o addresses a variety of other legal and regulatory issues affecting day-to-day operations and long-term activities of financial institutions.

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

     INTERSTATE BANKING. The Federal Reserve must approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve may not approve the acquisition of a bank that has not been in existence for the minimum time period, not exceeding five years, specified by the statutory law of the host state. Nor may the Federal Reserve approve an application if the applicant, and its depository institution affiliates, controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. Federal law does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% statewide concentration limit contained in the federal law.

     The Federal banking agencies are authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks adopted a law prior to June 1, 1997, which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above.

     DIVIDENDS. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company's capital needs, asset quality, and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve, the Federal Reserve may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized" under the prompt corrective action regulations.

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

     In October 1999, the Company announced a stock repurchase program for up to 225,000 shares, or approximately 5%, of the Company's outstanding common stock. Shares may be purchased from time to time depending upon market conditions, price and other management considerations. In 2000, the Company had repurchased 10,000 shares. The Company did not repurchased any shares in 2001 or 2002.

     CAPITAL REQUIREMENTS. The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for the Bank. The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $150 million or more in total consolidated assets.

     The Company's total risk-based capital must equal 8% of risk-weighted assets and one half of the 8%, or 4%, must consist of Tier 1 (core) capital. As of December 31, 2001, the Company's total risk-based capital was 11.5% of risk-weighted assets and its risk-based capital of Tier 1 (core) capital was 10.3% of risk-weighted assets.


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

     The provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all financial institutions for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Bank has previously recorded a deferred tax liability equal to the bad debt recapture and as such the rules will have no effect on the net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Bank's bad debt deduction is based on net charge-offs during the taxable year.

     MINIMUM TAX. In addition to regular corporate income tax, the Bank is subject to an alternative minimum tax which generally is equal to 20% of alternative minimum taxable income (AMT). AMT income is taxable income, increased by tax preference items and adjusted for certain regular tax items.

     First Mutual's federal income tax returns have been audited through 1991.

STATE TAXATION

     The Bank is subject to a business and occupation tax, which is imposed under Washington law at the rate of 1.5% of gross receipts. However, interest received on loans secured by first lien mortgages or deeds of trust on residential properties is not subject to such tax.

     Reference is made to Note 11, of the Notes to Consolidated Financial Statements in the Annual Report for additional information regarding income taxes payable by the Bank.

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

     The Bank competes for deposits principally by offering depositors a wide variety of savings and checking programs, convenient branch locations, pre-authorized payment and withdrawal systems, on-line banking services, tax deferred retirement programs, and other miscellaneous services.

     The Bank's competition for real estate and other loans comes principally from mortgage banking companies, savings banks, savings and loan associations, commercial banks, insurance companies and other institutional lenders. The Bank competes for loan originations primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers, real estate brokers and builders. The competition for loans encountered by the Bank, as well as the types of institutions with which the Bank competes, varies from time to time depending upon certain factors. Conditions which affect competition, include among others, the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, volatility in the mortgage markets, and other factors which are not readily predictable.

EMPLOYEES

     At December 31, 2001, First Mutual employed 145 full-time and 8 part-time employees. First Mutual employees are not represented by any collective bargaining agreement. Management considers its relations with its employees to be good.

ITEM 2. PROPERTIES

     The following table provides the location of the Bank's offices, as well as certain information relating to these offices.

                                                            Book                                      Lease
                                                           Value                               -------------------
                                               Total       As of                                          Date of
                                              Cost of     December     Square      Owned/       Initial    Termi-        Renewal
                            Year Opened       Assets      31, 2001      Feet       Leased       Lease      nation         Terms
                            ------------      -------      ------      ------      ------      --------   --------      ---------
Branch Locations:                                               (Dollars in Thousands)
----------------
Bellevue Office &           October 1985      $ 1,784      $  519      22,661      Leased      June 15,   May 31,       One five-
  Administrative Offices                                                                       1985       2007          year option
  400 108th Avenue NE
  Bellevue, WA 98004
  (Originally opened 1952)

Issaquah Office             December 1977         797         350       2,860      Owned          --         --             --
  855 Rainier Blvd. N.
  Issaquah, WA  98027
  (Originally opened
   November 1965)

Monroe Office                April 1993         1,554       1,075       5,415      Owned          --         --             --
  19265 State Route 2
  Monroe, WA 98272
  (Originally opened April 1968)

Crossroads Office          September 1969         432         136       2,972      Owned          --         --             --
  15635 N.E. 8th Street
  Bellevue, WA  98008

Redmond Office              December 1977       1,313         526       6,474      Owned          --         --             --
  16900 Redmond Way
  Redmond, WA  98052

Ballard Office                June 1994           186          10       1,700      Leased      March 25,  June 1,       One three-
  2038 N.W. Market St.                                                                         1994       2001          year option
  Seattle, WA  98107

West Seattle Office           July 1996           316          16       2,200      Leased      March 1,   February      One five-
  4520 California Ave., S.W.                                                                   1996       28, 2006      year option
  Seattle, WA 98116

Bellevue West Office          July 1997         2,734       2,336       9,190      Owned          --         --             --
  10001 NE 8th Street
  Bellevue, WA 98004

Bellingham Branch and        March 1998           169          45       1,700      Leased      February   February      Three five-
Loan Office                                                                                    14, 1998   14, 2003      year options
  1100 Harris Street
  Bellingham, WA 98225

Kirkland Office            September 2000         574         458       3,800      Leased      September  September     Two five-
  278 Central Way                                                                              16, 1999   16, 2009      year options
  Kirkland, WA 98033
                                         (table continued on following page)

                                                            Book                                      Lease
                                                           Value                             -------------------
                                               Total       As of                                        Date of
                                              Cost of     December     Square      Owned/     Initial    Termi-        Renewal
                            Year Opened       Assets      31, 2001      Feet       Leased     Lease      nation         Terms
                            ------------      -------      ------      ------      ------    --------   --------      ---------
Branch Locations Cont:                                           (Dollars in Thousands)
----------------------
Juanita Office               August 2001        1,730       1,646       4,118      Owned        --          --            --
  13633 100th Ave. NE
  Kirkland, WA 98034

Loan Production Office:
-----------------------
Tacoma Loan Office          January 1999           20           8         500      Leased   January 1,  December 31,  Month to month
  2323 N 31st St., Suite 200                                                                1999        2001          after initial
  Tacoma, WA 98403                                                                                                    term
  (Originally opened October 1996)

     A branch site has also been acquired to replace the existing Ballard Branch with an anticipated opening during third quarter 2002. Additionally, a site has been acquired in Woodinville for construction of a branch site expected to begin operations during the fourth quarter of 2002. Negotiations are currently taking place for one other de novo branch site, located on the east side of Lake Washington, which is the Bank's primary focus for enlarging the branch franchise. Consistent with this strategy, the Bank has announced the closure of the Bellingham Branch. The Bellingham location, 88 miles from Bellevue, proved difficult to support, as it required additional advertising buys to reach that marketplace.

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

ITEM 3. LEGAL PROCEEDINGS
-------------------------
     At December 31, 2001, we were not engaged in any legal proceedings, which in the opinion of management, after consultation with our counsel, that would be material to our financial condition either individually or in the aggregate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------
     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

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

Quarter Ending  Fiscal 2001  Fiscal 2000  Fiscal 1999  Fiscal 1998  Fiscal 1997
--------------  -----------  -----------  -----------  -----------  -----------

Fiscal year       $0.220       $0.200       $0.200       $0.600       $0.501

March 31           0.050        0.050        0.050        0.450        0.029
June 30            0.050        0.050        0.050        0.050        0.034
September 30       0.050        0.050        0.050        0.050        0.034
December 31        0.070        0.050        0.050        0.050        0.404


ITEM 6. SELECTED FINANCIAL DATA
-------------------------------
     The information contained in the section captioned "Selected Financial Data" in the Annual Report is incorporated herein by reference.

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

     At December 31, 2001, the Bank's portfolio of loans consisted of 88% adjustable-rate and 12% fixed-rate loans. The Bank has employed various measures designed to make yields on its loan portfolio and investments interest-rate sensitive. They have included: (i) adoption of a policy under which the Bank generally originates and sells long-term, fixed-rate mortgage loans which have been written to specifications promulgated by the Federal Home Loan Mortgage Corporation ("Freddie Mac") and Federal National Mortgage Association ("Fannie Mae") and qualify for sale in the secondary market, (ii) emphasis on origination of adjustable-rate mortgage loans on residential and commercial properties,
(iii) origination of construction loans secured by residential and commercial properties, at interest rates subject to periodic adjustment based upon the prevailing market rates, (iv) origination of business loans at interest rates subject to periodic adjustment based on prevailing market rates, and (v) origination of direct and indirect consumer loans at interest rates subject to periodic adjustment based upon the prevailing rates. See "Lending Activities" and "Interest Rate Risk Management."

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

                                              At December 31,                         Years Ended December 31,
                                            -------------------   ------------------------------------------------------------------
                                                    2001                        2001                              2000
                                            -------------------   -------------------------------   -------------------------------
                                                        Average                           Average                           Average
                                                        Yield/     Average                Yield/     Average                Yield/
                                             Balance     Cost      Balance    Interest     Cost      Balance     Interest    Cost
                                            ---------   -------   ---------   ---------   -------   ---------   ---------   -------
                                                                                       (Dollars in Thousands)
Interest-earning assets:
  Loans receivable..........................$ 567,554      9.17%  $ 535,229   $  46,453      8.68%  $ 474,144   $  43,682      9.21%
  Mortgage-backed securities................   71,234      5.78      62,369       3,818      6.12      65,503       4,232      6.46
  Corporate and municipal bonds.............    1,113      5.91       2,796         161      5.76       3,485         193      5.54
  Short-term investments....................    5,761      1.52       8,261         259      3.14       1,931          71      3.68
  U.S. securities...........................       --      0.00      21,501       1,480      6.88      47,660       2,768      5.81
  Other equity investments..................    9,759      7.00       8,252         558      6.76       7,484         483      6.45
                                            ---------             ---------   ---------             ---------   ---------
    Total interest-earning assets...........  655,421      8.69     638,407      52,729      8.26     600,207      51,429      8.57

Non-interest earning assets................    22,927        --      22,383          --        --      11,967          --        --
                                            ---------             ---------                         ---------
Total assets............................... $ 678,348        --   $ 660,790          --        --   $ 612,174          --        --
                                            =========             =========                         =========
Interest-bearing liabilities:
  Deposits..................................$ 428,669      3.50     334,483      22,708      6.79   $ 433,601      22,987      5.30
  FHLB advances and other borrowed money....  191,354      4.32     149,500       8,694      5.82     127,239       7,932      6.23
                                            ---------             ---------   ---------             ---------   ---------
Total interest-bearing liabilities.........   620,023      3.75     483,983      31,402      6.49     560,840      30,919      5.51

Non-interest-bearing liabilities - deposits
  and other...............................      6,354               127,863          --        --       8,707          --        --
                                            ---------             ---------                         ---------
    Total liabilities.......................  626,377               611,846          --        --     569,547          --        --
Shareholders' equity.......................    51,971                48,944          --        --      42,627          --        --
                                            ---------             ---------                         ---------
Total liabilities and shareholders' equity..$ 678,348             $ 660,790          --        --   $ 612,174          --        --
                                            =========             =========                         =========
Net interest income.........................                                  $  21,327                         $  20,510
                                                                              =========                         =========
Ratio of average interest-earning assets
  to average interest-bearing liabilities...                          1.19x                             1.07x
Interest rate spread........................                                                 1.77%                             3.06%
Net yield (net interest income as a percentage
  of average interest-earning assets).......                                       3.34%                             3.42%
Amortized loan fees included in loan
  receivable interest income................                                  $     981                         $   1,165





                                                Years Ended December 31,
                                            -------------------------------
                                                          1999
                                            -------------------------------
                                                                    Average
                                             Average                Yield/
                                             Balance     Interest    Cost
                                            ---------   ---------   -------
                                                (Dollars in Thousands)

Interest-earning assets:
  Loans receivable..........................$ 411,406   $  35,481      8.62%
  Mortgage-backed securities................   60,609       3,678      6.07
  Corporate and municipal bonds.............    3,165         173      5.47
  Short-term investments....................      860          37      4.30
  U.S. securities...........................   42,231       2,564      6.10
  Other equity investments..................    5,339         385      7.21
                                            ---------   ---------
    Total interest-earning assets...........  523,610      42,318      8.08

Non-interest earning assets................    11,563          --        --
                                            ---------
Total assets............................... $ 535,173          --        --
                                            =========

Interest-bearing liabilities:
  Deposits..................................$ 393,372      18,601      4.73
  FHLB advances and other borrowed money....   94,202       4,692      4.98
                                            ---------   ---------
Total interest-bearing liabilities.........   487,574      23,293      4.78

Non-interest-bearing liabilities - deposits
  and other...............................     10,599          --        --
                                            ---------
    Total liabilities.......................  498,173          --        --
Shareholders' equity.......................    37,000          --        --
                                            ---------
Total liabilities and shareholders' equity..$ 535,173          --        --
                                            =========

Net interest income.........................            $  19,025
                                                        =========
Ratio of average interest-earning assets
  to average interest-bearing liabilities...    1.08x
Interest rate spread........................                           3.30%
Net yield (net interest income as a percentage
  of average interest-earning assets).......                3.63%

Amortized loan fees included in loan
  receivable interest income................            $   1,083

RATE VOLUME ANALYSIS
--------------------
     The "Rate Volume Analysis" table is contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report, which is incorporated herein by reference.

KEY OPERATING RATIOS
--------------------
     The following table provides certain performance ratios of the Bank for the periods indicated.

                                                                     Years Ended December 31,
                                                      ------------------------------------------------------
                                                       2001        2000        1999        1998        1997
                                                      ------      ------      ------      ------      ------
Return on average assets (net income divided
   by average total assets)........................     1.05%       1.08%       1.12%       1.11%       1.05%

Return on average equity (net income divided
   by average equity)..............................    14.14       15.48       16.22       15.95       15.57

Average equity to average assets ratio (average
   equity divided by average total assets).........     7.41        6.96        6.91        6.99        6.73

Dividend payout ratio..............................    14.94%      14.18%      15.30%      49.00%      45.80%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
     OF OPERATIONS
     -------------
     The information contained under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------
     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk Sensitive Instruments" in the Annual Report is incorporated herein by reference.

     The following table sets forth certain information regarding carrying values and percentage of total carrying values of the Company's consolidated portfolio of securities classified as available-for-sale and held-to-maturity (in thousands).

                                                    ---------------------------------------------------
                                                                      At December 31
                                                    ---------------------------------------------------
                                                             2001                        2000
                                                    -----------------------     -----------------------
                                                    Carrying       Percent      Carrying       Percent
AVAILABLE-FOR-SALE:                                   Value        of Total       Value        of Total
-------------------                                 -----------------------     -----------------------
US Government Treasury and agency obligations       $     --            0%      $     --            0%
Municipal Bonds                                           --            0%            --            0%
Corporate Bonds                                           --            0%            --            0%
Mortgage backed securities:
     Ginnie Mae                                           --            0%         1,694            4%
     Freddie Mac                                       5,284           11%           430            1%
     Fannie Mae (includes FNMA stock)                 40,677           89%        36,524           95%
                                                    -----------------------     -----------------------
Total mortgage-backed securities                      45,961          100%        38,648          100%
CMO's                                                     --            0%            --            0%
                                                    -----------------------     -----------------------
===========================================================================     =======================
TOTAL SECURITIES AVAILABLE-FOR-SALE                 $ 45,961          100%      $ 38,648          100%
===========================================================================     =======================



                                                    ---------------------------------------------------
                                                                      At December 31
                                                    ---------------------------------------------------
                                                             2001                        2000
                                                    -----------------------     -----------------------
                                                    Carrying       Percent      Carrying       Percent
HELD-TO-MATURITY:                                     Value        of Total       Value        of Total
-----------------                                   -----------------------     -----------------------
US Government Treasury and agency obligations       $     --            0%      $ 46,666           55%
Municipal Bonds                                        1,113            5%         1,121            1%
Corporate Bonds                                           --            0%         2,523            3%
Mortgage backed securities:
     Ginnie Mae                                           --            0%            --            0%
     Freddie Mac                                       1,104            4%         1,528            2%
     Fannie Mae                                       24,069           91%        32,858           39%
                                                    -----------------------     -----------------------
Total mortgage-backed securities                      25,173           95%        34,386           41%
CMO's                                                    100            0%           346            0%
                                                    -----------------------     -----------------------
===========================================================================     =======================
TOTAL SECURITIES HELD-TO-MATURITY                   $ 26,386          100%      $ 85,042          100%
===========================================================================     =======================
============================================================                    ========
ESTIMATED MARKET VALUE                              $ 26,891                    $ 84,632
============================================================                    ========

     The following table shows the maturity or period to repricing of the Company's consolidated portfolio of securities available-for-sale and held-to-maturity (dollars in thousands):

                                                       ---------------------------------------------------------
                                                                  Available-for-sale at December 31, 2001
                                                       ---------------------------------------------------------
                                                           One Year           Over One to        Over Three to
                                                            or Less           Three Years          Five Years
                                                       ---------------------------------------------------------
                                                                Weighted            Weighted            Weighted
                                                      Carrying   Average  Carrying   Average  Carrying   Average
AVAILABLE-FOR-SALE:                                    Value     Yield     Value     Yield     Value     Yield
-------------------                                   ---------------------------------------------------------
US Government Treasury and agency obligations          $    --     0.00%   $    --     0.00%   $    --     0.00%
Municipal Bonds                                             --     0.00%        --     0.00%        --     0.00%
Corporate Bonds                                             --     0.00%        --     0.00%        --     0.00%
Mortgage backed securities:
     Ginnie Mae                                             --     0.00%        --     0.00%        --     0.00%
     Freddie Mac                                           376     6.46%        --     0.00%        --     0.00%
     Fannie Mae                                            792     7.30%        --     0.00%        --     0.00%
                                                       -------   -------   -------   -------   -------   -------
Total mortgage-backed securities                         1,168     6.77%        --     0.00%        --     0.00%
CMO's                                                       --     0.00%        --     0.00%        --     0.00%
Other - Stock                                               --     0.00%        --     0.00%        --     0.00%
================================================================================================================
Total securities available-for-sale -- Carrying Value  $ 1,168     7.03%   $    --     0.00%   $    --     0.00%
================================================================================================================
================================================================================================================
Total securities available-for-sale -- Amortized Cost  $ 1,125     7.03%   $    --     0.00%   $    --     0.00%
================================================================================================================


                                                       -----------------------------------------------------------------------------
                                                                          Available-for-sale at December 31, 2001
                                                       -----------------------------------------------------------------------------
                                                         Over Five to         Over Ten to
                                                           Ten Years          Twenty Years     Over Twenty Years       Total
                                                       -----------------------------------------------------------------------------
                                                                Weighted            Weighted            Weighted            Weighted
                                                      Carrying   Average  Carrying   Average  Carrying   Average  Carrying   Average
AVAILABLE-FOR-SALE:                                     Value     Yield     Value     Yield     Value     Yield     Value     Yield
-------------------                                    -----------------------------------------------------------------------------
US Government Treasury and agency obligations          $    --     0.00%   $    --     0.00%   $    --     0.00%   $    --     0.00%
Municipal Bonds                                             --     0.00%        --     0.00%        --     0.00%        --     0.00%
Corporate Bonds                                             --     0.00%        --     0.00%        --     0.00%        --     0.00%
Mortgage backed securities:
     Ginnie Mae                                             --     0.00%        --     0.00%        --     0.00%        --     0.00%
     Freddie Mac                                         4,908     5.50%        --     0.00%        --     0.00%     5,284     5.57%
     Fannie Mae                                         19,259     5.50%    12,098     5.67%     8,528     6.07%    40,677     5.70%
                                                       -------   -------   -------   -------   -------   -------   -------   -------
Total mortgage-backed securities                        24,167     5.50%    12,098     5.67%     8,528     6.07%    45,961     5.68%
CMO's                                                       --     0.00%        --     0.00%        --     0.00%        --     0.00%
Other - Stock                                               --     0.00%        --     0.00%        --     0.00%        --     0.00%
====================================================================================================================================
Total securities available-for-sale -- Carrying Value  $24,167     5.50%   $12,098     5.67%   $ 8,528     6.07%   $45,961     5.69%
====================================================================================================================================
====================================================================================================================================
Total securities available-for-sale -- Amortized Cost  $24,211     5.50%   $12,340     5.56%   $ 8,575     6.03%   $46,251     5.65%
====================================================================================================================================

                                                       ---------------------------------------------------------
                                                                 Held-to-Maturity at December 31, 2001
                                                       ---------------------------------------------------------
                                                           One Year           Over One to        Over Three to
                                                            or Less           Three Years          Five Years
                                                       ---------------------------------------------------------
                                                                Weighted            Weighted            Weighted
                                                      Carrying   Average  Carrying   Average  Carrying   Average
HELD-TO-MATURITY:                                       Value     Yield     Value     Yield     Value     Yield
-----------------                                      ---------------------------------------------------------
US Government Treasury and agency obligations          $    --     0.00%   $    --     0.00%   $    --     0.00%
Municipal Bonds                                             --     0.00%        --     0.00%        --     0.00%
Corporate Bonds                                             --     0.00%        --     0.00%        --     0.00%
Mortgage backed securities:
     Ginnie Mae                                             --     0.00%        --     0.00%        --     0.00%
     Freddie Mac                                         1,104     7.00%        --     0.00%        --     0.00%
     Fannie Mae                                          3,841     7.48%       644     5.67%    16,134     5.65%
                                                       -------   -------   -------   -------   -------   -------
Total mortgage-backed securities                         4,945     7.37%       644     5.67%    16,134     5.65%
CMO's                                                       34     6.00%        --     0.00%        --     0.00%
Other - Stock                                               --     0.00%        --     0.00%        --     0.00%
================================================================================================================
Total securities held-to-maturity -- Carrying Value    $ 4,979     7.37%   $   644     5.67%   $16,134     5.65%
================================================================================================================
================================================================================================================
Total securities held-to-maturity -- Fair Market Value $ 5,143     7.37%   $   656     5.67%   $16,413     5.65%
================================================================================================================



                                                       -----------------------------------------------------------------------------
                                                                           Held-to-Maturity at December 31, 2001
                                                       -----------------------------------------------------------------------------
                                                         Over Five to         Over Ten to
                                                           Ten Years          Twenty Years     Over Twenty Years        Total
                                                       -----------------------------------------------------------------------------
                                                                Weighted            Weighted            Weighted            Weighted
                                                      Carrying   Average  Carrying   Average  Carrying   Average  Carrying   Average
HELD-TO-MATURITY:                                       Value     Yield     Value     Yield     Value     Yield     Value     Yield
-----------------                                      -----------------------------------------------------------------------------
US Government Treasury and agency obligations          $    --     0.00%   $    --     0.00%   $    --     0.00%   $    --     0.00%
Municipal Bonds                                             --     0.00%       220     5.38%       893     6.05%     1,113     5.92%
Corporate Bonds                                             --     0.00%        --     0.00%        --     0.00%        --     0.00%
Mortgage backed securities:
     Ginnie Mae                                             --     0.00%        --     0.00%        --     0.00%        --     0.00%
     Freddie Mac                                            --     0.00%        --     0.00%        --     0.00%     1,104     7.00%
     Fannie Mae                                          3,038     5.50%        --     0.00%       412     7.50%    24,069     5.96%
                                                       -------   -------   -------   -------   -------   -------   -------   -------
Total mortgage-backed securities                         3,038     5.50%        --     0.00%       412     7.50%    25,173     6.00%
CMO's                                                       --     0.00%        --     0.00%        66     6.50%       100     6.33%
Other - Stock                                               --     0.00%        --     0.00%        --     0.00%        --     0.00%
====================================================================================================================================
Total securities held-to-maturity -- Carrying Value    $ 3,038     5.50%   $   220     5.38%   $ 1,371     6.50%    26,386     6.00%
====================================================================================================================================
====================================================================================================================================
Total securities held-to-maturity -- Fair Market Value $ 3,079     5.50%   $   218     5.38%   $ 1,382     6.51%    26,891     6.00%
====================================================================================================================================

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------
     The financial statements contained in the Annual Report, which are listed under Item 14 herein, are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
     FINANCIAL DISCLOSURE
     --------------------
     The information contained in the section "Change of Accountants" in the Annual Report is incorporated herein by reference.

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

     The following table sets forth certain information with respect to the executive officers of the Company and the Bank.

                     Age at                              Position
                     December    ----------------------------------------------------------------
Name                 31, 2001    Company                           Bank
----                 --------    -------                           ----
John R. Valaas          57       President and Chief Executive     President and Chief Executive Officer
                                 Officer

Roger A. Mandery        59       Executive Vice President and      Executive Vice President - Chief Financial
                                 Treasurer                         Officer, Treasurer and Assistant Secretary

Richard J. Collette     54       Executive Vice President          Executive Vice President, Commercial
                                                                   Banking Group Manager

James R. Boudreau       54       Executive Vice President          Executive Vice President - Chief Credit
                                                                   Officer

Kari Stenslie           37       Vice President - Controller       Vice President - Controller

Robin R. Carey          44                                         Senior Vice President - Operations and
                                                                   Administration

Scott Harlan            40                                         Senior Vice President - Residential and
                                                                   Consumer Lending Operations

     The following is a description of the principal occupation and employment of the executive officers of the Bank during at least the past five years:

     JOHN R. VALAAS is the President and Chief Executive Officer for First Mutual Bank and First Mutual Bancshares, Inc. Prior to his appointment as President of the Bank, Mr. Valaas was Senior Vice President and manager of the Commercial Financial Services Division at Seafirst Bank where he was employed from 1983 to 1992. Mr. Valaas has over 30 years of experience in commercial banking.

     RICHARD J. COLLETTE is First Mutual's Executive Vice President and Manager of it's Commercial Banking Group and First Mutual Bancshares, Inc. Executive Vice President. His responsibilities include overseeing commercial real estate lending and business banking. Prior to joining the Bank in December of 2001, he was the Northwest Region's Senior Credit Risk Management Executive for Bank of America where he was employed from 1973 to 2001. Mr. Collette has over 28 years of experience in commercial banking.

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

     KARI STENSLIE, CPA, CMA, is the Vice President and Controller for First Mutual Bank and First Mutual Bancshares, Inc. and has been employed by the Bank since 1988. She is responsible for the Bank's accounting systems, financial reporting, tax accounting functions, and financial analysis.

     ROBIN R. CAREY is First Mutual's Senior Vice President of Operations and Administration and has been employed by the Bank since 1979. She is responsible for overseeing central banking operations, facilities, loan servicing, and human resources.

     SCOTT HARLAN is the Bank's Senior Vice President of Residential and Consumer Lending and has been employed by the Bank since 1985. He is responsible for the home equity, consumer, residential lending, secondary marketing, and the information systems departments.


ITEM 11. EXECUTIVE COMPENSATION
-------------------------------
     The information required by this item is incorporated by reference to the section captioned - "Proposal I - Executive Compensation" in the Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------
     The information required by this item is incorporated herein by reference to the sections captioned "Proposal I - Election of Directors" and "Principal Holders of Voting Securities and Management" in the Company's definitive proxy statement for the Company's 2002 Annual Meeting of Shareholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------
     The information required by this item is incorporated by reference to the section captioned - "Proposal I - Board of Directors Committees and Reports; Certain Relationships and Director and Executive Compensation" in the Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------
(a) (1)     Consolidated Financial Statements (*)
            ---------------------------------
            Independent Auditors' Report
            Consolidated Statements of Financial Condition at December 31, 2001
              and 2000
            Consolidated Statements of Income for the three years ended
              December 31, 2001
            Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2001
            Consolidated Statements of Cash Flows for the three years ended
              December 31, 2001
            Notes to Consolidated Financial Statements

    (2) All required financial statement schedules are included in the Notes to Consolidated Financial Statements.

(b)  NONE.

(c)  Exhibits

    (3)     a.  Articles of Incorporation (a)
            b.  Bylaws (a)

    (11) Statement regarding computation of per share earnings. Reference is made to the Company's Consolidated Statements of Income attached hereto as part of Exhibit 13, which are incorporated herein by reference.

    (13)    2001 Annual Report to Shareholders.

    (16) A Form 8-K was filed on September 21, 2000 in connection with the change in independent auditors. (b)

    (21)    Subsidiaries.

    (23.1)  Consent of Moss Adams LLP, Independent Auditors.

    (23.2)  Consent of Deloitte & Touche LLP, Independent Auditors.

    (23.3)  Deloitte & Touche LLP, Independent Auditors Report.

(*) Incorporated by reference from 2001 Annual Report to Shareholders attached hereto as Exhibit 13.

(a) Incorporated by reference to the Report on Form 8-K filed with the SEC on November 10, 1999.

(b) Incorporated by reference to the Report on Form 8-K filed with the SEC on September 21, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FIRST MUTUAL BANCSHARES, INC.

DATE:  March 27, 2002                        BY:  /s/ John R. Valaas
                                                  -----------------------------
                                                  John R. Valaas, President and
                                                  Chief Executive Officer and
                                                  Duly Authorized Representative

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Roger A. Mandery                     By:  /s/ Victor E. Parker
    ----------------------------                  ----------------------------
    Roger A. Mandery                              Victor E. Parker
    Principal Financial Officer                   Director

Date:  March 27, 2002                        Date:  March 27, 2002


By: /s/ Kari A. Stenslie                     By:  /s/ George W. Rowley, Jr.
    ----------------------------                  ----------------------------
    Kari A. Stenslie                              George W. Rowley, Jr.
    Principal Accounting Officer                  Director

Date:  March 27, 2002                        Date: March 27, 2002


By: /s/ F. Kemper Freeman, Jr.               By:  /s/ Richard S. Sprague
    ----------------------------                  ----------------------------
    F. Kemper Freeman, Jr.                        Richard S. Sprague
    Chairman of the Board                         Director

Date:  March 27, 2002                        Date:  March 27, 2002


By: /s/ James J. Doud, Jr.                   By:  /s/ John R. Valaas
    ----------------------------                  ----------------------------
    James J. Doud, Jr.                            John R. Valaas
    Director                                      Director

Date:  March 27, 2002                        Date:  March 27, 2002


By: /s/ Mary Case Dunnam                     By:  /s/ Robert C. Wallace
    ----------------------------                  ----------------------------
    Mary Case Dunnam                              Robert C. Wallace
    Director                                      Director

Date:  March 27 , 2002                       Date:  March 27, 2002

By: /s/ Janine Florence
    ----------------------------
    Janine Florence
    Director

Date:  March 27, 2002
                                       41