Form 10-Q
period 2002-03-31
FIRST MUTUAL BANCSHARES INC
filed 2002-05-13
CIK 1098337

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended...........March 31, 2002

                                     OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from __________ to ___________

                        Commission File Number 005-57091



                          FIRST MUTUAL BANCSHARES, INC.
                  --------------------------------------------
                  (Exact name of bank as specified in charter)


      WASHINGTON                                        91-2005970
      ----------                                        ----------
(State of incorporation)                 (I.R.S. Employer Identification Number)



                    400 108th Avenue N.E., Bellevue, WA 98004
               ---------------------------------------------------
               (Address of principal executive offices) (Zip code)


       Registrant's telephone number, including area code:  (425) 453-5301
                                                            --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has (2) has been subject to such filing
requirements for the past 90 days.    Yes  X     No
                                         -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   May 13, 2002       5,204,062
                                                   ------------       ---------
================================================================================

                          FIRST MUTUAL BANCSHARES, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART I: FINANCIAL INFORMATION.............................................. 13
          Forward-Looking Statements Disclaimer............................ 13
  Item 1. Financial Statements.............................................  2
  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................ 14
              General...................................................... 14
              Results of Operations........................................ 14
                 Net Income................................................ 14
                 Net Interest Income....................................... 14
                 Other Operating Income.................................... 15
                 Operating Expenses........................................ 17
              Financial Condition.......................................... 18
              Asset Quality................................................ 19
              Portfolio Information........................................ 19
              Deposit Information.......................................... 20
          Business Segments................................................ 20
              Consumer Lending............................................. 21
              Commercial Lending........................................... 22
              Investment Securities........................................ 22
          Liquidity and Capital Reserves................................... 23
          Branch Closures and Expansion.................................... 24
  Item 3. Quantitative and Qualitative Disclosures About Market Risk....... 24
PART II: OTHER INFORMATION................................................. 27
  Item 1. Legal Proceedings................................................ 27
  Item 2. Changes in Securities and Use of Proceeds........................ 27
  Item 3. Defaults Upon Senior Securities.................................. 27
  Item 4. Submission of Matters to a Vote of Security-Holders.............. 27
  Item 5. Other Information................................................ 27
  Item 6. Exhibits and Reports on Form 8-K................................. 28
SIGNATURES................................................................. 28

Item 1.  Financial Statements


                          FIRST MUTUAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION




                                                   March 31,       December 31,
                                                     2002              2001
                                                 ------------      ------------
ASSETS:                                                   (Unaudited)

CASH AND CASH EQUIVALENTS:
  Interest-earning deposits                      $     84,019      $  5,761,548
  Noninterest-earning demand
    deposits and cash on hand                       6,397,441         8,853,755
                                                 ------------      ------------
                                                    6,481,460        14,615,303

MORTGAGE-BACKED AND OTHER SECURITIES
  AVAILABLE-FOR-SALE                               64,578,716        45,961,301

LOANS RECEIVABLE, HELD-FOR-SALE                     2,550,586         4,475,792

MORTGAGE-BACKED AND OTHER SECURITIES
  HELD-TO-MATURITY                                 23,666,072        26,385,652

LOANS RECEIVABLE                                  572,524,600       570,109,616
RESERVE FOR LOAN LOSSES                            (7,065,304)       (7,032,062)
                                                 ------------      ------------
LOANS RECEIVABLE, NET                             565,459,296       563,077,554

ACCRUED INTEREST RECEIVABLE                         3,556,274         3,556,110

LAND, BUILDINGS AND EQUIPMENT, NET                  9,085,107         8,831,022

FEDERAL HOME LOAN BANK (FHLB) STOCK,                9,966,600         9,759,300
  at cost
MORTGAGE SERVICING RIGHTS                              53,623            47,810

OTHER ASSETS                                        1,726,792         1,638,707
                                                 ------------      ------------

TOTAL                                            $687,124,526      $678,348,551
                                                 ============      ============

                          FIRST MUTUAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Continued)






                                                    March 31,      December 31,
                                                     2002              2001
                                                 ------------      ------------
                                                           (Unaudited)

LIABILITIES:
  Deposits:
    Investor custodial checking                  $    202,718      $    228,619
    Money market deposit and
      checking accounts                           105,457,141       108,826,655
    Regular savings                                 8,217,428         7,855,528
    Time deposits                                 330,824,244       311,986,860
                                                 ------------      ------------

               Total deposits                     444,701,531       428,897,662

  Drafts payable                                      636,504         1,015,927
  Accounts payable and other liabilities            2,870,340         3,446,997
  Advance payments by borrowers for
    taxes and insurance                             2,894,164         1,662,530
  FHLB advances                                   181,206,892       191,104,138
  Other advances                                      250,000           250,000
  Current tax liability                               999,134                --
                                                 ------------      ------------

               Total liabilities                  633,558,565       626,377,254


STOCKHOLDERS' EQUITY:
  Common stock, $1 par value-
    Authorized, 10,000,000 shares
    Issued and outstanding, 5,204,062
      and 4,725,966 shares, respectively            5,204,062         4,725,966
  Additional paid-in capital                       37,460,445        31,411,296
  Retained earnings                                11,160,424        16,025,853
  Accumulated other comprehensive income:
    Unrealized income/(loss) on securities
    available-for-sale, net of federal income tax    (258,970)         (191,818)
                                                 ------------      ------------

               Total stockholders' equity          53,565,961        51,971,297
                                                 ------------      ------------

TOTAL                                            $687,124,526      $678,348,551
                                                 ============      ============

                          FIRST MUTUAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME




                                                    Quarters ended March 31,
                                                 ------------------------------
                                                     2002              2001
                                                 ------------      ------------
                                                           (Unaudited)

INTEREST INCOME:
    Loans Receivable                             $ 10,798,506      $ 11,589,590
    Interest on AFS Securities                        774,208           581,152
    Interest on HTM Securities                        365,013         1,285,021
    Interest Other                                    148,458           153,625
                                                 ------------      ------------

                                                   12,086,185        13,609,388

INTEREST EXPENSE:
    Deposits                                        3,579,134         6,371,057
    FHLB advances and other                         2,000,939         2,079,266
                                                 ------------      ------------

                                                    5,580,073         8,450,323
                                                 ------------      ------------

    Net interest income                             6,506,112         5,159,065

PROVISION FOR LOAN LOSSES                              50,000           215,000
                                                 ------------      ------------

    Net interest income, after provision
    for loan losses                                 6,456,112         4,944,065

OTHER OPERATING INCOME:
    Gain on sales of loans                            251,715           753,562
    Servicing fees, net of amortization                22,550            41,076
    Gain on sales of investments                           --           471,788
    Fees on deposits                                  102,310            82,895
    Other                                             287,368           221,650
                                                 ------------      ------------

       Total other operating income                   663,943         1,570,971


BALANCE, carried forward                            7,120,055         6,515,036

                          FIRST MUTUAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (CONTINUED)

                                                                   Quarters ended March 31,
                                                                -----------------------------
                                                                    2002             2001
                                                                ------------     ------------
                                                                         (Unaudited)

BALANCE, brought forward                                        $  7,120,055     $  6,515,036

OPERATING EXPENSES:
    Salaries and employee benefits                                 2,477,087        2,266,280
    Occupancy                                                        578,681          528,345
    Other                                                          1,086,232          868,956
                                                                ------------     ------------

       Total other operating expenses                              4,142,000        3,663,581
                                                                ------------     ------------

       Income before Federal Income Tax and Cumulative
       Effect of Adoption of New Accounting Principle              2,978,055        2,851,455

FEDERAL INCOME TAX                                                 1,007,247          965,070
                                                                ------------     ------------

       Income before Cumulative Effect of Adoption
       of New Accounting Principle                                 1,970,808        1,886,385

       Cumulative effect of Adoption of New Accounting
       Principle, net of federal income tax                               --         (155,247)
                                                                ------------     ------------
NET INCOME                                                      $  1,970,808     $  1,731,138
                                                                ============     ============

PER SHARE DATA:
Basic earnings per common share before
  Cumulative Effect of Adoption of New Accounting Principle     $       0.38     $       0.37

Cumulative Effect of Adoption of New Accounting Principle,
  Net of federal income tax                                               --            (0.03)
                                                                ------------     ------------
Basic earnings per common share                                 $       0.38     $       0.34
                                                                ============     ============

Earnings per common share before cumulative effect of
  Adoption of New Accounting Principle, Assuming Dilution       $       0.37     $       0.36

Cumulative Effect of Adoption of New Accounting Principle,
  Net of federal income tax                                               --            (0.03)
                                                                ------------     ------------
Earnings Per Common Share Assuming Dilution                     $       0.37     $       0.33
                                                                ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING                                5,201,312        5,157,438
                                                                ============     ============
WEIGHTED AVERAGE SHARES OUTSTANDING
  INCLUDING DILUTIVE STOCK OPTIONS                                 5,257,930        5,264,732
                                                                ============     ============

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                             Employee
                                       Common stock            Additional                     stock      Accumulated
                                 -------------------------      paid-in        Retained      ownership  Comprehensive
                                   Shares         Amount        capital        earnings      plan debt   Income(loss)     Total
                                 ----------    -----------    -----------    -----------    ----------    ---------    -----------
BALANCE, DECEMBER 31, 1999        4,672,636      4,672,636     31,116,359      4,527,356      (310,739)    (668,953)    39,336,659
  Options exercised, including
    tax benefit of $6,431             8,650          8,650         42,186                                                   50,836
  Retirement of shares
    repurchased                     (10,000)       (10,000)       (40,000)       (51,874)                                 (101,874)
  Repayment of ESOP debt                                                                       212,918                     212,918
  Cash dividends declared
   ($.20 per share)                                                             (933,913)                                 (933,913)
  Comprehensive income:
    Net income                                                                 6,599,000                                 6,599,000
    Other comprehensive income
      (loss)--Change in unrealized
      gain on securities available-
      for-sale, net of federal
      income tax                                                                                            753,645        753,645
                                                                             -----------                  ---------    -----------
  Total Comprehensive income                                                   6,599,000                    753,645      7,352,645
                                 ----------    -----------    -----------    -----------    ----------    ---------    -----------
BALANCE, DECEMBER 31, 2000        4,671,286    $ 4,671,286    $31,118,545    $10,140,569    $  (97,821)   $  84,692    $45,917,271
                                 ==========    ===========    ===========    ===========    ==========    =========    ===========
  Options exercised, including
    tax benefit of $117,015          54,680         54,680        292,751                                                  347,431
  Repayment of ESOP debt                                                                        97,821                      97,821
  Cash dividends declared
   ($.22 per share)                                                           (1,036,847)                               (1,036,847)
  Comprehensive income:
    Net income                                                                 6,922,131                                 6,922,131
    Other comprehensive income
      (loss)--Change in unrealized
      gain on securities available-
      for-sale, net of federal
      income tax                                                                                           (276,510)      (276,510)
                                                                             -----------                  ---------    -----------
  Total Comprehensive income                                                   6,922,131                   (276,510)     6,645,621
                                 ----------    -----------    -----------    -----------    ----------    ---------    -----------
BALANCE, DECEMBER 31, 2001        4,725,966    $ 4,725,966    $31,411,296    $16,025,853    $       --    $(191,818)   $51,971,297
                                 ==========    ===========    ===========    ===========    ==========    =========    ===========
  Options exercised, including
    tax benefit of $0                 5,000          5,000         17,175                                                   22,175
  10% stock dividend                473,096        473,096      6,031,974     (6,505,070)
  Cash dividends declared
   ($.07 per share)                                                             (331,167)                                 (331,167)
  Comprehensive income:
    Net income                                                                 1,970,808                                 1,970,808
    Other comprehensive income
      (loss)--Change in unrealized
      gain on securities available-
      for-sale, net of federal
      income tax                                                                                            (67,152)       (67,152)
                                                                             -----------                  ---------    -----------
  Total Comprehensive income                                                   1,970,808                    (67,152)     1,903,656
                                 ----------    -----------    -----------    -----------    ----------    ---------    -----------
BALANCE, MARCH 31, 2002           5,204,062    $ 5,204,062    $37,460,445    $11,160,424    $       --    $(258,970)   $53,565,961
                                 ==========    ===========    ===========    ===========    ==========    =========    ===========

                          FIRST MUTUAL BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        Three months ended March 31,
                                                                       ------------------------------
                                                                           2002              2001
                                                                       ------------      ------------
                                                                                 (Unaudited)

OPERATING ACTIVITIES:
    Net income                                                         $  1,970,808      $  1,731,138
    Adjustments to reconcile net income to net cash
             provided (used) by operating activities:
        Provision for loan losses                                            50,000           215,000
        Depreciation and amortization                                       214,297           228,352
        Deferred loan origination fees, net of accretion                   (120,040)         (217,815)
        Amortization of mortgage servicing rights                            11,816             2,440
        Gain on sales of loans                                             (251,715)         (582,486)
        Gain on sale of repossessed real estate                                  --            (9,296)
        Gain on sale of securities available-for-sale                            --           (49,957)
        Gain on sale of other investments                                        --          (421,830)
        FHLB stock dividends                                               (144,700)         (124,200)
        Changes in operating assets & liabilities:
             Loans receivable held-for-sale                               1,925,206       (16,506,472)
             Accrued interest receivable                                       (164)           92,418
             Other assets                                                   (88,085)           94,529
             Drafts payable                                                (379,423)         (217,384)
             Accounts payable and other liabilities                        (577,007)         (317,597)
             Federal income taxes                                           999,134           834,881
             Advance payments by borrowers for taxes and insurance        1,231,634         1,183,171
                                                                       ------------      ------------

    Net cash provided (used) by operating activities                      4,841,761       (14,065,108)


INVESTING ACTIVITIES:
    Loan originations                                                   (53,079,521)      (41,601,011)
    Loan principal repayments                                            46,819,841        37,335,837
    Increase in undisbursed loan proceeds                                 4,204,821        (5,522,010)
    Principal repayments & redemptions on
      mortgage-backed and other securities                                4,215,045         8,092,205
    Purchase of mortgage-backed securities available-for-sale           (19,958,706)               --
    Purchase of mortgage-backed and other securities                       (250,000)               --
    Purchases of premises and equipment                                    (462,464)         (219,319)
    Purchase of FHLB stock                                                  (62,600)               --
    Proceeds from sale of loans                                                  --         1,021,188
    Proceeds from other investments                                              --           430,307
    Proceeds from sale of securities                                             --         3,317,431
    Proceeds from sale of real estate held-for-sale                              --         1,433,584
                                                                       ------------      ------------

    Net cash provided (used) by investing activities                    (18,573,584)        4,288,212

                          FIRST MUTUAL BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                               Three months ended March 31,
                                                              ------------------------------
                                                                  2002              2001
                                                              ------------      ------------
                                                                        (Unaudited)

FINANCING ACTIVITIES:
    Net increase (decrease) in deposit accounts                 12,224,410        (3,154,289)
    Interest credited to deposit accounts                        3,579,459         6,316,460
    Proceeds from advances                                      79,290,754        54,598,000
    Repayment of advances                                      (89,188,000)      (49,597,000)
    Dividends paid                                                (330,818)         (233,564)
    Proceeds from exercise of stock options                         22,175            93,228
    Repayment of employee stock ownership plan debt                     --            97,821
                                                              ------------      ------------

    Net cash provided by financing activities                    5,597,980         8,120,656
                                                              ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (8,133,843)       (1,656,240)

CASH & CASH EQUIVALENTS:

    Beginning of year                                           14,615,303         6,998,992
                                                              ------------      ------------

    End of quarter                                            $  6,481,460      $  5,342,752
                                                              ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Loans originated for mortgage banking activities          $ 14,432,383      $ 27,149,499
                                                              ============      ============

    Loans originated for investment activities                $ 53,079,521      $ 41,601,011
                                                              ============      ============

    Proceeds from sales of loans held-for-sale                $ 16,357,588      $ 10,643,027
                                                              ============      ============

    Cash paid during the three months ended March 31 for:
        Interest                                              $  5,522,864      $  8,531,109
                                                              ============      ============
        Income taxes                                          $         --      $         --
                                                              ============      ============


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:

    Loans transferred to (from) real estate
    held-for-sale, net                                        $         --      $ (1,352,611)

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

NOTE 2.

MORTGAGE-BACKED AND OTHER SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair value of securities available-for-sale at March 31, 2002, and December 31, 2001 are summarized as follows:

                                            Gross         Gross       Estimated
                            Amortized     unrealized    unrealized      fair
                              cost          gains         losses        value
                           -----------   -----------   -----------   -----------
MARCH 31, 2002:
Freddie Mac securities     $ 5,171,437   $    22,251   $        --   $ 5,193,688
Fannie Mae securities       59,799,657        59,386       474,015    59,385,028
                           -----------   -----------   -----------   -----------
                           $64,971,094   $    81,637   $   474,015   $64,578,716
                           ===========   ===========   ===========   ===========

DECEMBER 31, 2001:
Freddie Mac securities     $ 5,276,304   $    13,813   $     5,779   $ 5,284,338
Fannie Mae securities       40,975,631        59,065       357,733    40,676,963
                           -----------   -----------   -----------   -----------
                           $46,251,935   $    72,878   $   363,512   $45,961,301
                           ===========   ===========   ===========   ===========

NOTE 3.

MORTGAGE-BACKED AND OTHER SECURITIES HELD-TO-MATURITY

The amortized cost and estimated fair value of mortgage-backed and other securities are summarized as follows:

                                             Gross        Gross       Estimated
                            Amortized     unrealized    unrealized      fair
                              cost           gains        losses        value
                           -----------   -----------   -----------   -----------
MARCH 31, 2002:
Fannie Mae securities      $21,168,028   $   435,641   $        --   $21,603,669
Freddie Mac securities       1,097,043         2,188            --     1,099,231
Municipal bonds              1,345,582            --        13,405     1,332,177
REMICS                          55,419         1,433            --        56,852
                           -----------   -----------   -----------   -----------
                           $23,666,072   $   439,262   $    13,405   $24,091,929
                           ===========   ===========   ===========   ===========

DECEMBER 31, 2001:
Fannie Mae securities      $24,068,746   $   497,926   $        --   $24,566,672
Freddie Mac securities       1,103,892         7,459            --     1,111,351
Municipal bonds              1,112,852            --         1,580     1,111,272
REMICs                         100,162           999            17       101,144
                           -----------   -----------   -----------   -----------
                           $26,385,652   $   506,384   $     1,597   $26,890,439
                           ===========   ===========   ===========   ===========

NOTE 4.
NONPERFORMING ASSETS

The Bank had nonperforming assets as follows:

                                      March 31, 2002      December 31, 2001
                                      --------------      -----------------
Nonperforming loans                      $ 14,743              $498,033

Real Estate and Repossessed
  assets Held-for-Sale                     54,686                22,587
                                         --------              --------
Total Nonperforming Assets               $ 69,429              $520,620
                                         ========              ========

At March 31, 2002, and December 31, 2001, the Bank had no material impaired loans as defined under Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan."

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for quarters ending March 31, 2002, and March 31, 2001:

                                                    Income          Shares       Per share
                                                  (numerator)   (denominator)      amount
                                                 ------------------------------------------
Quarter ended March 31, 2002
----------------------------
  Basic EPS:
    Income available to common shareholders      $  1,970,808      5,201,312   $       0.38
                                                                               ============

  Effect of dilutive stock options                         --         56,618
                                                 ------------   ------------
  Diluted EPS:
    Income available to common shareholders
      plus assumed stock options exercised       $  1,970,808      5,257,930   $       0.37
                                                 ============   ============   ============


Quarter ended March 31, 2001
----------------------------
  Basic EPS:
    Income available to common shareholders      $  1,731,138      5,157,438   $       0.34
                                                                               ============

  Effect of dilutive stock options                         --        107,294
                                                 ------------   ------------
  Diluted EPS:
    Income available to common shareholders
      plus assumed stock options exercised       $  1,731,138      5,264,732   $       0.33
                                                 ============   ============   ============

NOTE 6.
RATE VOLUME ANALYSIS
(Dollars in thousands)

                                                             FIRST QUARTER 2002
                                                                     VS
                                                             FIRST QUARTER 2001
                                                         INCREASE (DECREASE) DUE TO
                                                 ------------------------------------------
                                                                                  TOTAL
                                                    VOLUME          RATE          CHANGE
-------------------------------------------------------------------------------------------
INTEREST INCOME
     Investments:
        Available-for-sale securities            $        300   $       (107)  $        193
        Held-to-maturity securities                      (477)          (443)          (920)
        Other equity investments                           15            (20)            (5)
                                                 ------------   ------------   ------------
          Total investments                              (162)          (570)          (732)

     Loans:
        Residential                                        48           (134)           (86)
        Residential construction                           40           (269)          (229)
        Multifamily                                       339           (603)          (264)
        Multifamily construction                         (206)          (144)          (350)
        Commercial real estate and Business               959           (817)           142
        Commercial real estate construction                41            (79)           (38)
        Consumer & Other                                  210           (176)            34
                                                 ------------   ------------   ------------
          Total loans                                   1,431         (2,222)          (791)
                                                 ------------   ------------   ------------

               Total interest income                    1,269         (2,792)        (1,523)

INTEREST EXPENSE
     Deposits:
        Money market deposit and checking                  88           (494)          (406)
        Regular savings                                    (2)           (16)           (18)
        Time deposits                                    (493)        (1,875)        (2,368)
                                                 ------------   ------------   ------------
          Total deposits                                 (407)        (2,385)        (2,792)

     FHLB advances and other                              892           (970)           (78)
                                                 ------------   ------------   ------------
          Total interest expense                          485         (3,355)        (2,870)

           Net interest income                   $        784   $        563   $      1,347
                                                 ============   ============   ============

NOTE 7.
SEGMENTS

Effective January 1, 2002 management implemented a fundamental change in the way that it views the segments within the Bank. Previously management had identified three segments of business: consumer banking, residential lending, and commercial lending. Management has re-evaluated the composition of the segments and combined the consumer and residential segments as well as added an additional segment-Investment Securities. Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting. The management reporting process measures the performance of the operating segments based on the management structure of the Bank and is not necessarily comparable with similar information for any other financial institution. The Bank's operating segments are defined by product type and customer segments. The Bank continues to enhance its segment reporting process methodologies. These methodologies are based on the Bank's management reporting process, which assigns certain balance sheet and income statement items to the responsible operating segment. New methodologies that are now applied to the measurement of segment profitability include:

     A new funds transfer pricing system, which allocates actual net interest income between funds users, and is based upon the funding needs and the relative duration of the loans or securities within each segment.

     The retail deposit gathering branch network income and expenses are now allocated to the business segments based on their asset size.

     In previous reports, the calculation for the provision for loan and lease losses was not allocated to the business segmants.

     Operating income and expenses are allocated to segments whenever they can be directly attributed to their activities. Indirect income and overhead costs are credited or charged to the segments whenever they are specifically identified as providers or users of the ancillary service, or are allocated based on some common denominator.

Historical periods have been restated to conform to this new presentation. Under the new structure, the reportable segments include the following:

     Consumer lending includes residential and home equity lending, direct consumer loans, and consumer dealer financing contracts. Residential lending offers adjustable-rate, conventional, or government-insured loans to borrowers to purchase, refinance, or build homes secured by one-to-four-unit family dwellings. Consumer loans include lines of credit and loans for purposes other than home ownership. Included within the consumer lending segment is a mortgage banking operation, which sells loans in the secondary mortgage market. The mortgage banking operation may choose to retain or sell the right to service the loans sold (i.e., collection of principal and interest payments) depending upon market conditions.

     Commercial lending offers permanent and interim construction loans for multifamily housing (over four units) and commercial real estate properties, and loans to small- and medium-sized businesses for financing inventory, accounts receivable, and equipment, among other things. The underlying real estate collateral or business asset being financed typically secures these loans.

     The investment securities segment includes the investment securities portfolio. Although management does not consider this to be an operating business line, security investments are a necessary part of liquidity management for the Bank.

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

Financial information for the Company's segments is shown below for March 31, 2002, 2001 and 2000:

                                                   CONSUMER        COMMERCIAL       SECURITY
Quarter ended March 31:                             LENDING          LENDING       INVESTMENTS         TOTALS
-----------------------                           ----------       ----------      -----------        ---------
Interest income                        2002       $2,889,508       $7,908,807       $1,287,870      $12,086,185
                                       2001        2,883,339        8,704,481        2,021,568       13,609,388
                                       2000        2,601,857        7,646,874        1,742,097       11,990,828

Interest Expense                       2002        1,297,687        3,148,031        1,134,355        5,580,073
                                       2001        1,827,651        4,843,386        1,779,286        8,450,323
                                       2000        1,543,115        4,080,575        1,290,296        6,913,986

Net Interest Income                    2002        1,591,821        4,760,776          153,515        6,506,112
                                       2001        1,055,688        3,861,095          242,282        5,159,065
                                       2000        1,058,742        3,566,299          451,801        5,076,842

Provision for loan losses              2002           15,455           34,545               --           50,000
                                       2001           66,458          148,542               --          215,000
                                       2000           40,183           89,817               --          130,000

Net interest income, after             2002        1,576,366        4,726,231          153,515        6,456,112
  provision for loan losses            2001          989,230        3,712,553          242,282        4,944,065
                                       2000        1,018,559        3,476,482          451,801        4,946,842

Noninterest income                     2002          316,189          323,886           23,868          663,943
                                       2001          881,801          191,942          497,228        1,570,971
                                       2000          437,715          158,667           26,018          622,400

Noninterest expense                    2002        1,453,767        2,398,293          289,940        4,142,000
                                       2001        1,204,058        2,132,756          326,767        3,663,581
                                       2000        1,145,818        1,653,834          276,250        3,075,902

Income before federal income taxes     2002          438,788        2,651,824         (112,557)       2,978,055
  and cumulative effect of adoption    2001          666,973        1,771,739          412,743        2,851,455
  of New Accounting principle          2000          310,456        1,981,315          201,569        2,493,340

Federal income taxes                   2002          149,188          901,620          (43,561)       1,007,247
                                       2001          226,771          602,391          135,908          965,070
                                       2000          105,555          673,647           66,842          846,044

Income before Cumulative               2002          289,600        1,750,204          (68,996)       1,970,808
  Effect of Adoption of                2001          440,202        1,169,348          276,835        1,886,385
  New Accounting Principle             2000          204,901        1,307,668          134,727        1,647,296

Cumulative effect of Adoption          2002               --               --               --               --
  of New Accounting Principle,         2001         (155,247)              --               --         (155,247)
  net of federal income tax            2000               --               --               --               --

Net income                             2002          289,600        1,750,204          (68,996)       1,970,808
                                       2001          284,955        1,169,348          276,835        1,731,138
                                       2000          204,901        1,307,668          134,727        1,647,296

Total Interest Earning assets          2002      154,780,642      418,051,179       98,295,406      671,127,227
                                       2001      147,463,298      383,988,026      121,912,340      653,363,664
                                       2000      133,170,280      349,687,833      115,751,691      598,609,804

PART I :                    FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS DISCLAIMER
-------------------------------------

This Form 10-Q, First Mutual Bancshares, Inc. contains statements concerning future operations, trends, expectations, plans, capabilities, and prospects of First Mutual Bancshares, Inc. and First Mutual Bank (together, the "Company") that are forward-looking statements for the purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements referring to our expectations regarding future interest rate margins, loan quality, branch office expansion, anticipated increase/decrease in fee income, expectations related to operating expenses, the outlook for deposit growth and funding sources, analysis of market risks, and observations pertaining to the potential disparate movement of assets and liabilities. Although the Company believes that the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, operations, and prospects, these forward-looking statements are subject to numerous uncertainties and risks and actual events, results, and developments will ultimately differ from the expectations and may differ materially from those expressed or implied in such forward-looking statements. Factors which could affect actual results include economic conditions in the Company's market area and the nation as a whole, interest rate fluctuations, the impact of competitive products, services, and pricing, credit risk management, the ability of the Company to control its costs and expenses, loan delinquency rates, and the legislative and regulatory changes affecting the banking industry. There are other risks and uncertainties that could affect the Company which are discussed from time to time in the filings made by the Company with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Company shall not be responsible to update any such forward-looking statements.

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

Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation. All significant intercompany transactions and balances have been eliminated.

The information included in this Form 10-Q should be read in conjunction with First Mutual Bancshares, Inc. Year 2001 Annual Report on Form 10-K to the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year.

Consolidated Financial Statements of the Company begin on page 2.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

First Mutual Bancshares, Inc. (the "Company"), a Washington corporation, is a financial holding company owning all of the equity of its wholly owned subsidiary, First Mutual Bank. The Company is subject to regulation by the Federal Reserve Bank of San Francisco. This discussion refers to the consolidated statements of the Company and the Bank and therefore the references to "Bank" in this discussion refer to both entities.

First Mutual Bank (the "Bank") is a Washington-chartered savings bank subject to regulation by the State of Washington Department of Financial Institutions and the Federal Deposit Insurance Corporation ("FDIC"). The Bank conducts business from its headquarters in Bellevue, Washington, and has ten full-service facilities located in Bellevue (3), Kirkland (2), Redmond, Seattle (2), Issaquah, and Monroe. The Bank also has income property loan production offices located in Bellingham and Tacoma, Washington and a consumer loan office located in Jacksonville, Florida. The Bank ceased its retail banking operations in its Bellingham Branch facility effective March 29, 2002. The Bellingham location, which is located 88 miles north of Bellevue, proved difficult to support, as it required additional advertising buys to reach that marketplace. The Bank's business consists mainly of attracting deposits from the general public as well as wholesale funding sources, and investing those funds primarily in real estate loans, small and mid-sized business loans, and consumer loans. In addition to portfolio lending, the Bank conducts a mortgage banking operation.

RESULTS OF OPERATIONS
---------------------

Net Income
----------

Net income increased 13.8%, from $1.7 million in the first quarter of 2001 to nearly $2.0 in the same period of 2002. The improvement in net income is a reflection of a higher net interest margin.

            Net Interest Income
            -------------------

Net interest income after provision for loan losses increased $1.5 million, or 30.6%, in the first quarter of 2002 as contrasted with the same quarter in 2001. The net interest margin generally has improved, both on a sequential quarter basis, and on the quarter-over-quarter comparison.

Quarters Ended                                  Net Interest Margin
--------------                                  -------------------
March 31, 2001                                         3.28%
June 30, 2001                                          3.31%
September 30, 2001                                     3.23%
December 31, 2001                                      3.50%
March 31, 2002                                         3.94%

The net interest margin has jumped in the last two quarters because of a sharp drop in interest expense. Interest costs fell from 4.14% in the fourth quarter of 2001 to 3.57% this quarter. Interest expense in the third quarter of 2001 was 5.01%. Since the third quarter of 2001, interest costs have dropped 144 basis points, or 28.7%. Interest income has also fallen during the same period, from 7.94% in the third quarter of last year to 7.16%, a decline of 78 basis points, or 9.8%. Thus, while interest expense has declined 28.7%, interest income has only decreased 9.8%.

The drop in interest expense in the last few quarters is principally due to the repricing of time deposits. Approximately one-half of the Bank's time deposits matured in the fourth quarter of 2001. The Bank does not expect any significant further improvement in the net interest margin in the remainder of the year.

The provision for loan losses decreased from $215,000 in the first quarter of 2001 to $50,000 in the like period in 2002. The provision for loan losses reflects the amount deemed appropriate to produce an adequate reserve for possible loan losses inherent in the risk characteristics of the Bank's loan portfolio. In determining the appropriate reserve balance, the Bank takes into consideration the local and national economic outlook and the historical performance of the loan portfolio.

The loan portfolio increased in the first quarter by $2.4 million. Most of the loan growth occurred in residential and consumer loans, which are considered to be less of a credit risk than commercial real estate and business banking loans. Also influencing the level of loan loss reserves is the current status of the local economy. The northwest economy is in the midst of a recession that is deeper than that of the nation as a whole. While many economists feel that the national economy has begun to recover, that is not true in Washington and Oregon.

Particularly affecting the reserve for loan loss is the loan portfolio's actual performance, which has improved in the last quarter. As of quarter-end March 2002 the Bank's non-performing assets to total assets was 0.01% (0.08% as of December 31, 2001). That number compares to the national ratios of 0.66% for savings institutions and 0.92% for commercial banks as of December 31, 2001. For the past five years the Bank's NPA's to total assets ratio has been considerably less than that of either the FDIC-insured savings institutions or the commercial banks, reflecting the Bank's conservative underwriting practices and proactive approach to delinquent loans. In addition, the Bank's loan loss reserves to net charge-offs ratios, which emphasizes the relative level of reserves to that of the actual losses experienced, have generally been significantly higher than that of the Bank's FDIC designated peer group. This ratio is reflected in the Uniform Bank Performance Report (UBPR). The Bank's average loan loss reserves to net charge-offs for the years 1997 through 2001 was 103.61% as compared to an average for the peer group of 33.04%.

In summary, the Bank's provision for loan loss reserves is based on historical credit analysis and an assessment of local and national economic conditions, and it appears to be reasonable in light of the Bank's favorable non-performing asset status and historically low net charge-offs.

            Other Operating Income
            ----------------------

Other operating income decreased to $664,000 in the first quarter of 2002 as compared to $1,571,000 in the same quarter in 2001. The 58% decrease was mainly attributable to a decline in the gain on sales of loans and investments.

GAIN ON SALES OF LOANS. Gain on sales of loans totaled $252,000 for the quarter as compared to $754,000 for the first quarter ended March 31, 2001. Several factors contributed to that change. Gain on sales of loans is composed of four elements: sale of servicing rights, capitalization of mortgage servicing rights, secondary market fees, and the mark-to-market of all interest rate locks on loans pending sale and forward sale commitments into the secondary market (pursuant to SFAS No. 133).

Last year the Bank concluded its strategic sale of bulk servicing rights. That sale resulted in a pre-tax gain of $891,000. The Bank was concerned that a refinance boom would erode the value of the servicing portfolio. In fact, a refinance boom did occur last year, which would have been very detrimental to the servicing portfolio had the Bank not previously sold that portfolio. There were no comparable bulk servicing sales this year.

Contributing to the gain on sales of loans was the slight increase in the capitalization of mortgage servicing rights (MSRs). Pursuant to Statement of Financial Accounting Standards (SFAS) No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, the Bank is required to capitalize internally generated servicing rights. The amount of MSRs capitalized and recognized in income totaled $18,000 for the first quarter of 2002 as compared to $13,000 for the like quarter in 2001.

Secondary market fees, is the third piece that is included in the gain on sales of loans. Secondary market fees are the cash gains or losses from the sale of loans into the secondary market. Cash gains in the first quarter of 2002 amounted to $232,000 on total loan sales of $16.4 million, compared to losses of $178,000 on total loan sales of $10.6 million in first quarter 2001. Benefiting gain on sales of loan revenue this year was the sale of home improvement loans. The Bank recognized $154,000 in pre-tax income in 2002 as compared to $51,000 in the same period last year. The Bank does not anticipate any further increase in loan sale gains of home improvement loans. That is, the amount realized in the first quarter of 2002 should be representative of the other three quarters this year. Also contributing to income this year was the pre-tax gain on sale of loans in the secondary market. Gains totaled $78,000, as opposed to a loss of $228,000 in the first quarter of 2001. Last year was hit hard by pair-off losses, on custom construction loans, which totaled $296,000. The Bank has since changed the manner in which it manages the custom loan portfolio.

The fourth and final piece of the gain on sales of loans total is the mark-to-market of all interest rate locks on loans pending sale and forward commitments into the secondary market pursuant to SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. At January 1, 2001, the gain realized from interest rate locks was not particularly significant at $8,500 before tax. The losses on forward commitments, however, totaled $244,000. The net of those two items, tax effected, amounted to a loss of $155,000 which has been presented as an adoption of a new accounting principle on the face of the income statement for 2001. There was no comparable figure for 2002.

During the quarter, after the initial adoption of SFAS 133 on January 1, 2001, the net change in rate locks and forward commitments totaled a gain of $90,000 for the first quarter of 2001 as compared to a gain of $2,000 this year. Contributing to last year's gain of $90,000 were two factors: the refinance boom and a greater focus last year on the Bank's mortgage banking activity. With a refinance boom comes an increase in the amount of conforming fixed rate loans that the Bank sells in the secondary market. These loans, since they are held-for-sale, fall under the SFAS 133 rules, thus the rate locks and any forward commitments that are associated with these loans must be marked-to-market for financial reporting purposes. As more of these loans are originated, as occurs during a period of declining interest rates, the amount of gain or loss recognized tends to vary significantly from period to period. Management has attempted to mitigate the volatility that the Bank has experienced in the past year by emphasizing portfolio lending over mortgage banking thus minimizing the amount of loans that fall under the mark-to-market rules of SFAS 133. The amount of gain or loss will still fluctuate from period to period as the Bank continues to participate in the mortgage banking arena but the relative dollar amount should be reduced with the passing of the refinance boom and the renewed emphasis on portfolio lending.

SERVICING FEES, NET OF AMORTIZATION. Servicing fees have decreased $18,000 or 43.9% as compared to March 31, 2001. Servicing fee income for the first quarter of 2002 totaled $23,000 as compared to $41,000 for the like period in 2001. The servicing portfolio totaled $48.5 million at March 31, 2002 as compared to $44.6 million a year ago. The servicing fee income has decreased from a year ago even though the servicing portfolio of loans has increased slightly due to the bulk sale of mortgage servicing rights that occurred during the first quarter of 2001. This sale took effect in January 2001 but the Bank continued to sub-service the loans for the purchaser, for which the Bank collected a fee, until the end of March 2001 when the records were actually transferred. It is anticipated that the level of service fee income will remain flat throughout the remainder of 2002.

GAIN ON SALES OF INVESTMENTS. Gain on sales of investment securities held-for-sale totaled $472,000 in the first quarter of 2001. There were no comparable gains in the first quarter of 2002. Last year the Bank, along with the other limited partners, sold its interest in an ATM network. The pre-tax gain amounted to $422,000. The Bank also recognized a pre-tax gain of $50,000 on the sale of $3.3 million of investment securities.

FEE INCOME ON DEPOSITS. Fee income from deposits are up $19,000, or 23.4%, on a quarter-to-quarter comparison, and in the last two years has risen $32,000, or 75.6%. The Bank is optimistic that it can continue to increase fee income at a solid pace, although probably not as rapidly as has occurred in the last two years.

OTHER INCOME. Other income increased 29.3% from $222,000 in the first quarter of 2001 to $287,000 this year. Most of that gain was attributable to loan prepayment fees that rose from $25,000 for the first quarter last year to $101,000 for the like period in 2002. Although prepayment and extension fee income has been strong in the last few quarters, management continues to feel that this level of prepayment fee income is not sustainable.

            Operating Expenses
            ------------------

Salaries and employee benefits costs rose $211,000, or 9.3%. Salaries increased $325,000, or 22.7%, from $1.4 million in the first quarter of 2001 to $1.8 million. In addition, loan officer commissions were up $31,000 from $166,000 last year. Partially offsetting those costs was a decline in staff bonus expense of $259,000.

Compensation expense was affected by a 14% increase in staff, from 130 full-time equivalent employees at March 31, 2001, to 148 this year. The Bank opened the Juanita branch, and added a dozen employees in the Business Banking and Sales Finance Departments. In addition, annual salary increases of 4% added to compensation costs.

Loan officer commissions were up 19% on a quarter-to-quarter comparison. Although total loan originations were approximately the same for both periods, the originations of business banking and sales finance loans increased substantially from $7.2 million in the first quarter of last year to $16.7 million in 2002. Commission expense for those two areas, as a result of the increased loan originations, rose over seven fold.

In the first quarter last year the bank accrued a staff performance bonus of $250,000. Because of disappointing earnings growth in subsequent quarters, that bonus accrual was reversed in the third quarter. There was no comparable accrual this year.

Occupancy expense rose $50,000, or 10% on a quarter-to-quarter basis. Adding to occupancy expense was the opening of the Juanita branch last summer, and the expansion of leased space at the Bellevue Headquarters.

Other operating expenses increased $217,000, or 25%, from $869,000 in the first quarter of 2001 to $1,086,000 in the same period of this year. The largest element was legal expense, which increased $87,000. Most of the increase in the legal cost was due to routine corporate matters such as the resolution of non-performing loans, property leases, loan agreements, etc.

FINANCIAL CONDITION
-------------------

ASSETS. Assets increased 1.3% from $678,349,000 at year-end 2001 to $687,125,000 as of March 31, 2002. The change in assets is principally the result of an increase in the investment securities portfolio offset somewhat by a decrease in cash and cash equivalents.

SECURITIES. The Bank classifies investment securities in one of the following categories: 1) trading, 2) available-for-sale, or 3) held-to-maturity. Securities classified as available-for-sale are reviewed regularly and any unrealized gains or losses are recorded in the shareholders' equity account. At March 31, 2002, the balance of the unrealized loss, net of federal income taxes, was $259,000, which compares to an unrealized loss at year-end 2001 of $192,000. Generally, falling interest rates will increase the amount recorded as unrealized gain, and rising rates will decrease any unrealized gains, as the market value of securities inversely adjusts to the change in interest rates.

Security investments (securities available-for-sale and mortgage-backed and other securities held-to-maturity) increased $15.9 million or 22.0% from December 31, 2001, to the end of the first quarter 2002. During the quarter $20.3 million (par value) in securities were purchased and $1.0 million (par value) matured. This addition to the securities portfolio has helped to increase assets during a period of rather flat loan growth.

LOANS. Net loans receivable, including loans held-for-sale, rose from $567,553,000 at year-end 2001, to $568,010,000, an increase of $457,000 in three months. The loan growth has been flat due to the increase in loan prepayments in the income property loan portfolio coupled with a decline in new loan originations. The Bank is hopeful that loan originations will increase from the level experienced in the first quarter and that loan payoffs, which averaged a 26.6%
annualized prepayment rate in the first quarter, will decline to a more normal rate in the remainder of 2002.

LIABILITIES. Deposits increased $15.8 million, or 3.7%, in the first three months of 2002 totaling $445 million as compared to $429 million at year-end 2001. This increase in deposits was used to fund the asset growth in the securities portfolio as well as to pay down the FHLB borrowings.

The FHLB advances decreased from $191 million at year-end 2001 to $181 million as of the end of the first quarter. As of March 31, 2002, the Bank had the capacity to borrow up to a total of $274.8 million in FHLB advances, subject to sufficient collateral to support those advances.

            Asset Quality
            -------------

PROVISION AND RESERVE FOR LOAN LOSSES. The Bank analyzes a number of factors in determining the provision for loan losses, such as current and historical economic conditions, non-accrual asset trends, and historical loan loss experience. The results of that analysis indicated the need for a provision of $50,000 in the first quarter of 2002.

Non-performing assets were 0.01% of total assets in the first quarter, down from 0.13% in the like quarter of 2001.

Non-performing assets fell from $521,000 at year-end 2001 to $69,000 at March 31, 2002. Repossessed assets totaled $54,000 at quarter-end and non-performing loans decreased from $498,000 at year-end 2001 to $15,000 at March 31, 2002. Total non-performing assets are comprised of 15 items. Noted below is a summary of the Bank's exposure to non-performing loans and repossessed assets:

                                                                       Amount
                                                                       ------
Two home improvement loans - The Bank is hopeful that it
  will collect all, or substantially all, of the amount due         $   15,000
Repossessed assets - 13 consumer loans                                  54,000
                                                                        ------
Total non-performing assets                                         $   69,000
                                                                    ==========

            Portfolio Information
            ---------------------

The commercial real estate portfolio comprises 64% of the Bank's portfolio. Not only is that sector the largest, but it is also considered by many to represent a greater risk to asset quality than other types of loans, such as residential loans.

The average loan size (excluding construction loans) in the commercial real estate portfolio was $668,200 as of March 31, 2002, with an average loan-to-value ratio of 65%. At quarter-end, only one of these commercial loans was delinquent for 30 days or more (0.22%). Small individual investors or their limited liability companies typically own the properties securing these loans. The portfolio is split between residential use (multifamily or mobile home parks) and commercial use. At quarter-end, the breakdown was 52% residential and 48% commercial.

Management believes that the commercial loans in the income property portfolio are largely well diversified, secured by small retail shopping centers, office buildings, warehouses, mini-storage facilities, restaurants and gas stations, as well as other properties classified as general commercial use.

To diversify its risk and to continue serving its customers, the Bank sells participation interests in some loans to other financial institutions. About 8% of commercial real estate loan balances originated by the Bank have been sold in this manner. The Bank continues to service the customer's loan and is paid a servicing fee by the participant. Likewise, the bank occasionally buys an interest in loans originated by other lenders. About $19 million, or 6% of the portfolio has been purchased in this manner.

            Deposit Information
            -------------------

The number of business checking accounts increased from 575 at March 31, 2001, to 769 at March 31, 2002, a gain of 194 accounts, or 34%. Consumer checking accounts also increased, from 3,718 in first quarter 2001 to 4,100 this year, a growth in the number of accounts of 382, or 10%.

The mix of deposits as of March 31, 2002 is as follows:

            Time Deposits              74%
            Checking                    7%
            Money Market Accounts      17%
            Statement Savings           2%

BUSINESS SEGMENTS
-----------------

Effective January 1, 2002 management implemented a fundamental change in the way that it views the segments within the Bank. Previously management had identified three segments of business: consumer banking, residential lending, and commercial lending. Management has re-evaluated the composition of the segments and combined the consumer and residential segments as well as added an additional segment - Investment Securities. Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting. The management reporting process measures the performance of the operating segments based on the management structure of the Bank and is not necessarily comparable with similar information for any other financial institution. The Bank's operating segments are defined by product type and customer segments. The Bank continues to enhance its segment reporting process methodologies. These methodologies are based on the Bank's management reporting process, which assigns certain balance sheet and income statement items to the responsible operating segment. New methodologies that are now applied to the measurement of segment profitability include:

    o A new funds transfer pricing system, which allocates actual net interest income between funds users, and is based upon the funding needs and the relative duration of the loans or securities within each segment

    o The retail deposit gathering branch network income and expenses are now allocated to the business segments based on their asset size.

    o In previous reports, the calculation for the provision for loan and lease losses was not allocated to the business segments.

    o Operating income and expenses are allocated to segments whenever they can be directly attributed to their activities. Indirect income and overhead costs are credited or charged to the segments whenever they are specifically identified as providers or users of the ancillary internal service, or are allocated based on some common denominator.

Historical periods have been restated to conform to this new presentation. Under the new structure, the reportable segments include the following:

    o Consumer lending includes residential and home equity lending, direct consumer loans, and consumer dealer financing contracts. Residential lending offers adjustable-rate, conventional or government-insured loans to borrowers to purchase, refinance, or build homes secured by one-to-four-unit family dwellings. Consumer loans include lines of credit and loans for purposes other than home ownership. Included within the consumer lending segment is a mortgage banking operation, which sells loans in the secondary mortgage market. The mortgage banking operation may choose to retain or sell the right to service the loans sold (i.e., collection of principal and interest payments) depending upon market conditions.

    o Commercial lending offers permanent and interim construction loans for multifamily housing (over four units) and commercial real estate properties, and loans to small- and medium-sized businesses for financing inventory, accounts receivable, and equipment, among other things. The underlying real estate collateral or business asset being financed typically secures these loans.

    o The investment securities segment includes the investment securities portfolio. Although management does not consider this to be an operating business line, security investments are a necessary part of liquidity management for the Bank.

These segments are managed separately because each business unit requires different processes and different marketing strategies to reach the customer base that purchases those products and services. All three segments derive a majority of their revenue from interest, and management relies primarily on net interest revenue in managing these segments. No single customer provides more than 10% of the Company's revenues.

            Consumer Lending
            ----------------

Net income for the consumer lending segment increased slightly from $285,000 in the first quarter of 2001 to $290,000 in the same quarter in 2002. The increase in net income was a result of the increase in the net interest income which was somewhat offset by the drop in noninterest income.

Net interest income, after provision for loan loss, was up $587,000, increasing from $989,000 in the first quarter of 2001 to $1.6 million this year. The majority of this improvement was due to the drop in interest expense. Interest expense decreased $530,000 as compared to the first quarter of 2001 due to the dramatic decline in interest rates over the past year.

Non-interest income declined from $882,000 in the three months ending March 2001 to $316,000 in the same quarter this year. The bulk sale of servicing rights that occurred in the first quarter of last year, and which was partially offset by the adoption of SFAS 133, contributed to the change. During the first quarter of 2001 the Bank concluded its strategic sale of bulk servicing rights. There were no comparable sales for the first quarter of 2002. Additionally the Bank adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. At January 1, 2001, the loss realized from the adoption of the standard amounted to a loss of $155,000 net of tax that is shown on the face of the income statement. There was no comparable entry for the first quarter of 2002. Please see the section titled "Gain on Sale of Loans" under "Other Operating Income" for more information.

            Commercial Lending
            ------------------

Net income for this business segment rose $581,000, or 50%, from $1,169,000 in the first quarter of 2001 to $1,750,000 in the like period of 2002. Net interest revenue, after provision for loan losses, grew $1,014,000 while other operating income and operating expense increased $132,000 and $266,000 respectively.

Net interest revenue, like the consumer segment, benefited from a dramatic decline in interest rates over the past year. Interest income declined 9.1% while interest expense for this segment dropped by 35%, or $1,700,000. At the same time, assets continued to increase. Interest-earning assets totaled $418 million at March 31, 2002 as compared to $384 million a year ago.

Other operating income rose $132,000, or 68.7% as compared to first quarter last year. This increase was mainly due to the rise in loan prepayment and extension fees that the Bank has seen increase as rates have fallen. Loan prepayment fee income for this segment amounted to $101,000 for the first quarter of 2002 compared to $25,000 for the like period last year.

Operating expenses increased 12.5% in the first quarter of 2002 as compared to the like quarter in 2001. Non-interest expense increased primarily due to the growth in compensation expense resulting from the Bank's focus on expansion of the Business Banking and Community Business Banking departments over the past year. Also contributing to the escalation of the operating expenses was the normal annual salary adjustments that occurred in December 2001. As a result, the first quarter of 2002 realizes the full impact of the salary adjustments for the full three months.

            Investment Securities
            ---------------------

Net income dropped sharply for the investment securities segment, from $277,000 in the first quarter of 2001 to a loss of $69,000 in 2002. This segment was affected by a decrease in both net interest income and noninterest income, partially offset by a decline in operating expenses.

Net interest income fell for this business segment, from $242,000 in the first quarter of 2001 to $154,000 this year. The reason for the drop is two-fold: a decrease in the size of the securities portfolio and a decline in the overall net interest margin. The securities portfolio totaled $121.9 million at March 31, 2001, dropping $23.6 million to $98.3 million at the end of the first quarter of 2002. During 2001 the securities portfolio declined 41.9% due to the sale, redemption by the issuer of the security before maturity (call), and maturity of several securities. At the same time interest rates were on the decline with the Federal Reserve's Open Market Committee (FOMC) lowering rates eleven times throughout the year resulting in lower yields on the new securities that were purchased. The net interest margin declined from 0.79% at the end of the first quarter in 2001 to 0.62% at the end of March 2002. During the first quarter of 2002 $20.3 million in securities were purchased and $1 million matured.

Non-interest income fell dramatically from $497,000 in the first three months of 2001 to $24,000 in the same period this year. During the first quarter of 2001 the Bank, along with the other limited partners, sold its interest in an ATM network. The pre-tax gain amounted to $422,000. The Bank also recognized a pre-tax gain of $50,000 on the sale of $3.3 million of investment securities. There were no comparable gains for the first quarter of this year. At the present time, the Bank doesn't anticipate any security sales this year.

Operating expenses declined by $37,000 to $290,000 in the first quarter this year. This decline is largely due to the manner in which the branch operating expenses are allocated to each segment. The amount of branch noninterest expense allocated to each segment is based on the balance of the earning assets. At March 31, 2001 the earning assets balance for the investment securities segment totaled $121.9 million as compared to $98.3 million at the end of the first quarter of 2002. Since the balance in the earning assets decreased, the amount of noninterest expense allocated to this segment also decreased.

Liquidity and Capital Reserves
------------------------------

The net cash, as reported in the Statement of Cash Flows, decreased by $8.1 million in the first three months of 2002. Cash flows from principal repayments on loans and securities and the net increase in deposits did not keep pace with the cash outflows for loan originations, purchases of securities and repayments of FHLB advances. The more significant cash inflows and outflows are described below.

Loan and security principal repayments contributed to the cash inflows. During the quarter loan principal repayments totaled $46.8 million while principal repayments and redemptions on mortgage-backed and other securities amounted to $4.2 million. In addition, net deposits rose $15.8 million, mainly due to the acquisition of approximately $17.0 million in brokered deposits. Offsetting the cash inflows was a greater cash outflow due to the following activities.

Cash inflows were used mainly to fund loan originations, which amounted to $53.1 million during the first quarter of 2002 and the purchase of four mortgage-backed securities, classified as available-for-sale totaling $20.0 million. The Bank was also able to reduce its FHLB borrowing balance by $9.9 million during the period.

The Bank's long-term liquidity objective is to fund growth through consumer deposits. Whenever that source is inadequate to meet the Bank's asset growth requirements, FHLB advances are normally accessed. The current ratio of FHLB advances to assets is 26.4%, which is below the Bank's credit limit of 40% of assets. Other sources of liquidity include the sale of loans into the secondary market, net income after the payment of dividends, and reverse repurchase agreement credit lines of $50 million.

The FDIC's statutory framework for capital requirements establishes five categories of capital strength, ranging from a high of well capitalized to a low of critically under-capitalized. An institution's category depends upon its capital level in relation to relevant capital measures, including a risk-based capital measure, a leverage capital measure, and certain other factors.

At March 31, 2002, the Bank exceeded the capital levels required to meet the definition of a well-capitalized institution:

                                                        For Capital    "Well Capitalized"
                                            Actual   Adequacy Minimum     Minimum Ratio
                                            ------   ----------------   ----------------
Total capital(to risk-weighted assets):
    First Mutual Bancshares, Inc.           11.81%         8.00%              10.00%
    First Mutual Bank                       11.77          8.00               10.00

Tier I capital(to risk-weighted assets):
    First Mutual Bancshares, Inc.           10.56          4.00                6.00
    First Mutual Bank                       10.51          4.00                6.00

Tier I capital(to average assets):
    First Mutual Bancshares, Inc.            7.91          4.00                5.00
    First Mutual Bank                        7.84          4.00                5.00

The Bank declared a 10% stock dividend to be issued May 8, 2002, to shareholders of record April 17, 2002. This 10% stock dividend increased the number of shares outstanding by 472,883 shares. Additionally the Bank recently increased its cash divided that is paid quarterly to $0.07 per share from $0.05 per share. This $0.02 increase resulted in an additional $114,000 cash distribution per quarter.

Branch Closures and Expansion
-----------------------------

As was noted earlier, the Bellingham Branch was closed effective March 29, 2002. A branch site has been acquired to replace the existing Ballard Branch with an anticipated opening during the third quarter of 2002. A site has also been acquired in Woodinville for construction of an additional branch site expected to begin operations during 2003. In addition, negotiations are currently taking place for one other de novo branch site, located on the east side of Lake Washington, which is the Bank's primary focus for enlarging the branch franchise.

The Bank reviews the utilization of its properties on a regular basis and believes that it has adequate facilities for current operations. The Bank may open new branches from time-to-time, and on a selective basis, depending on the availability of capital resources, the locations potential for growth and profitability, and if the business model for the branch is favorable.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table shows the maturity or period to repricing of the Company's consolidated portfolio of securities available-for-sale and held-to-maturity (dollars in thousands):

                                                                        Available-for-sale at March 31, 2002
                                                 -----------------------------------------------------------------------------------
                                                                         Over One to          Over Three to          Over Five to
                                                 One Year or Less        Three Years            Five Years             Ten Years
                                                 ----------------      ----------------      ----------------      ----------------
                                                          Weighted              Weighted              Weighted              Weighted
                                                Carrying   Average    Carrying   Average    Carrying   Average    Carrying   Average
AVAILABLE-FOR-SALE:                               Value     Yield       Value     Yield       Value     Yield       Value     Yield
-------------------                              -------    -----      -------    -----      -------    -----      -------    -----
US Government Treasury and agency obligations    $    --    0.00%      $    --    0.00%      $    --    0.00%      $    --    0.00%
Municipal Bonds                                       --    0.00%           --    0.00%           --    0.00%           --    0.00%
Corporate Bonds                                       --    0.00%           --    0.00%           --    0.00%           --    0.00%
Mortgage backed securities:
   Ginnie Mae                                         --    0.00%           --    0.00%           --    0.00%           --    0.00%
   Freddie Mac                                       370    6.46%           --    0.00%           --    0.00%        4,824    5.50%
   Fannie Mae                                        781    6.37%           --    0.00%           --    0.00%       38,745    5.44%
                                                 -------    -----      -------    -----      -------    -----      -------    -----
Total mortgage-backed securities                   1,151    6.40%           --    0.00%           --    0.00%       43,569    5.44%
CMO's                                                 --    0.00%           --    0.00%           --    0.00%           --    0.00%
Other - Stock                                         --    0.00%           --    0.00%           --    0.00%           --    0.00%
                                                 -------    -----      -------    -----      -------    -----      -------    -----
Total securities available-for-sale --
   Carrying Value                                $ 1,151    6.40%      $    --    0.00%      $    --    0.00%      $43,569    5.44%
                                                 -------    -----      -------    -----      -------    -----      -------    -----
Total securities available-for-sale --
   Amortized Cost                                $ 1,117    6.40%      $    --    0.00%      $    --    0.00%      $43,639    5.44%
                                                 -------    -----      -------    -----      -------    -----      -------    -----

                                                               Available-for-sale at March 31, 2002
                                                -------------------------------------------------------------
                                                   Over Ten to
                                                   Twenty Years       Over Twenty Years            Total
                                                 ----------------      ----------------      ----------------
                                                          Weighted              Weighted              Weighted
                                                Carrying   Average    Carrying   Average    Carrying   Average
AVAILABLE-FOR-SALE:                               Value     Yield       Value     Yield       Value     Yield
-------------------                              -------    -----      -------    -----      -------    -----
US Government Treasury and agency obligations    $    --    0.00%      $    --    0.00%      $    --    0.00%
Municipal Bonds                                       --    0.00%           --    0.00%           --    0.00%
Corporate Bonds                                       --    0.00%           --    0.00%           --    0.00%
Mortgage backed securities:
   Ginnie Mae                                         --    0.00%           --    0.00%           --    0.00%
   Freddie Mac                                        --    0.00%           --    0.00%        5,194    5.57%
   Fannie Mae                                     11,753    5.56%        8,106    6.04%       59,385    5.56%
                                                 -------    -----      -------    -----      -------    -----
Total mortgage-backed securities                  11,753    5.56%        8,106    6.04%       64,579    5.56%
CMO's                                                 --    0.00%           --    0.00%           --    0.00%
Other - Stock                                         --    0.00%           --    0.00%           --    0.00%
                                                 -------    -----      -------    -----      -------    -----
Total securities available-for-sale --
   Carrying Value                                $11,753    5.56%      $ 8,106    6.04%       64,579    5.56%
                                                 -------    -----      -------    -----      -------    -----
Total securities available-for-sale --
   Amortized Cost                                $12,044    5.56%      $ 8,171    6.04%       64,971    5.56%
                                                 -------    -----      -------    -----      -------    -----

                                                                          Held-to-Maturity at March 31, 2002
                                                 -----------------------------------------------------------------------------------
                                                                         Over One to          Over Three to          Over Five to
                                                 One Year or Less        Three Years            Five Years             Ten Years
                                                 ----------------      ----------------      ----------------      ----------------
                                                          Weighted              Weighted              Weighted              Weighted
                                                Carrying   Average    Carrying   Average    Carrying   Average    Carrying   Average
HELD-TO-MATURITY:                                 Value     Yield       Value     Yield       Value     Yield       Value     Yield
-----------------                                -------    -----      -------    -----      -------    -----      -------    -----
US Government Treasury and agency obligations    $    --    0.00%      $    --    0.00%      $    --    0.00%      $    --    0.00%
Municipal Bonds                                       --    0.00%           --    0.00%           --    0.00%           --    0.00%
Corporate Bonds                                       --    0.00%           --    0.00%           --    0.00%           --    0.00%
Mortgage backed securities:
   Ginnie Mae                                         --    0.00%           --    0.00%           --    0.00%           --    0.00%
   Freddie Mac                                     1,097    6.97%           --    0.00%           --    0.00%           --    0.00%
   Fannie Mae                                      3,804    7.07%          443    5.70%       13,911    5.64%        2,832    5.50%
                                                 -------    -----      -------    -----      -------    -----      -------    -----
Total mortgage-backed securities                   4,901    7.04%          443    5.70%       13,911    5.64%        2,832    5.50%
CMO's                                                 --    0.00%           --    0.00%           --    0.00%           --    0.00%
Other - Stock                                         --    0.00%           --    0.00%           --    0.00%           --    0.00%
                                                 -------    -----      -------    -----      -------    -----      -------    -----
Total securities held-to-maturity --
   Carrying Value                                $ 4,901    7.04%      $   443    5.70%      $13,911    5.64%      $ 2,832    5.50%
                                                 -------    -----      -------    -----      -------    -----      -------    -----
Total securities held-to-maturity --
   Fair Market Value                             $ 5,041    7.04%      $   451    5.70%      $14,168    5.64%      $ 2,860    5.50%
                                                 -------    -----      -------    -----      -------    -----      -------    -----

                                                                   Held-to-Maturity at March 31, 2002
                                                -------------------------------------------------------------
                                                   Over Ten to
                                                   Twenty Years       Over Twenty Years            Total
                                                 ----------------      ----------------      ----------------
                                                          Weighted              Weighted              Weighted
                                                Carrying   Average    Carrying   Average    Carrying   Average
HELD-TO-MATURITY:                                 Value     Yield       Value     Yield       Value     Yield
-----------------                                -------    -----      -------    -----      -------    -----

US Government Treasury and agency obligations    $    --    0.00%      $    --    0.00%      $    --    0.00%
Municipal Bonds                                      220    5.38%        1,126    6.16%        1,346    6.03%
Corporate Bonds                                       --    0.00%           --    0.00%           --    0.00%
Mortgage backed securities:
   Ginnie Mae                                         --    0.00%           --    0.00%           --    0.00%
   Freddie Mac                                        --    0.00%           --    0.00%        1,097    6.97%
   Fannie Mae                                         --    0.00%          178    7.50%       21,168    5.90%
                                                 -------    -----      -------    -----      -------    -----
Total mortgage-backed securities                      --    0.00%          178    7.50%       22,265    5.95%
CMO's                                                 --    0.00%           55    6.50%           55    6.50%
Other - Stock                                         --    0.00%           --    0.00%           --    0.00%

                                                 -------    -----      -------    -----      -------    -----
Total securities held-to-maturity --
   Carrying Value                                $   220    5.38%      $ 1,359    6.35%       23,666    5.96%
                                                 -------    -----      -------    -----      -------    -----
Total securities held-to-maturity --
   Fair Market Value                             $   207    5.38%      $ 1,365    6.35%       24,092    5.96%
                                                 -------    -----      -------    -----      -------    -----

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

Gap Analysis

The interest rate sensitive gap is defined as the difference between interest-earning assets and interest-bearing liabilities anticipated to mature or reprice during the same period. The gap analysis quantifies the mismatch between these assets and liabilities in like time periods. Certain shortcomings are inherent in gap analysis. For example, some assets and liabilities may have similar maturities or repricing characteristics but they may react differently to changes in interest rates. Assets such as adjustable rate mortgage loans may have features that limit the effect that changes in interest rates have on the asset in the short-term and/or over the life of the loan. Due to the limitations of the gap analysis, these features are not taken into consideration. Additionally, in the event of a change in interest rates, prepayment and early withdrawal penalties would likely deviate significantly from those assumed in the gap calculation. As a result, the Bank utilizes the gap report as a complement to its simulation model.

Simulation Model

The Bank's simulation model calculates the change to net interest income and the net market value of equity based upon increases and decreases of 100-, 200-, and 300-basis point movements in interest rates. The model is based on a number of assumptions such as the maturity, repricing, amortization, and prepayment characteristics of loans and other interest-earning assets and the repricing of deposits and other interest-bearing liabilities. The Bank runs the rate ramp (a monthly pro rata increase/decrease over a one year period) simulation model monthly for review by the ALCO (Asset Liability Committee), senior management, and the Board of Directors, and the rate shock (an instantaneous increase/decrease) model quarterly. The Bank believes that the data and assumptions are realistic representations of its portfolio and possible outcomes under the various interest rate scenarios. Nonetheless, the interest rate sensitivity of the Bank's net interest income and net market value of equity could vary substantially if different assumptions were used or if actual experience differs from the assumptions used.

The Bank's simulation model and its gap analysis results for the periods ending March 31, 2002, and December 31, 2001 are presented below.


                                         ONE-YEAR INTEREST RATE SENSITIVE GAP
                                         ------------------------------------
                                                    (in thousands)

                                       March 31, 2002         December 31, 2001
                                       --------------         -----------------

One-year repricing assets                   $509,432                  $506,458
One-year repricing liabilities               428,754                   413,279
                                             -------                   -------
   One-year gap                            $  80,678                 $  93,179
                                           ---------                 ---------

   Total assets                             $687,124                  $678,349
                                            ========                  ========

One Year Interest Rate Sensitive
GAP as a Percent of Assets                    11.7%                     13.7%


                          FIRST MUTUAL BANCSHARES, INC.
                              RATE SHOCK ESTIMATES
                    Net Interest Income and Net Market Value

                             March 31, 2002                  December 31, 2001
                               Percentage                       Percentage
                                 Change                           Change
-------------------------------------------------------------------------------
  Immediate         Net            Net             Net             Net
  Change in      Interest        Market         Interest          Market
Interest Rates    Income          Value          Income           Value
-------------- ------------ ----------------- ------------ --------------------
     +300            8%           (21)%             3%            (19)%
     +200            6            (15)              0             (14)
     +100            3             (8)              0              (6)
     -100           (2)            (1)             (3)             (2)
     -200           (7)            (5)             (9)             (8)
     -300          (15)            (8)            (23)            (15)
-------------------------------------------------------------------------------

Gap results indicate that the Bank is asset sensitive, that is more assets will mature or reprice than liabilities within the next year. Model simulation results for the period further indicate results typically associated with an asset sensitive institution; in that the Bank's net interest income is projected to increase by a greater magnitude in a rising rate environment. Market value analysis goes beyond simulating earnings for a specified time period to generating principal and interest cash flows for the entire life of all assets and liabilities. These cash flows are then discounted back to the present. Significant factors contributing to the market value simulation results are the Bank's fixed-rate loans and securities. These assets comprise approximately 17.5% of the Bank's total rate sensitive assets. In a simulated shift in the yield curve, both rising and declining, the market values associated with these assets typically tend to decline. This is also referred to as negative convexity. As interest rates rise, the cash flows on these assets will typically decline, as borrowers are less likely to refinance or prepay their loans. The result of this is that there is less cash reinvested at current (higher) market rates. The opposite effect occurs as rates decline, cash flows tend to increase as borrowers refinance their existing mortgage to a lower rate and the cash received must be reinvested at current (lower) market interest rates.

The sensitivity analysis does not necessarily represent a forecast for the Bank. There are numerous assumptions inherent in the simulation model as well as in the gap report. Some of these assumptions include the nature and timing of interest rate levels, including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/replacement of asset and liability cash flows. Customer preferences, and competitor and economic influences are impossible to predict; therefore, the Bank cannot make any assurances as to the outcome of these analyses.

                                     PART II
                                OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

At March 31, 2002, we were not engaged in any legal proceedings, which in the opinion of management, after consultation with our legal counsel, would be material to our financial condition either individually or in the aggregate.

ITEM 2.     CHANGES IN SECURITIES

            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The Annual Meeting of Shareholders of First Mutual Bancshares, Inc. was held on April 25, 2002. The results of votes on the matter presented at the Meeting are as follows:

            1. The following individuals were elected as directors for the term noted:

                                                 Votes        Votes
Director                      Votes For         Withheld    Abstained     Term
--------                 -------------------    --------    ---------     ----

Janine Florence               4,640,938           6,012       84,016    3 years
Victor E. Parker              4,640,938           6,012       84,016    3 years
F. Kemper Freeman, Jr.        4,634,685          12,265       84,016    3 years

The terms of the Class II and III directors expire at the Annual Meeting of Shareholders for 2003 and 2004, respectively.


CLASS II DIRECTORS, term expires in 2003
----------------------------------------
James J. Doud, Jr.
Richard S. Sprague
Robert C. Wallace

CLASS III DIRECTORS, term expires in 2004
-----------------------------------------
Mary Case Dunnam
George W. Rowley, Jr.
John R. Valaas


ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (3.1) Articles of Incorporation, Incorporated by reference to the Report on Form 8-K filed with the SEC on November 10, 1999.

            (3.2)   Amendment to Articles of Incorporation effective May 16,
                    2001.

            (3.3) Bylaws, Incorporated by reference to the Report on Form 8-K filed with the SEC on November 10, 1999.

            (11) Statement regarding computation of per share earnings. Reference is made to the Company's Consolidated Statements of Income attached hereto as part of Item I Financial Statements, which are incorporated herein by reference.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2002                    FIRST MUTUAL BANCSHARES, INC.



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