Form 10-Q
period 2002-06-30
FIRST MUTUAL BANCSHARES INC
filed 2002-08-13
CIK 1098337

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

       (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended............June 30, 2002

                                                         OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from __________ to ___________

                        Commission File Number 005-57091



                          FIRST MUTUAL BANCSHARES, INC.
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)



           WASHINGTON                                   91-2005970
           ----------                                   ----------
    (State of incorporation)             (I.R.S. Employer Identification Number)



             400 108th Avenue N.E., Bellevue, WA               98004
          ----------------------------------------           ----------
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

               Yes   [X]                                No   [_]
                    -----                                   -----


Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.  August 12, 2002     4,212,575
                                                  ---------------     ---------
================================================================================

                          FIRST MUTUAL BANCSHARES, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                                  JUNE 30, 2002

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I:  FINANCIAL INFORMATION..............................................  2
                    Forward-Looking Statements Disclaimer...................  2
   Item 1. Financial Statements.............................................  3
   Item 2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations........................................ 15
                    General................................................. 15
                    Results of Operations .................................. 15
                         Net Income......................................... 15
                         Net Interest Income................................ 15
                         Other Operating Income............................. 16
                         Operating Expenses................................. 19
                    Financial Condition..................................... 20
                    Asset Quality........................................... 21
                    Portfolio Information................................... 22
                    Deposit Information..................................... 22
               Business Segments............................................ 23
                    Consumer Lending........................................ 24
                    Commercial Lending...................................... 25
                    Investment Securities................................... 26
                    Liquidity and Capital Reserves ......................... 26
                    Branch Closure and Expansion............................ 27
                    Trust Preferred Securities Issuance..................... 28
   Item 3. Quantitative and Qualitative Disclosures About Market Risk....... 28
                    Gap Analysis............................................ 28
                    Simulation Model........................................ 29
PART II: OTHER INFORMATION.................................................. 31
   Item 1. Legal Proceedings................................................ 31
   Item 2. Changes in Securities and Use of Proceeds........................ 31
   Item 3. Defaults Upon Senior Securities.................................. 31
   Item 4. Submission of Matters to a Vote of Security-Holders.............. 31
   Item 5. Other Information................................................ 32
   Item 6. Exhibits and Reports on Form 8-K................................. 32
SIGNATURES.................................................................. 33
CERTIFICATION............................................................... 34

PART I:  FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS DISCLAIMER
-------------------------------------

This Form 10-Q, First Mutual Bancshares, Inc. contains statements concerning future operations, trends, expectations, plans, capabilities, and prospects of First Mutual Bancshares, Inc. and First Mutual Bank (together, the "Company") that are forward-looking statements for the purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. Statements containing words such as "expect", "anticipate", "suggest", "deemed", "likely", and "considered" generally constitute forward-looking statements. Although the Company believes that the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, operations, and prospects, these forward-looking statements are subject to numerous uncertainties and risks, and actual events, results, and developments will ultimately differ from the expectations and may differ materially from those expressed or implied in such forward-looking statements. Factors which could affect actual results include economic conditions in the Company's market area and the nation as a whole, interest rate fluctuations, the impact of competitive products, services, and pricing, credit risk management, the ability of the Company to control its costs and expenses, loan delinquency rates, and the legislative and regulatory changes affecting the banking industry. These risks and uncertainties should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Company shall not be responsible to update any such forward-looking statements.


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

                          FIRST MUTUAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                  June 30,     December 31,
                                                    2002           2001
                                                ------------   ------------
ASSETS:                                                 (Unaudited)

CASH AND CASH EQUIVALENTS:
  Interest-earning deposits                     $  2,375,538   $  5,761,548
  Noninterest-earning demand deposits
    and cash on hand                               7,225,202      8,853,755
                                                ------------   ------------
                                                   9,600,740     14,615,303
MORTGAGE-BACKED AND OTHER SECURITIES
  AVAILABLE-FOR-SALE                              73,362,739     45,961,301

LOANS RECEIVABLE, HELD-FOR-SALE                    1,822,296      4,475,792

MORTGAGE-BACKED AND OTHER SECURITIES
  HELD-TO-MATURITY                                21,844,238     26,385,652

  LOANS RECEIVABLE                               593,088,621    570,109,616
  RESERVE FOR LOAN LOSSES                         (7,129,196)    (7,032,062)
                                                ------------   ------------
LOANS RECEIVABLE, NET                            585,959,425    563,077,554

ACCRUED INTEREST RECEIVABLE                        3,631,944      3,556,110

LAND, BUILDINGS AND EQUIPMENT, NET                 9,476,506      8,831,022

FEDERAL HOME LOAN BANK (FHLB) STOCK,              10,115,600      9,759,300
     at cost
MORTGAGE SERVICING RIGHTS                             68,848         47,810

OTHER ASSETS                                       2,848,706      1,638,707
                                                ------------   ------------
TOTAL                                           $718,731,042   $678,348,551
                                                ============   ============

                          FIRST MUTUAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Continued)

                                                  June 30,      December 31,
                                                    2002           2001
                                                ------------   ------------
                                                        (Unaudited)
LIABILITIES:
  Deposits:
    Investor custodial checking                 $    352,703   $    228,619
    Money market deposit and
      checking accounts                          119,207,412    108,826,655
    Regular savings                                8,610,521      7,855,528
    Time deposits                                346,923,040    311,986,860
                                                ------------   ------------
               Total deposits                    475,093,676    428,897,662

  Drafts payable                                   1,664,960      1,015,927
  Accounts payable and other liabilities           3,742,343      3,446,997
  Advance payments by borrowers for
    taxes and insurance                            1,786,444      1,662,530
  FHLB advances                                  168,730,730    191,104,138
  Other advances                                     250,000        250,000
  Current tax liability                            2,478,293             --
  Trust Preferred Securities                       9,000,000             --
                                                ------------   ------------
               Total liabilities                 662,746,446    626,377,254

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value-
    Authorized, 10,000,000 shares
    Issued and outstanding, 5,210,144
      and 4,725,966 shares, respectively           5,210,144      4,725,966
  Additional paid-in capital                      37,487,869     31,411,296
  Retained earnings                               12,712,025     16,025,853
  Accumulated other comprehensive income:
    Unrealized income/(loss) on securities
    available-for-sale, net of federal
      income tax                                     574,558       (191,818)
                                                ------------   ------------
               Total stockholders' equity         55,984,596     51,971,297
                                                ------------   ------------
TOTAL                                           $718,731,042   $678,348,551
                                                ============   ============

                          FIRST MUTUAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                  Quarters ended June 30,      Six Months ended June 30,
                                                ---------------------------   ---------------------------
                                                    2002           2001           2002           2001
                                                ------------   ------------   ------------   ------------
                                                                       (Unaudited)
INTEREST INCOME:
  Loans Receivable                              $ 10,592,882   $ 11,780,707   $ 21,391,388   $ 23,370,297
  Interest on AFS Securities                       1,086,279        481,387      1,860,487      1,062,539
  Interest on HTM Securities                         332,123      1,032,662        697,136      2,317,683
  Interest Other                                     159,819        148,184        308,277        301,809
                                                ------------   ------------   ------------   ------------
                                                  12,171,103     13,442,940     24,257,288     27,052,328

INTEREST EXPENSE:
  Deposits                                         3,575,374      5,925,818      7,154,508     12,296,875
  FHLB advances and other                          1,895,191      2,233,276      3,896,130      4,312,542
                                                ------------   ------------   ------------   ------------
                                                   5,470,565      8,159,094     11,050,638     16,609,417
                                                ------------   ------------   ------------   ------------
  Net interest income                              6,700,538      5,283,846     13,206,650     10,442,911

PROVISION FOR LOAN LOSSES                             85,000         50,000        135,000        265,000
                                                ------------   ------------   ------------   ------------
  Net interest income, after provision
  for loan losses                                  6,615,538      5,233,846     13,071,650     10,177,911

OTHER OPERATING INCOME:
  Gain on sales of loans                             205,809        410,119        457,524      1,163,681
  Servicing fees, net of amortization                 29,791         25,752         52,341         66,828
  Gain on sales of investments                       157,443        156,875        157,443        628,663
  Fees on deposits                                   127,582         84,258        229,892        167,153
  Other                                              227,767        191,727        515,135        413,377
                                                ------------   ------------   ------------   ------------
   Total other operating income                      748,392        868,731      1,412,335      2,439,702

BALANCE, carried forward                           7,363,930      6,102,577     14,483,985     12,617,613

                          FIRST MUTUAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (CONTINUED)

                                                                 Quarters ended June 30,      Six Months ended June 30,
                                                               ---------------------------   ---------------------------
                                                                   2002           2001           2002           2001
                                                               ------------   ------------   ------------   ------------
                                                                                      (Unaudited)
BALANCE, brought forward                                       $  7,363,930   $  6,102,577   $ 14,483,985   $ 12,617,613

OPERATING EXPENSES:
  Salaries and employee benefits                                  2,710,325      2,046,098      5,187,412      4,312,378
  Occupancy                                                         558,559        508,874      1,137,240      1,037,219
  Other                                                           1,200,124        945,102      2,286,356      1,814,058
                                                               ------------   ------------   ------------   ------------
  Total other operating expenses                                  4,469,008      3,500,074      8,611,008      7,163,655
                                                               ------------   ------------   ------------   ------------
  Income before Federal Income Tax and Cumulative
    Effect of Adoption of New Accounting Principle                2,894,922      2,602,503      5,872,977      5,453,958

FEDERAL INCOME TAX                                                  978,524        880,437      1,985,771      1,845,507
                                                               ------------   ------------   ------------   ------------

Income before Cumulative Effect of Adoption
  of New Accounting Principle                                     1,916,398      1,722,066      3,887,206      3,608,451

Cumulative effect of Adoption of New Accounting
  Principle, net of federal income tax                                   --             --             --       (155,247)
                                                               ------------   ------------   ------------   ------------
NET INCOME                                                     $  1,916,398   $  1,722,066   $  3,887,206   $  3,453,204
                                                               ============   ============   ============   ============

PER SHARE DATA:
Basic earnings per common share before Cumulative
  Effect of Adoption of New Accounting Principle               $       0.37   $       0.33   $       0.75   $       0.70

Cumulative Effect of Adoption of New Accounting Principle,
  net of federal income tax                                              --             --             --          (0.03)
                                                               ------------   ------------   ------------   ------------
Basic earnings per common share                                $       0.37   $       0.33   $       0.75   $       0.67
                                                               ============   ============   ============   ============

Earnings per common share before cumulative effect of
  Adoption of New Accounting Principle, Assuming Dilution      $       0.36   $       0.33   $       0.74   $       0.69

Cumulative Effect of Adoption of New Accounting Principle,
  net of federal income tax                                              --             --             --          (0.03)
                                                               ------------   ------------   ------------   ------------
Earnings Per Common Share Assuming Dilution                    $       0.36   $       0.33   $       0.74   $       0.66
                                                               ============   ============   ============   ============

WEIGHTED AVERAGE SHARES OUTSTANDING                              5,205,791       5,171,611      5,203,564      5,164,564
                                                               ============   ============   ============   ============
WEIGHTED AVERAGE SHARES OUTSTANDING
  INCLUDING DILUTIVE STOCK OPTIONS                                5,310,505      5,250,415      5,284,230      5,257,613
                                                               ============   ============   ============   ============

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                Common stock         Additional             Employee Stock  Accumulated
                                                ------------          Paid-In     Retained     Ownership   Comprehensive
                                             Shares       Amount      Capital     Earnings     Plan Debt   Income(Loss)    Total
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------
BALANCE, DECEMBER 31, 1999                  4,672,636  $ 4,672,636  $31,116,359  $ 4,527,356  $  (310,739) $  (668,953) $39,336,659
 Options exercised, including tax
   benefit of $6,431                            8,650        8,650       42,186                                              50,836
 Retirement of shares repurchased             (10,000)     (10,000)     (40,000)     (51,874)                              (101,874)
 Repayment of ESOP debt                                                                           212,918                   212,918
 Cash dividends declared ($.20 per share)                                           (933,913)                              (933,913)
 Comprehensive income:
   Net income                                                                      6,599,000                              6,599,000
   Other comprehensive income(loss)-
     Change in unrealized gain on
     securities available-for-sale,
     net of federal income tax                                                                                 753,645      753,645
                                                                                 -----------               -----------  -----------
 Total Comprehensive income                                                        6,599,000                   753,645    7,352,645
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------
BALANCE, DECEMBER 31, 2000                  4,671,286  $ 4,671,286  $31,118,545  $10,140,569  $   (97,821) $    84,692  $45,917,271
                                          ===========  ===========  ===========  ===========  ===========  ===========  ===========
 Options exercised, including tax
   benefit of $117,015                         54,680       54,680      292,751                                             347,431
 Repayment of ESOP debt                                                                            97,821                    97,821
 Cash dividends declared ($.22 per share)                                         (1,036,847)                            (1,036,847)
 Comprehensive income:
   Net income                                                                      6,922,131                              6,922,131
   Other comprehensive income(loss)-
     Change in unrealized gain on
     securities available-for-sale,
     net of federal income tax                                                                                (276,510)    (276,510)
                                                                                 -----------               -----------  -----------
 Total Comprehensive income                                                        6,922,131                  (276,510)   6,645,621
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------
BALANCE, DECEMBER 31, 2001                  4,725,966  $ 4,725,966  $31,411,296  $16,025,853  $        --  $  (191,818) $51,971,297
                                          ===========  ===========  ===========  ===========  ===========  ===========  ===========
 Options exercised, including tax
   benefit of $0                               11,295       11,295       47,314                                              58,609
 10% stock dividend                           472,883      472,883    6,029,259   (6,502,142)                                    (0)
 Cash dividends declared ($.07 per share)                                           (698,892)                              (698,892)
 Comprehensive income:
   Net income                                                                      3,887,206                              3,887,206
   Other comprehensive income(loss)-
     Change in unrealized gain on
     securities available-for-sale,
     net of federal income tax                                                                                 766,376      766,376
                                                                                 -----------               -----------  -----------
 Total Comprehensive income                                                        3,887,206                   766,376    4,653,582
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------
BALANCE, JUNE 30, 2002                      5,210,144  $ 5,210,144  $37,487,869  $12,712,025  $        --  $   574,558  $55,984,596
                                          ===========  ===========  ===========  ===========  ===========  ===========  ===========

                          FIRST MUTUAL BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Six months ended June 30,
                                                                 ---------------------------
                                                                     2002           2001
                                                                 ------------   ------------
                                                                         (Unaudited)
OPERATING ACTIVITIES:
 Net income                                                      $  3,887,206   $  3,453,204
 Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
   Provision for loan losses                                          135,000        265,000
   Depreciation and amortization                                      414,912        565,073
   Deferred loan origination fees, net of accretion                  (195,942)      (336,945)
   Amortization of mortgage servicing rights                           21,993          5,756
   Gain on sales of loans                                            (457,523)      (998,454)
   Gain on sale of repossessed real estate                                 --         (9,296)
   Gain on sale of securities available-for-sale                     (157,443)      (206,832)
   Gain on sale of other investments                                       --       (421,830)
   FHLB stock dividends                                              (293,700)      (263,400)
   Changes in operating assets & liabilities:
     Loans receivable held-for-sale                                 2,653,496     (2,782,197)
     Accrued interest receivable                                      (75,834)       464,849
     Other assets                                                  (1,209,999)      (340,144)
     Drafts payable                                                   649,033       (765,048)
     Accounts payable and other liabilities                           258,439       (406,251)
     Federal income taxes                                           2,478,293       (379,463)
     Advance payments by borrowers for taxes and insurance            123,914        139,884
                                                                 ------------   ------------
   Net cash provided (used) by operating activities                 8,231,845     (2,016,094)

INVESTING ACTIVITIES:
 Loan originations                                               (123,697,916)  (124,989,383)
 Loan principal repayments                                         92,765,138     78,889,769
 Increase in undisbursed loan proceeds                              8,141,329     (4,296,604)
 Principal repayments & redemptions on
   mortgage-backed and other securities                             7,440,951     29,608,027
 Purchase of mortgage-backed securities available-for-sale        (39,526,461)    (2,996,250)
 Purchase of mortgage-backed and other securities                    (250,000)            --
 Purchases of premises and equipment                               (1,063,189)    (1,022,182)
 Purchase of FHLB stock                                               (62,600)      (233,100)
 Proceeds from sale of loans                                               --      1,146,155
 Proceeds from other investments                                           --        430,307
 Proceeds from sale of securities                                  10,787,110      7,717,947
 Proceeds from sale of real estate held-for-sale                           --      1,433,584
                                                                 ------------   ------------
   Net cash used by investing activities                          (45,465,638)   (14,311,730)

                          FIRST MUTUAL BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                  Six months ended June 30,
                                                                 ---------------------------
                                                                     2002           2001
                                                                 ------------   ------------
                                                                         (Unaudited)
FINANCING ACTIVITIES:
     Net increase (decrease) in deposit accounts                   39,194,782    (13,637,066)
     Interest credited to deposit accounts                          7,001,231     12,317,974
     Proceeds from Trust Preferred Securities                       9,000,000             --
     Proceeds from advances                                       124,158,892    139,175,000
     Repayment of advances                                       (146,532,300)  (123,068,000)
     Dividends paid                                                  (661,985)      (468,425)
     Proceeds from exercise of stock options                           58,609        148,101
     Repayment of employee stock ownership plan debt                       --         97,821
                                                                 ------------   ------------
     Net cash provided by financing activities                     32,219,229     14,565,405
                                                                 ------------   ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                          (5,014,564)    (1,762,419)

CASH & CASH EQUIVALENTS:
  Beginning of year                                                14,615,303      6,998,992
                                                                 ------------   ------------

  End of quarter                                                 $  9,600,739   $  5,236,573
                                                                 ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
           INFORMATION:
     Loans originated for mortgage banking activities            $ 33,389,528   $ 53,905,686
                                                                 ============   ============

     Loans originated for investment activities                  $123,697,916   $124,989,383
                                                                 ============   ============

     Proceeds from sales of loans held-for-sale                  $ 36,043,024   $ 51,123,489
                                                                 ============   ============

     Cash paid during the Six months ended June 30 for:
            Interest                                             $ 11,018,064   $ 16,733,436
                                                                 ============   ============
            Income taxes                                         $  1,540,000   $  2,029,500
                                                                 ============   ============
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:

     Loans securitized into securities available-for-sale        $ 14,485,309             --
     Loans transferred from real estate held-for-sale, net       $         --   $ (1,352,611)

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

NOTE 2.

MORTGAGE-BACKED AND OTHER SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair value of securities available-for-sale at June 30, 2002, and December 31, 2001 are summarized as follows:

                                          Gross          Gross        Estimated
                         Amortized     unrealized     unrealized        fair
                           cost           gains         losses          value
                       ------------   ------------   ------------   ------------
JUNE 30, 2002:
Freddie Mac securities $  5,059,229   $    112,147   $         --   $  5,171,376
Fannie Mae securities    67,432,967        881,284        122,888     68,191,363
                       ------------   ------------   ------------   ------------
                       $ 72,492,196   $    993,431   $    122,888   $ 73,362,739
                       ============   ============   ============   ============

DECEMBER 31, 2001:
Freddie Mac securities $  5,276,304   $     13,813   $      5,779   $  5,284,338
Fannie Mae securities    40,975,631         59,065        357,733     40,676,963
                       ------------   ------------   ------------   ------------
                       $ 46,251,935   $     72,878   $    363,512   $ 45,961,301
                       ============   ============   ============   ============

NOTE 3.

MORTGAGE-BACKED AND OTHER SECURITIES HELD-TO-MATURITY

The amortized cost and estimated fair value of mortgage-backed and other securities are summarized as follows:

                                          Gross          Gross        Estimated
                         Amortized     unrealized     unrealized        fair
                           cost           gains         losses          value
                       ------------   ------------   ------------   ------------
JUNE 30, 2002:
Fannie Mae securities  $ 19,430,814   $    683,207   $         --   $ 20,114,021
Freddie Mac securities    1,026,963         10,239             --      1,037,202
Municipal bonds           1,342,820             --          3,993      1,338,827
REMICS                       43,641          1,106             --         44,747
                       ------------   ------------   ------------   ------------
                       $ 21,844,238   $    694,552   $      3,993   $ 22,534,797
                       ============   ============   ============   ============

DECEMBER 31, 2001:
Fannie Mae securities  $ 24,068,746   $    497,926   $         --   $ 24,566,672
Freddie Mac securities    1,103,892          7,459             --      1,111,351
Municipal bonds           1,112,852             --          1,580      1,111,272
REMICs                      100,162            999             17        101,144
                       ------------   ------------   ------------   ------------
                       $ 26,385,652   $    506,384   $      1,597   $ 26,890,439
                       ============   ============   ============   ============

NOTE 4.
NONPERFORMING ASSETS

The Bank had nonperforming assets as follows:
                                                      June 30,     December 31,
                                                        2002           2001
                                                    ------------   ------------
Nonperforming loans                                 $    338,451   $    498,033
Real Estate and Repossessed assets held-for-sale          37,561         22,587
                                                    ------------   ------------
Total Nonperforming Assets                          $    376,012   $    520,620
                                                    ============   ============

At June 30, 2002, and December 31, 2001, the Bank had no material impaired loans as defined under Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan."

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for quarters ending June 30, 2002, and June 30, 2001:

                                                     Income         Shares       Per share
                                                  (numerator)   (denominator)      amount
                                                  ---------------------------------------------
Quarter ended June 30, 2002
  Basic EPS:
    Income available to common shareholders       $  1,916,398      5,205,791   $       0.37
                                                                                ============
  Effect of dilutive stock options                          --        104,714
                                                  ------------   ------------
  Diluted EPS:
    Income available to common shareholders
      plus assumed stock options exercised        $  1,916,398      5,310,505   $       0.36
                                                  ============   ============   ============

Six months ended June 30, 2002
  Basic EPS:
    Income available to common shareholders       $  3,887,206      5,203,564   $       0.75
                                                                                ============
  Effect of dilutive stock options                          --         80,666
                                                  ------------   ------------
  Diluted EPS:
    Income available to common shareholders
      plus assumed stock options exercised        $  3,887,206      5,284,230   $       0.74
                                                  ============   ============   ============


Quarter ended June 30, 2001
  Basic EPS:
    Income available to common shareholders       $  1,722,066      5,171,611   $       0.33
                                                                                ============
  Effect of dilutive stock options                          --         78,804
                                                  ------------   ------------
  Diluted EPS:
    Income available to common shareholders
      plus assumed stock options exercised        $  1,722,066      5,250,415   $       0.33
                                                  ============   ============   ============

Six months ended June 30, 2001
  Basic EPS:
    Income available to common shareholders       $  3,453,204      5,164,564   $       0.67
                                                                                ============
  Effect of dilutive stock options                          --         93,049
                                                  ------------   ------------
  Diluted EPS:
    Income available to common shareholders
      plus assumed stock options exercised        $  3,453,204      5,257,613   $       0.66
                                                  ============   ============   ============

NOTE 6.

RATE VOLUME ANALYSIS                                SECOND QUARTER 2002                    SIX MONTHS ENDED JUNE 30, 2002
(Dollars in thousands)                                       VS                                          VS
                                                    SECOND QUARTER 2001                    SIX MONTHS ENDED JUNE 30, 2001
                                                 INCREASE (DECREASE) DUE TO                  INCREASE (DECREASE) DUE TO
                                                                        TOTAL                                       TOTAL
                                              VOLUME        RATE        CHANGE            VOLUME        RATE        CHANGE
--------------------------------------------------------------------------------        ------------------------------------
INTEREST INCOME
  Investments:
    Available-for-sale securities           $      580   $       25   $      605        $      880   $      (82)  $      798
    Held-to-maturity securities                   (683)         (18)        (701)           (1,160)        (461)      (1,621)
    Other equity investments                        52          (40)          12                67          (60)           7
                                            ----------   ----------   ----------        ----------   ----------   ----------
    Total investments                              (51)         (33)         (84)             (213)        (603)        (816)

  Loans:
    Residential                                   (146)        (382)        (528)              (98)        (516)        (614)
    Residential construction                        61         (111)         (50)              101         (380)        (279)
    Multifamily                                    357         (594)        (237)              696       (1,197)        (501)
    Multifamily construction                      (218)        (130)        (348)             (424)        (274)        (698)
    Commercial real estate and Business            716         (852)        (136)            1,675       (1,669)           6
    Commercial real estate construction             31           (8)          23                72          (87)         (15)
    Consumer & Other                               231         (144)          87               441         (320)         121
                                            ----------   ----------   ----------        ----------   ----------   ----------
    Total loans                                  1,032       (2,221)      (1,189)            2,463       (4,443)      (1,980)
                                            ----------   ----------   ----------        ----------   ----------   ----------

      Total interest income                        981       (2,254)      (1,273)            2,250       (5,046)      (2,796)

INTEREST EXPENSE
  Deposits:
    Money market deposit and checking               84         (347)        (263)              172         (841)        (669)
    Regular savings                                  1          (14)         (13)               (1)         (30)         (31)
    Time deposits                                  (97)      (1,978)      (2,075)             (590)      (3,853)      (4,443)
                                            ----------   ----------   ----------        ----------   ----------   ----------
    Total deposits                                 (12)      (2,339)      (2,351)             (419)      (4,724)      (5,143)

  FHLB advances and other                          472         (810)        (338)            1,364       (1,780)        (416)
                                            ----------   ----------   ----------        ----------   ----------   ----------
    Total interest expense                         460       (3,149)      (2,689)              945       (6,504)      (5,559)

    Net interest income                     $      521   $      895   $    1,416        $    1,305   $    1,458   $    2,763
                                            ==========   ==========   ==========        ==========   ==========   ==========

NOTE 7.
SEGMENTS

Effective January 1, 2002 management implemented a fundamental change in the way that it views the segments within the Bank. Previously management had identified three segments of business: consumer banking, residential lending, and commercial lending. Management has re-evaluated the composition of the segments and combined the consumer and residential segments as well as added an additional segment: Investment Securities. Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting. The management reporting process measures the performance of the operating segments based on the management structure of the Bank and is not necessarily comparable with similar information for any other financial institution. The Bank's operating segments are defined by product type and customer segments. The Bank continues to enhance its segment reporting process methodologies. These methodologies are based on the Bank's management reporting process, which assigns certain balance sheet and income statement items to the responsible operating segment. New methodologies that are now applied to the measurement of segment profitability include:

        A new funds transfer pricing system, which allocates actual net interest income between funds users, is based upon the funding needs and the relative duration of the loans or securities within each segment.

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

Historical periods have been restated to conform to this new presentation. Under the new structure, the reportable segments include the following:

Consumer lending includes residential and home equity lending, direct consumer loans, and consumer dealer financing contracts. Residential lending offers conventional, or government-insured loans to borrowers to purchase, refinance, or build homes secured by one-to-four-unit family dwellings. Consumer loans include lines of credit and loans for purposes other than home ownership. Included within the consumer lending segment is a mortgage banking operation, which sells loans in the secondary mortgage market. The mortgage banking operation may choose to retain or sell the right to service the loans sold (i.e., collection of principal and interest payments) depending upon market conditions.

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

These segments are managed separately because each business requires different processes and different marketing strategies to reach the customer base that purchases those products and services. All three segments derive a majority of their revenue from interest, and management relies primarily on net interest revenue in managing these segments. No single customer provides more than 10% of the Bank's revenues.

Equity capital commensurate with the risk weight of segment assets has been allocated to simulate the operating capital level required by the Bank's regulators.

Financial information for the Company's segments is shown below for June 30, 2002, 2001 and 2000:

                                                        CONSUMER         COMMERCIAL         SECURITY
QUARTER ENDED JUNE 30:                                   LENDING           LENDING         INVESTMENTS         TOTALS
----------------------                                   -------           -------         -----------         ------
Interest income                            2002       $ 2,874,064       $ 7,718,607       $ 1,578,432       $12,171,103
                                           2001         3,202,322         8,577,888         1,662,730        13,442,940
                                           2000         2,774,681         7,930,667         1,746,568        12,451,916

Interest Expense                           2002         1,230,753         2,968,912         1,270,900         5,470,565
                                           2001         1,947,901         4,666,613         1,544,580         8,159,094
                                           2000         1,676,828         4,235,893         1,483,174         7,395,895

Net Interest Income                        2002         1,643,311         4,749,695           307,532         6,700,538
                                           2001         1,254,421         3,911,275           118,150         5,283,846
                                           2000         1,097,853         3,694,774           263,394         5,056,021

Provision for loan losses                  2002            25,993            59,007                --            85,000
                                           2001            15,455            34,545                --            50,000
                                           2000            30,910            69,090                --           100,000

Net interest income, after provision       2002         1,617,318         4,690,688           307,532         6,615,538
  for loan losses                          2001         1,238,966         3,876,730           118,150         5,233,846
                                           2000         1,066,943         3,625,684           263,394         4,956,021

Noninterest income                         2002           267,253           293,826           187,313           748,392
                                           2001           472,429           222,015           174,287           868,731
                                           2000           185,226           128,267            26,066           339,559

Noninterest expense                        2002         1,502,689         2,614,069           352,250         4,469,008
                                           2001         1,303,342         1,992,484           204,248         3,500,074
                                           2000         1,017,232         1,575,136           259,863         2,852,231

Income before federal income taxes         2002           381,882         2,370,445           142,595         2,894,922
                                           2001           408,053         2,106,261            88,189         2,602,503
                                           2000           234,937         2,178,815            29,597         2,443,349

Federal income taxes                       2002           129,840           805,951            42,733           978,524
                                           2001           138,738           716,129            25,570           880,437
                                           2000            79,879           740,797             6,947           827,623

Net income                                 2002           252,042         1,564,494            99,862         1,916,398
                                           2001           269,315         1,390,132            62,619         1,722,066
                                           2000           155,058         1,438,018            22,650         1,615,726

Total Interest Earning assets              2002       160,233,123       434,946,950       107,698,115       702,878,188
  (Ending period balances)                 2001       151,434,161       405,300,361        97,800,475       654,534,997
                                           2000       138,863,542       352,736,595       118,078,354       609,678,491

NOTE 7.
SEGMENTS (CONTINUED)

                                                        CONSUMER         COMMERCIAL         SECURITY
YEAR-TO-DATE ENDED JUNE 30:                              LENDING            LENDING        INVESTMENTS         TOTALS
---------------------------                              -------            -------        -----------         ------
Interest income                            2002       $ 5,763,572      $ 15,627,414       $ 2,866,302      $ 24,257,288
                                           2001         6,085,660        17,282,370         3,684,298        27,052,328
                                           2000         5,376,539        15,577,540         3,488,665        24,442,744

Interest Expense                           2002         2,528,440         6,116,943         2,405,254        11,050,637
                                           2001         3,775,551         9,509,999         3,323,866        16,609,416
                                           2000         3,219,943         8,316,468         2,773,470        14,309,881

Net Interest Income                        2002         3,235,132         9,510,471           461,048        13,206,651
                                           2001         2,310,109         7,772,371           360,432        10,442,912
                                           2000         2,156,596         7,261,072           715,195        10,132,863

Provision for loan losses                  2002            41,448            93,552                --           135,000
                                           2001            81,913           183,087                --           265,000
                                           2000            71,093           158,907                --           230,000

Net interest income, after provision       2002         3,193,684         9,416,919           461,048        13,071,651
  for loan losses                          2001         2,228,196         7,589,284           360,432        10,177,912
                                           2000         2,085,503         7,102,165           715,195         9,902,863

Noninterest income                         2002           583,442           617,712           211,181         1,412,335
                                           2001         1,354,230           413,958           671,514         2,439,702
                                           2000           622,942           286,934            52,083           961,959

Noninterest expense                        2002         2,956,456         5,012,362           642,189         8,611,007
                                           2001         2,507,400         4,125,240           531,015         7,163,655
                                           2000         2,163,050         3,228,970           536,113         5,928,133

Income before federal income taxes         2002           820,670         5,022,269            30,040         5,872,979
  and cumulative effect of adoption        2001         1,075,026         3,878,002           500,931         5,453,959
  of New  Accounting principle             2000           545,395         4,160,129           231,165         4,936,689

Federal income taxes                       2002           279,028         1,707,571              (828)        1,985,771
                                           2001           365,509         1,318,520           161,478         1,845,507
                                           2000           185,434         1,414,444            73,789         1,673,667

Income before Cumulative Effect of         2002           541,642         3,314,698            30,868         3,887,206
  Adoption of New Accounting Principle     2001           709,517         2,559,482           339,453         3,608,452
                                           2000           359,961         2,745,685           157,376         3,263,022

Cumulative effect of Adoption of New       2002                --                --                --                --
  Accounting Principle, net of federal     2001          (155,247)               --                --          (155,247)
  income tax                               2000                --                --                --                --

Net income                                 2002           541,642         3,314,698            30,868         3,887,206
                                           2001           554,270         2,559,482           339,453         3,453,204
                                           2000           359,961         2,745,685           157,376         3,263,022

Total Interest Earning assets (Averages)   2002       153,146,576       424,580,671       105,565,733       683,292,980
                                           2001       149,448,730       394,644,194       109,856,408       653,949,332
                                           2000       136,016,911       351,212,214       116,915,023       604,144,148

NOTE 8.
TRUST PREFERRED SECURITIES ISSUANCE

During the second quarter of 2002 the Financial Holding Company formed a subsidiary whose sole purpose was to issue $9.0 million in Trust Preferred Securities through a pool sponsored by Bear Stearns & Co. Inc., Regional Advisor's Alliance and other brokers. Under the terms of the transaction the Trust Preferred Securities will have a maturity of 30 years and are redeemable after five years with certain exceptions. The floating-rate securities have a 5.52% interest rate, which will reset quarterly at the three-month LIBOR rate plus 3.65%. The Trust Preferred Securities will be recorded as a liability on the Statement of Financial Condition, but are expected to qualify as Tier 1 capital for regulatory capital purposes. The proceeds from the offering will be used to fund the stock repurchase of approximately 20% of the shares outstanding.

In connection with the Trust Preferred Securities issuance, the Bank entered into a swap agreement with the Federal Home Loan Bank of Seattle (FHLB) in order to fix the interest rate on the issuance. Under the terms of the swap agreement, the Bank receives the equivalent of three-month LIBOR and pays the FHLB a fixed rate of interest equal to the five-year swap curve, as of the trade date, based upon the notional value of the contract. This transaction is intended to be a highly effective cash flow hedge as defined by FAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.

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

First Mutual Bank (the "Bank") is a Washington-chartered savings bank subject to regulation by the State of Washington Department of Financial Institutions and the Federal Deposit Insurance Corporation ("FDIC"). The Bank conducts business from its headquarters in Bellevue, Washington, and has ten full-service facilities located in Bellevue (3), Kirkland (2), Redmond, Seattle (2), Issaquah, and Monroe. The Bank also has income property loan production offices located in Bellingham and Tacoma, Washington, and a consumer loan office located in Jacksonville, Florida. The Bank ceased its retail banking operations in its Bellingham Branch facility effective March 29, 2002. The Bank's business consists mainly of attracting deposits from the general public as well as wholesale funding sources, and investing those funds primarily in real estate loans, small and mid-sized business loans, and consumer loans. In addition to portfolio lending, the Bank conducts a mortgage banking operation.

On June 20, 2002 the Company formed a new subsidiary, First Mutual Capital Trust I, for the sole purpose of issuing $9,000,000 in Trust Preferred Securities through a pool sponsored by Bear Stearns & Co. Inc., Regional Advisor's Alliance, and other brokers. The Company owns 100% or 279 common shares ($279,000) in the trust subsidiary. The transaction was completed on June 27, 2002. The proceeds of the offering will be used to fund a stock repurchase of approximately 20% of the shares outstanding in a private transaction.

RESULTS OF OPERATIONS
---------------------

         Net Income
         ----------
Net income increased 11.8%, from $1.7 million in the second quarter of 2001 to $1.9 in the same period of 2002. The improvement in net income is a reflection of a significant decrease in interest expense, which was partially offset by a 28% rise in operating expenses.

         Net Interest Income
         -------------------
Net interest income increased $1.4 million, or 26.8%, in the second quarter of 2002 as contrasted with the same quarter in 2001. Year-to-date net interest income has increased $2.8 million, or 26.5%, rising from $10.4 million for the first half of 2001 to $13.2 million for the same period this year. Net interest income improved as a result of both a decrease in the rates paid on interest-bearing liabilities and an increase in earning-assets. The net positive impact from the decrease in interest rates totaled $895,000 for the second quarter this year. Additionally the continued increase in interest-earning assets contributed $521,000 for the quarter. Year-to-date the change in interest rates provided $1.5 million to net income and the rise in interest-earning assets amounted to $1.3 million, for a total change of $2.8 million.

The net interest margin (as illustrated below) increased over the prior year as a result of the cost of funds dropping faster than the yield on earning assets. The cost of funds, as measured by the ratio of interest expense/average earning assets, has declined from 5.11% at June 30, 2001, to its current rate of 3.21% -- a drop of 1.9%. The yield on earning assets, as measured by the ratio of interest income/average earning assets, also fell, but at a much slower pace, from 8.42% a year ago to 7.15%, a decrease of 1.27%. While the funding costs have declined 37% over the last year, the yield on loans and investments has only dropped 15%.

Quarter Ended                       Net Interest Margin
-------------                       -------------------
June 30, 2001                               3.31%
September 30, 2001                          3.23%
December 31, 2001                           3.50%
March 31, 2002                              3.94%
June 30, 2002                               3.94%

The Bank is currently positively gapped (more one-year assets than liabilities) by 15%, which means that rising rates would improve the net interest margin, while falling rates would be adverse. The Bank's simulation model, however, suggests that the negative impact from a change in rates is not as dramatic as the Gap report might indicate. The latest simulation model report shows a .06% decrease in net interest income if interest rates rise 200 basis points, and a 2.08% decline if rates fall by the same amount.

The provision for loan losses increased from $50,000 in the second quarter of 2001 to $85,000 in the like period in 2002. Year-to-date the provision for loan losses totaled $135,000 as compared to $265,000 for the first six months of 2001. The provision for loan losses reflects the amount deemed appropriate to produce an adequate reserve for possible loan losses inherent in the risk characteristics of the Bank's loan portfolio. In determining the appropriate reserve balance, the Bank takes into consideration the local and national economic outlook and the historical performance of the loan portfolio.

         Other Operating Income
         ----------------------
Other operating income consisted of the following:

                                         Three Months                       Six Months
                                         Ended June 30                     Ended June 30
                                  -----------------------------     -----------------------------
                                      2002             2001             2002             2001
                                  ------------     ------------     ------------     ------------
SFAS 133 Gain                     $     29,000     $    185,000     $     31,000     $    272,000
Secondary Market Fees/(Costs)          152,000           96,000          384,000          (81,000)
Mortgage Servicing Rights               25,000          100,000           43,000          114,000
Sale of Servicing Rights                     0           29,000                0          859,000
                                  ------------     ------------     ------------     ------------
GAIN ON SALES OF LOANS:           $    206,000     $    410,000     $    458,000     $  1,164,000

SERVICING FEES                    $     30,000     $     26,000     $     52,000     $     67,000

GAIN ON SALE OF INVESTMENTS       $    157,000     $    157,000     $    157,000     $    629,000

FEES ON DEPOSITS                  $    127,000     $     84,000     $    230,000     $    167,000

OTHER INCOME:
     Miscellaneous Loan Fees            76,000           16,000          199,000           44,000
     Late Charges                       30,000           23,000           52,000           47,000
     Official Check Income              34,000           29,000           65,000           55,000
     Other                              88,000          124,000          199,000          267,000
                                  ------------     ------------     ------------     ------------
   SUBTOTAL                       $    228,000     $    192,000     $    515,000     $    413,000
                                  ------------     ------------     ------------     ------------

                                  ============     ============     ============     ============
TOTAL                             $    748,000     $    869,000     $  1,412,000     $  2,440,000
                                  ============     ============     ============     ============

Other operating income decreased to $748,000 in the second quarter of 2002 as compared to $869,000 in the same quarter in 2001. Year-to-date other operating income also declined from $2.4 million to $1.4 million. The 14% drop for the quarter and the 42% drop for the first six months of the year were mainly attributable to declines in the gain on sales of loans.

GAIN ON SALES OF LOANS. Gain on sales of loans totaled $206,000 for the quarter as compared to $410,000 for the second quarter ended June 30, 2001. Year-to-date gain on sales of loans declined $706,000 from $1,164,000 at the end of June last year to $458,000 this year. A number of factors contributed to the change: the mark-to-market of interest rate locks on loans pending sale and forward sale commitments into the secondary market (pursuant to SFAS No. 133), secondary market fees, capitalization of mortgage servicing rights, and sale of servicing rights.

SFAS No. 133 is the accounting guidance applicable to derivative financial instruments. This standard requires that all interest rate locks on loans pending sale and forward sale commitments, which are considered to be derivatives, be marked to market. In the second quarter of last year, because of a favorable rate movement for forward loan commitments, the mark-to-market gain was $207,000. The mark-to-market gain for the same period this year was $12,000. The Bank does not currently have any outstanding forward commitments, nor does it expect to acquire any significant amount in the forthcoming quarter. As a result, the Bank does not anticipate any material gains or losses in the third quarter from the mark-to-market of forward loan commitments. Year-to-date the SFAS 133 impact is similar to the second quarter results. For the first six months of 2001, the mark-to-market net gain on forward loan commitments and interest rate locks totaled $272,000 as compared to a net gain of $31,000 for the like period in 2002.

Secondary market fees are the cash gains or losses from the sale of loans into the secondary market. Cash gains in the second quarter of 2002 amounted to $152,000 on loan sales of $19.7 million, compared to $96,000 on sales of $42.7 million in the same quarter of 2001. Year-to-date the gain in 2002 is $384,000 on loan sales of $36.0 million compared to a loss of $81,000 on sales of $53.4 million last year. Included in secondary marketing fees are pair-off fees. Pair-off fees, which are a routine secondary marketing activity, are the resulting gain or loss incurred when a forward loan commitment position is settled. The resulting gain or loss is largely dependent upon the movement of mortgage rates. Pair-off losses tied to the hedging activities of residential loans being held-for-sale totaled $41,000 for the second quarter of 2002 as compared to $24,000 for the same period last year. For the first six months of 2002, pair-off losses amounted to $67,000 compared to $320,000 for 2001. In 2001, during a period when the Bank was more active in its mortgage banking activities, rates fell throughout the year making the hedging of interest rates more difficult. Currently the Bank does not have any outstanding forward loan commitments and does not anticipate acquiring any significant amounts. As a result, the Bank does not anticipate any material gains or losses associated with pair-off fees during the third quarter. Benefiting secondary market fees this year was the sale of home improvement loans. The Bank recognized $110,000 in pre-tax income in the second quarter of 2002 and $264,000 year-to-date as compared to $69,000 in the same period last year and $120,000 for the first six months of 2001.

Another area affected by accounting guidance is loans sold with the servicing rights retained. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, the Bank is required to capitalize internally generated mortgage servicing rights (MSR's). The Bank sold $10.6 million in loans with retained servicing rights and recorded gains of $100,000 during the second quarter of 2001; those figures compare to $25,000 in gains on $7.9 million in loan sales in the like quarter of this year. Year-to-date capitalized mortgage servicing rights totaled $43,000 as compared to $114,000 for the like period in 2001. The comparative loan sales for loans with retained servicing rights were $15.7 million for the first six months of 2002 and $14.2 million for the first and second quarters of 2001. Also affecting gains on servicing rights is the periodic analysis of the calculation used to determine the capitalization value for the internally generated MSR's. Based on a recent assessment, the value used to capitalize an MSR has declined approximately 10 basis points from the valuation used in year 2001.

The fourth and final piece of the gain on sales of loans total is the gains realized from the sale of servicing rights. Gains realized from the sale of servicing rights totaled $29,000 for the second quarter of 2001 and $859,000 for the first six months of last year. There were no comparable gains this year. Last year the Bank executed a bulk sale of $78 million in servicing rights. A pending sale of $20 million in servicing rights will be settled in the third quarter. The estimated gain from that sale is $227,000.

SERVICING FEES, NET OF AMORTIZATION. Servicing fees have increased $4,000, or 15.7%, for the second quarter of 2002 as compared to the like quarter last year, due to an increase in the mortgage servicing portfolio. The servicing portfolio totaled $65.5 million at June 30, 2002, as compared to $46.7 million a year ago. Year-to-date servicing fee income amounted to $52,000 for the first six months of 2002 and $67,000 for the like period last year. The year-to-date servicing fee income last year benefited from sub-servicing fees on the $78 million sale. That arrangement was concluded in March 2001. The Bank is preparing to sell the servicing rights underlying approximately $20 million in loans during the third quarter of 2002. As a result, the amount of income from this source is anticipated to decline for the second half of the year.

GAIN ON SALES OF INVESTMENTS. Gain on sales of investment securities, held-for-sale, were the same, at $157,000, in the second quarter for both years. Gains this year included a delayed payment of $26,000 on a limited partnership interest sold last year and $131,000 from the sale of $10.7 million of security investments. Last year in the second quarter, gains amounted to $157,000 on $4.8 million in security sales. Year-to-date the gains totaled $157,000 for this year and $629,000 in 2001. Last year the Bank, along with the other limited partners, sold its interest in an ATM network. The pre-tax gain amounted to $422,000. Total security sales last year amounted to $207,000 on $8.2 million of investment securities.

In the third quarter, security sales totaling $15.2 million have settled. Pre-tax gains on those sales are estimated to be $129,000.

FEE INCOME ON DEPOSITS. Fee income from deposits is up $43,000, or 51%, on a quarter-to-quarter comparison. Virtually all of that increase came from improved fee income on checking accounts. Year-to-date income is up 38% as compared to the prior year, with checking account fees accounting for most of that improvement. The Bank expects fee income from this source to continue to show an increase, although not at the rate experienced in the last two years.

OTHER INCOME. Other income totaled $228,000 compared to $192,000 in the second quarter of last year. For the first six months of 2002, other income amounted to $515,000 as compared to $413,000 for the like period the previous year. The rise in other income is mainly due to an increase in miscellaneous loan fees, late charges, and fees derived from the issuance of official checks.

Miscellaneous loan fees increased $23,000 during the second quarter of 2002 as compared to the same quarter a year ago. The year-to-date figures have risen as well, from $194,000 for the first half of 2001 to $283,000 for the like period in 2002. The increase was mainly attributable to loan prepayment fees and brokered loan fees. Loan prepayment fees contributed $41,000 for the quarter and $142,000 year-to-date. There was no comparable figure for the second quarter of 2001, although for the first six months of 2001, these fees amounted to $25,000. Brokered loan fees increased $18,000 on a quarterly comparison and $38,000 year-to-date. Late charges have also increased on a quarterly and year-to-date basis. Second quarter late fees rose $7,000 on a quarter-to-quarter comparison and $5,000 on a year-to-date comparative basis. Over the past year the loan portfolio has grown $62 million. Income from the issuance of official checks has continued to rise. Last year the Bank changed vendors that provide official check services to the Bank. The Bank shares in the interest earned on the outstanding check balances. By changing vendors the amount of fee income earned increased $5,000 for the quarter and $9,000 on a year-to-date comparison.

         Operating Expenses
         ------------------
Operating expenses consisted of the following:

                                          Three Months                      Six Months
                                          Ended June 30,                   Ended June 30,
                                  -----------------------------     -----------------------------
                                      2002             2001             2002             2001
                                  ------------     ------------     ------------     ------------
SALARIES AND BENEFITS             $  2,710,000     $  2,046,000     $  5,188,000     $  4,312,000

OCCUPANCY                         $    559,000     $    509,000        1,137,000        1,037,000

OTHER EXPENSES:
   Marketing/Investor Relations        249,000          136,000          367,000          253,000
   Outside Services                     63,000           41,000          150,000           78,000
   Legal Fees                          125,000          110,000          260,000          158,000
   Other                               763,000          658,000     $  1,509,000     $  1,325,000
                                  ------------     ------------     ------------     ------------
     SUBTOTAL                     $  1,200,000     $    945,000     $  2,286,000     $  1,814,000
                                  ------------     ------------     ------------     ------------

TOTAL                             $  4,469,000     $  3,500,000     $  8,611,000     $  7,163,000
                                  ============     ============     ============     ============

Salaries and employee benefits costs rose $664,000, or 32%, for the second quarter of 2002 as compared to the previous year. A number of factors have contributed to that increase to include a rise in loan officer commission expense, a growth in base compensation, and an annual salary increase.

Loan officer commissions were up 42% on a quarter-to-quarter comparison even though overall loan originations have decreased for the quarter by 19%. The bulk of the increase in commissions for the quarter came from the Business Banking area. The commission structure in this area is not strictly based on loan volume; there are other factors involved to include funds acquisition.

For the quarter, base compensation including payroll taxes increased 36%, or $514,000, compared to second quarter last year. This jump is due in part to the 4% annual salary increase that occurred in December 2001 and the rise in the number of employees at the Bank. The staffing levels at the Bank grew from 139 employees at June 30, 2001, to 160 this year. Over half of those new employees were recruited to the Bank to support the Business Banking and Consumer Lending activities. In addition to an increased number of employees, compensation expense rose as a result of more experienced individuals being added to the staff. That is, the new employees were generally highly skilled individuals, commanding greater levels of compensation.

Year-to-date salaries and employee benefits costs have also increased over last year by $875,000, or 20%. Like the results for the second quarter, increases in staffing over the past year coupled with higher loan officer commissions contributed to the rise. Partially offsetting the rise for the first six months was the incentive bonus that was accrued during the first quarter of last year.

As was mentioned earlier, 21 new employees have been hired since June 30, 2001. This coupled with the fact that the cost per employee is higher than normal due to their skills and experience has had a significant impact on the Bank's compensation and benefits expense.

Last year during the first quarter the Bank accrued a staff incentive bonus of $250,000 that was later reversed during the third quarter when it was apparent that the pre-set goals were not going to be met for the year. For the current year there have been no accruals of this nature.

Occupancy expense rose $50,000, or 9.8% on a quarter-to-quarter basis; year-to-date the increase totaled $100,000, or 9.6%. Adding to occupancy expense was the opening of the Juanita Branch last summer, and the expansion of leased space at the Bellevue Headquarters.

Other operating expenses increased $255,000, or 27%, from $945,000 in the second quarter of 2001 to $1.2 million in the same period of this year. Year-to-date other expenses have increased $472,000, or 26% over the first half of 2001. The largest elements were marketing/investor relations, outside services, and legal expense.

Marketing/investor relations expenses increased $112,000 quarter-over-quarter and $114,000 on a year-to-date comparison. A marketing director has recently joined the Bank, and more emphasis is now being placed on brand and product development.

Outside services for the second quarter of 2002 totaled $63,000 and $150,000 for the first six months of the year. The totals for 2001 for the like periods were $41,000 and $78,000, respectively. The increase for both second quarter and the first six months of the year is principally due to the engagement of several consultants. The Bank contracted with a compensation consultant to review its compensation plans, and with a second consultant to review and make recommendations regarding the residential loan area. The expenses associated with those engagements totaled $27,000 for the second quarter of 2002 and $72,000 year-to-date. There were no comparable expenses in the first six months of 2001. The Bank expects consulting expense to moderate in the third and fourth quarters.

FINANCIAL CONDITION
-------------------

Assets. Assets increased 6.0% from $678,349,000 at year-end 2001 to $718,731,000 as of June 30, 2002. The change in assets is principally the result of an increase in both the investment securities and the loan portfolios.

Securities. The Bank classifies investment securities in one of the following categories: 1) trading, 2) available-for-sale, or 3) held-to-maturity. Securities classified as available-for-sale are reviewed regularly and any unrealized gains or losses are recorded in the shareholders' equity account. At June 30, 2002, the balance of the unrealized gain, net of federal income taxes, was $575,000, which compares to an unrealized loss at year-end 2001 of $192,000. Generally falling interest rates will increase the amount recorded as unrealized gain, and rising rates will decrease any unrealized gains, as the market value of securities inversely adjusts to the change in interest rates.

Security investments (securities available-for-sale and mortgage-backed and other securities held-to-maturity) increased $22.9 million, or 31.6%, from December 31, 2001, to the end of the second quarter 2002. During the quarter $14.5 million (par value) in loans were securitized, $5 million (par value) were purchased and $10.7 million (par value) were sold. An additional $15.2 million in securities have been sold in the third quarter.

Loans. Net loans receivable, including loans held-for-sale, rose from $567,553,000 at year-end 2001, to $587,782,000, an increase of $20.2 million in six months. Loan originations have jumped $22 million, or 33%, in the second quarter as compared to the first quarter of this year. Loan payoffs have also moved favorably since the first quarter, decreasing 41%. During the first quarter annualized loan prepayments averaged 26.5%, declining in the second quarter to an annualized rate of 15.8%. Year-to-date the Bank's annualized prepayment rate is 21.2%. Although the trend on a sequential quarterly basis is encouraging, it is premature to draw any conclusion from that data. On a month-to-month basis loan originations and prepayments are very volatile and can range widely. Management would not be surprised to see the trend established in the first half of the year reverse itself.

Liabilities. Deposits increased $46.2 million, or 10.8%, in the first six months of 2002, totaling $475 million as compared to $429 million at year-end 2001. This increase in deposits was used to fund the asset growth in the securities and loan portfolios as well as to pay down the Federal Home Loan Bank of Seattle
(FHLB) borrowings.

FHLB advances decreased from $191 million at year-end 2001 to $169 million at the end of the second quarter. As of June 30, 2002, the Bank had the capacity to borrow up to a total of $287.5 million in FHLB advances, subject to sufficient collateral to support those advances.

Nine million dollars in Trust Preferred Securities were issued during the quarter through a pooled trust program sponsored by Bear Stearns Co., Inc., Regional Advisor's Alliance, and other brokers. The proceeds of this issuance have been used to repurchase approximately 20% of the outstanding shares of the Bank during the third quarter of 2002.

ASSET QUALITY
-------------

Provision and Reserve for Loan Losses. The Bank analyzes a number of factors in determining the provision for loan losses, such as current and historical economic conditions, non-accrual asset trends, and historical loan loss experience. The results of that analysis indicated the need for a provision of $85,000 in the second quarter of 2002, bringing the total loan loss reserve to $7.1 million. Over the past year the reserve balance has increased $147,000.

The key considerations that led to the increase in the reserves for loan losses included the growth in the loan portfolio, concern about the economy of the Northwest, and the continued, relative to peer institutions, low level of non-performing assets.

Since year-end 2001 the net loan portfolio (excluding loans held-for-sale) has grown by $22.9 million. Most of that growth occurred in the residential and consumer loan portfolios, which are generally considered to be a lower risk than commercial real estate and Business Banking loans.

The local Northwest economy continues to exhibit stress. Housing permits in the first quarter were down 27% compared to a year ago, and Washington and Oregon continue to lead the nation in unemployment statistics. Although the Bank's loan portfolio has yet to be significantly affected by the economic downturn, there remains the potential risk at a later date.

Partially offsetting the impact of the growth in loan portfolios and the local economy is the performance of the loan portfolio. As of quarter-end June 30, 2002, the Bank's non-performing assets to total assets was 0.05%, which compares to 0.15% as of June 30, 2001. Those numbers compare to the national ratios of 0.68% for savings institutions and 0.97% for commercial banks as of March 31, 2002. For the past five years the Bank's NPA's to total assets has been considerably less than that of either FDIC-insured savings institutions or commercial banks.

In summary, the Bank's provision for loan loss reserves is based on historical credit analysis and an assessment of the local and national economic conditions, and it appears to be reasonable in light of the current conditions.

Non-performing assets improved to $376,000, or 0.05% of total assets, at quarter-end 2002 compared to $968,000, or 0.15% of assets, at June 30, 2001.

Noted below is a summary of the Bank's exposure to non-performing loans and repossessed assets:
                                                                     Amount
                                                                  -----------
Business Banking loan - possible loss of $16,000                  $    40,000
Residential loan, Eastern WA - no loss anticipated                     48,000
Residential loan, Puget Sound area - no loss anticipated              175,000
Three consumer loans - possible loss of $35,000                        35,000
Five consumer loans - no loss anticipated                              28,000
A consumer loan - paid current and reinstated                          12,000
Total repossessed assets                                               38,000
                                                                  -----------
Total non-performing assets                                       $   376,000
                                                                  ===========

The Bank has 14 pieces of property that it has repossessed, and includes items such as motorcycles, spas, and personal watercraft. The properties are held-for-sale on consignment, typically with a dealer that specializes in that type of property.

PORTFOLIO INFORMATION
---------------------

The commercial real estate portfolio comprises 69% of the Bank's portfolio. Not only is that sector the largest, but it is also considered by many to represent a greater risk to asset quality than other types of loans, such as residential loans.

The average loan size (excluding construction loans) in the commercial real estate portfolio was $688,235 as of June 30, 2002, with an average loan-to-value ratio of 65%. At quarter-end only one of these commercial loans was delinquent for 30 days or more (0.19%). Small individual investors or their limited liability companies as well as business owners typically own the properties securing these loans. The portfolio is split between residential use (multifamily or mobile home parks) and commercial use. At quarter-end the breakdown was 46% residential and 54% commercial.

The loans in the commercial real estate portfolio are secured by small retail shopping centers, office buildings, warehouses, mini-storage facilities, restaurants and gas stations, as well as other properties classified as general commercial use.

To diversify its risk and to continue serving its customers, the Bank sells participation interests in some loans to other financial institutions. About 8% of commercial real estate loan balances originated by the Bank have been sold in this manner. The Bank continues to service the customer's loan and is paid a servicing fee by the participant. Likewise, the Bank occasionally buys an interest in loans originated by other lenders. About $19 million, or 5% of the portfolio, has been purchased in this manner.

DEPOSIT INFORMATION
-------------------

The number of business checking accounts increased from 614 at June 30, 2001, to 812 at June 30, 2002, a gain of 198 accounts, or 32%. Consumer checking accounts also increased, from 3,813 in second quarter of 2001 to 4,247 this year, a growth in the number of accounts of 434, or 11%.

The mix of deposits as of June 30, 2002 is as follows:

         Time Deposits               72%
         Checking                     9%
         Money Market Accounts       17%
         Statement Savings            2%

BUSINESS SEGMENTS
-----------------

Effective January 1, 2002, management implemented a fundamental change in the way that it views the segments within the Bank. Previously management had identified three segments of business: consumer banking, residential lending, and commercial lending. Management has re-evaluated the composition of the segments and combined the consumer and residential segments as well as added an additional segment - Investment Securities. Unlike financial accounting, there is no comprehensive, authoritative guidance for management accounting. The management reporting process measures the performance of the operating segments based on the management structure of the Bank and is not necessarily comparable with similar information for any other financial institution. The Bank's operating segments are defined by product type and customer segments. The Bank continues to enhance its segment reporting process methodologies. These methodologies are based on the Bank's management reporting process, which assigns certain balance sheet and income statement items to the responsible operating segment. New methodologies that are now applied to the measurement of segment profitability include:

     o A new funds transfer pricing system, which allocates actual net interest income between funds users, and is based upon the funding needs and the relative duration of the loans or securities within each segment.

     o The retail deposit-gathering branch network income and expenses are now allocated to the business segments based on their asset size.

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

Historical periods have been restated to conform to this new presentation. Under the new structure, the reportable segments include the following:

CONSUMER LENDING - Consumer lending includes residential and home equity lending, direct consumer loans, and consumer dealer financing contracts. Residential lending offers conventional or government-insured loans to borrowers to purchase, refinance, or build homes secured by one-to-four-unit family dwellings. Consumer loans include lines of credit and loans for purposes other than home ownership. Included within the consumer lending segment is a mortgage banking operation, which sells loans in the secondary mortgage market. The mortgage banking operation may choose to retain or sell the right to service the loans sold (i.e., collection of principal and interest payments) depending upon market conditions.

COMMERCIAL LENDING - Commercial lending offers permanent and interim construction loans for multifamily housing (over four units) and commercial real estate properties, and loans to small- and medium-sized businesses for financing inventory, accounts receivable, and equipment, among other things. The underlying real estate collateral or business asset being financed typically secures these loans.

INVESTMENT SECURITIES - The investment securities segment includes the investment securities portfolio. Although management does not consider this to be an operating business line, security investments are a necessary part of liquidity management for the Bank.

These segments are managed separately because each business unit requires different processes and different marketing strategies to reach the customer base that purchases those products and services. All three segments derive a majority of their revenue from interest, and management relies primarily on net interest revenue in managing these segments. No single customer provides more than 10% of the Bank's revenues.

CONSUMER LENDING
----------------

Net income for the consumer lending segment declined from $269,000 in the second quarter of 2001 to $252,000 in the same quarter in 2002. The decrease in net income was the result of a drop in non-interest income coupled with an escalation in operating expense, both of which were partially offset by an improvement in net interest income.

Net interest income, after provision for loan losses, was up $378,000, increasing from $1.2 million in the second quarter of 2001 to $1.6 million this year. Most of this amelioration was due to the drop in interest expense, which decreased $717,000 as compared to the second quarter of 2001.

Non-interest income declined from $472,000 in the three months ending June 30, 2001, to $267,000 in the same quarter this year. The decrease was mainly attributable to the gains that were realized last year from the mark-to-market of forward commitments and interest rate locks as a result of a favorable movement in interest rates during the second quarter of 2001. Gains related to the mark-to-market of forward commitments totaled $207,000 for the second quarter of 2001 as compared to $12,000 for the same quarter this year. The Bank does not currently have any outstanding forward commitments, nor does it expect to acquire any significant amount in the forthcoming quarter. As a result, the Bank does not anticipate any material gains or losses in the third quarter from the mark-to-market of forward loan commitments. Also affecting non-interest income were the gains from the capitalization of internally generated mortgage servicing rights, which dropped from $92,000 to $1,000 due to a decline in the amount of loans sold servicing retained. Loans sold with the servicing rights retained by the Bank for the second quarter 2002 totaled $112,000 as compared to $6.3 million for the same quarter last year.

Non-interest expense increased $199,000, or 15.3%, for the quarter as compared to the second quarter of 2001. The rise was principally due to compensation and legal expense. Compensation expense for this segment increased $100,000 for the second quarter of 2002 as compared to the same quarter last year, largely as a result of the opening of the Sales Finance Office in Jacksonville, FL (eastern division) mid-year 2001 and the expansion and addition of new staff to the western division. Legal expense related to the expansion of the Sales Finance Division totaled $70,000 for the second quarter of 2002, up from $31,000 the comparable quarter last year. The Bank expects legal costs directly related to this area to decline in the second half of this year.

The year-to-date results are similar to the quarterly results. Net income declined $13,000, from $554,000 in the six months ending June 30, 2001, to $542,000 in 2002.

Net interest income after provision for loan losses for the first half of 2002 jumped $965,000, or 43% over the same period last year. The decline in interest expense from $3.8 million for the period ended June 30, 2001, to $2.5 million for the same period this year was the primary reason for the rise. With interest rates on the decline over the past year, the Bank was able to significantly reduce its interest expense Bank-wide.

Non-interest income declined $771,000, from $1,354,000 for the first six months of 2001 to $583,000 in 2002. The change in non-interest income is largely attributable to a $78 million bulk sale of servicing rights in the first quarter of last year. The pre-tax gain from that sale totaled $891,000. There were no comparable sales this year.

Non-interest expense, year-to-date, increased to $3.0 million for the first two quarters of 2002 as compared to $2.5 million for the like period last year. The $500,000 rise, similar to the results for the quarter, was associated with compensation and legal expenses. The Sales Finance Department's expansion into Florida added $161,000 in additional compensation costs this year. Also, legal expenses related to the expansion of the Sales Finance Department escalated in the first six months of 2002 to $82,000 as compared to $32,000 for the like period last year.

COMMERCIAL LENDING
------------------

Net income for this business segment rose $174,000, or 13%, from $1,390,000 in the second quarter of 2001 to $1,564,000 in the same quarter of 2002. Net interest revenue after provision for loan loss grew $814,000 due to a substantial decrease in interest expense. Offsetting the net interest revenue increase was a rise in non-interest expense.

Net interest revenue, like the consumer segment, benefited from a dramatic decline in interest rates over the past year. Interest income declined 10.0% while interest expense for this segment dropped by 36%, or $1.7 million. At the same time, assets continued to increase. Interest-earning assets totaled $435 million at June 30, 2002, as compared to $405 million a year ago.

Other operating income rose $72,000, or 32%, as contrasted with the second quarter last year. This increase was mainly due to the rise in miscellaneous loan fees such as loan prepayment and broker fees. Miscellaneous loan fees for this segment amounted to $102,000 for the second quarter of 2002 compared to $76,000 for the same period last year.

Operating expenses increased 31.2%, or $622,000, in the second quarter of 2002 as compared to the like quarter in 2001. Non-interest expense rose primarily because of the growth in compensation costs resulting from the Bank's focus on expansion of the Business Banking and Community Business Banking departments over the past year. In addition, the commission plans in a number of areas have been updated and as a result commission expense has increased. With the increased staff in these areas, compensation expense is likely to rise over the second half of 2002.

The trends, year-to-date, appear to be relatively similar to the results for the quarter. Net income for the first six months of the year rose to $755,000, or 30% as compared to last year. Like the quarterly results, interest expense decreased substantially, non-interest income declined, and operating expenses increased.

Net interest income after provision for loan losses increased from $7.6 million to $9.4 million, or $1.8 million. The decline in interest expense had the largest impact, decreasing $3.4 million, or 36%. Declining interest rates again benefited this segment.

Non-interest income increased $204,000 to $618,000 from $414,000 for the second half of 2001. The increase is mainly attributable to the rise in miscellaneous loan fees, which totaled $184,000 for the second half of 2002 as compared to $119,000 for the like period in 2001.

Operating expenses increased $887,000, or 22%, during the six-month period ended June 30, 2002, as compared to the same period last year. Escalating compensation costs associated with the expansion of the Business Banking and Community Business Banking areas contributed significantly to the increase.

INVESTMENT SECURITIES
---------------------

Net income increased for the investment securities segment, from $63,000 in the second quarter of 2001 to $100,000 in 2002. This segment was affected by an increase in net interest income, which was partially offset by a rise in non-interest expense.

Net interest income jumped for this business segment, from $118,000 in the second quarter of 2001 to $308,000 for the like quarter this year. The reason for the increase is due to a significant decline in interest expense. Interest expense totaled $1.5 million in the second quarter of 2001, declining $274,000, or 17.7% as compared to the same quarter of this year. Additionally, the securities portfolio increased from $97.8 million at June 30, 2001, to $108 million at the end of the second quarter of 2002.

Non-interest income increased from $174,000 in the three months ending June 30, 2001, to $187,000 in the same period this year. During the second quarter of 2002 the portion of the branch fee income that was allocated to this segment rose due to an overall increase in fees from checking accounts.

Operating expenses jumped by $148,000 to $352,000 in the second quarter this year. This increase is largely due to the manner in which the branch operating expenses and the holding company expenses are allocated to each segment. The amount of branch operating expense allocated to each segment is based on the balance of the earning assets. At June 30, 2001, the earning assets balance for the investment securities segment totaled $97.8 million as compared to $107.7 million at the end of the second quarter of 2002.

The year-to-date results for 2002 showed a decline of $309,000, or 91%, over the comparable period last year. Although net interest income increased $101,000, benefiting from a drop in interest expense of $919,000, it was more than offset by a decline in non-interest income and a rise in operating expense.

Non-interest income for the first six months of 2002 totaled $211,000 as compared to $672,000 last year. In the first quarter of 2001 the Bank, along with other limited partners, sold its interest in an ATM network. The pre-tax gain amounted to $422,000. There was no comparable sale this year. In addition, gains from security sales in the first half of 2001 totaled $207,000 as compared to $131,000 this year.

Operating expense rose $111,000, or 21%, on a year-to-year basis, due to the allocation of increased overhead costs.

LIQUIDITY AND CAPITAL RESERVES
------------------------------

The net cash, as reported in the Statement of Cash Flows, decreased by $5.0 million in the first six months of 2002. Cash flows from principal repayments on loans and securities, the net increase in deposits, and the issuance of Trust Preferred Securities were offset by cash outflows for loan originations, purchases of securities and repayments of FHLB advances.

Loan and security principal repayments contributed to the cash inflows. During the first half of 2002, loan principal repayments totaled $92.8 million while principal repayments and redemptions on mortgage-backed and other securities amounted to $7.4 million. In addition, net deposits rose $46.2 million. Included in the increase in deposits is the acquisition of approximately $17.0 million in brokered deposits during the first quarter of 2002. During the second quarter the Financial Holding Company formed First Mutual Capital Trust I in order to issue Trust Preferred Securities. The $9.0 million issuance also contributed to the inflow of cash. Offsetting the cash inflows was a greater cash outflow due to the following activities.

Cash inflows were used mainly to fund loan originations, which amounted to $123.7 million during the first half of 2002, and purchase mortgage-backed securities, totaling $39.5 million. The Bank was also able to reduce its FHLB borrowing balance by $22.4 million during the period.

In the third quarter this year the Bank plans to repurchase 1,019,000 shares of its outstanding stock, at a cost of $15,798,000. Funding at the Holding Company for that transaction will come from the $9 million of Trust Preferred Securities, and a dividend from the subsidiary, First Mutual Bank.

The Bank's long-term liquidity objective is to fund growth through consumer deposits. Whenever that source is inadequate to meet the Bank's asset growth requirements, FHLB advances are normally accessed. The current ratio of FHLB advances to assets is 23.5%, which is below the Bank's credit limit of 40% of assets. Other sources of liquidity include the sale of loans into the secondary market, net income after the payment of dividends, and reverse repurchase agreement credit lines of $50 million.

The FDIC's statutory framework for capital requirements establishes five categories of capital strength, ranging from a high of well capitalized to a low of critically under capitalized. An institution's category depends upon its capital level in relation to relevant capital measures, including a risk-based capital measure, a leverage capital measure, and certain other factors. At June 30, 2002, the Bank exceeded the capital levels required to meet the definition of a well-capitalized institution:
                                                     For Capital     "Well
                                                       Adequacy    Capitalized"
                                            Actual     Minimum    Minimum Ratio
                                            ------     -------    -------------
Total capital (to risk-weighted assets):
    First Mutual Bancshares, Inc.            13.49%      8.00%        10.00%
    First Mutual Bank                        11.74       8.00         10.00

Tier I capital (to risk-weighted assets):
    First Mutual Bancshares, Inc.            12.24       4.00          6.00
    First Mutual Bank                        10.49       4.00          6.00

Tier I capital (to average assets):
    First Mutual Bancshares, Inc.             9.12       4.00          5.00
    First Mutual Bank                         7.82       4.00          5.00



The capital levels in the second quarter increased principally because of the issuance of $9 million in Trust Preferred Securities. In the third quarter, as a result of the share repurchase, capital will decrease by $15,798,000. The effect of that repurchase, using the June 30, 2002 capital and asset structure, would have been to reduce "total capital to risk-adjusted assets" from 13.49% to 10.49%, "Tier I capital to risk-adjusted assets" from 12.24% to 9.24%, and "Tier I capital to average assets" from 9.12% to 6.88%. The actual capital ratio at the end of the third quarter will depend on the size and mix of assets, and the growth in retained earnings.

BRANCH CLOSURE AND EXPANSION
----------------------------

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

The Bank reviews the utilization of its properties on a regular basis and believes that it has adequate facilities for current operations. The Bank may open new branches from time to time, and on a selective basis, depending on the availability of capital resources, the locations potential for growth and profitability, and if the business model for the branch is favorable.

TRUST PREFERRED SECURITIES ISSUANCE
-----------------------------------

During the second quarter of 2002 the Financial Holding Company formed a subsidiary whose sole purpose was to issue $9.0 million in Trust Preferred Securities through a pool sponsored by Bear Stearns & Co. Inc., Regional Advisor's Alliance and other brokers. Under the terms of the transaction the Trust Preferred Securities will have a maturity of 30 years and are redeemable after five years with certain exceptions. The floating-rate securities have a 5.52% interest rate, which will reset quarterly at the three-month LIBOR rate plus 3.65%. The Trust Preferred Securities will be recorded as a liability on the Statement of Financial Condition, but are expected to qualify as Tier I capital for regulatory capital purposes. The proceeds from the offering will be used to fund the stock repurchase of approximately 20% of the shares outstanding.

In connection with the Trust Preferred Securities issuance, the Bank entered into a swap agreement with the Federal Home Loan Bank of Seattle (FHLB) in order to fix the interest rate on the issuance. Under the terms of the swap agreement, the Bank receives the equivalent of three-month LIBOR and pays the FHLB a fixed rate of interest equal to the five-year swap curve, as of the trade date, based upon the notional value of the contract. This transaction is intended to be a highly effective cash flow hedge as defined by FAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table sets forth certain information regarding carrying values and percentage of total carrying values of the Company's consolidated portfolio of securities classified as available-for-sale and held-to-maturity (in thousands).

                                                                                     At June 30,
                                                      ------------------------------------------------------------------------
                                                                    2002                                  2001
                                                      ----------------------------------    ----------------------------------
AVAILABLE-FOR-SALE:                                   Carrying Value    Percent of Total    Carrying Value    Percent of Total
-------------------                                   ----------------------------------    ----------------------------------
      Mortgage backed securities:
           Ginnie Mae                                    $     --               0%             $  1,547               6%
           Freddie Mac                                      5,172               7%                  373               1%
           Fannie Mae (includes FNMA stock)                68,191              93%               26,416              93%
                                                      ----------------------------------    ----------------------------------
      Total mortgage-backed securities                     73,363             100%               28,336             100%
                                                      ----------------------------------    ----------------------------------
      TOTAL SECURITIES AVAILABLE-FOR-SALE                $ 73,363             100%             $ 28,336             100%
      ----------------------------------------------------------------------------------    ----------------------------------

                                                                                     At June 30,
                                                      ------------------------------------------------------------------------
                                                                    2002                                  2001
                                                      ----------------------------------    ----------------------------------
HELD-TO-MATURITY:                                     Carrying Value    Percent of Total    Carrying Value    Percent of Total
-----------------                                     ----------------------------------    ----------------------------------
      US Government Treasury and agency obligations      $     --               0%             $ 26,670              44%
      Municipal Bonds                                       1,343               6%                1,117               2%
      Corporate Bonds                                          --               0%                2,517               4%
      Mortgage backed securities:
           Freddie Mac                                      1,027               5%                1,410               2%
           Fannie Mae                                      19,430              89%               29,228              48%
                                                      ----------------------------------    ----------------------------------
      Total mortgage-backed securities                     20,457              94%               30,638              50%
      CMO's                                                    44               0%                  230               0%
                                                      ----------------------------------    ----------------------------------
      TOTAL SECURITIES HELD-TO-MATURITY                  $ 21,844             100%             $ 61,172             100%
      ----------------------------------------------------------------------------------    ----------------------------------
      ESTIMATED MARKET VALUE                             $ 22,535                              $ 61,851
      -----------------------------------------------------------                           -----------

The following table shows the maturity or period to repricing of the Company's consolidated portfolio of securities available-for-sale and held-to-maturity (dollars in thousands):

                       Available-for-sale at June 30, 2002
-------------------------------------------------------------------------------------------------------------------------------
                                                                                      Over One to            Over Three to
                                                            One Year or Less          Three Years              Five Years
-------------------------------------------------------------------------------------------------------------------------------
                                                                      Weighted                Weighted                Weighted
                                                          Carrying     Average    Carrying     Average    Carrying     Average
                                                            Value       Yield       Value       Yield       Value       Yield
-------------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE:
  Mortgage backed securities:
       Freddie Mac                                        $   368       6.46%    $    --        0.00%    $    --        0.00%
       Fannie Mae                                             755       6.10%         --        0.00%         --        0.00%
                                                            -----       -----      -----        -----      -----        -----
  Total mortgage-backed securities                          1,123       6.22%         --        0.00%         --        0.00%
                                                         ----------------------------------------------------------------------
  Total securities available-for-sale -- Carrying Value   $ 1,123       6.22%    $    --        0.00%    $    --        0.00%
                                                         ======================================================================
  Total securities available-for-sale -- Amortized Cost   $ 1,088       6.22%    $    --        0.00%    $    --        0.00%
                                                         =====================================================================

                       Available-for-sale at June 30, 2002
-------------------------------------------------------------------------------------------------------------------------------
                                                              Over Five to            Over Ten to
                                                                Ten Years             Twenty Years         Over Twenty Years
-------------------------------------------------------------------------------------------------------------------------------
                                                                      Weighted                Weighted                Weighted
                                                          Carrying     Average    Carrying     Average    Carrying     Average
                                                            Value       Yield       Value       Yield       Value       Yield
-------------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE:

  Mortgage backed securities:
       Freddie Mac                                        $ 4,804       5.50%    $    --        0.00%    $    --        0.00%
       Fannie Mae                                          33,812       5.51%     16,703        5.77%     16,921        5.94%
                                                          -------       -----    -------        -----    -------        -----
  Total mortgage-backed securities                         38,616       5.51%     16,703        5.77%     16,921        5.94%
                                                         ----------------------------------------------------------------------
  Total securities available-for-sale -- Carrying Value   $38,616       5.51%    $16,703        5.77%    $16,921        5.94%
                                                         ======================================================================
  Total securities available-for-sale -- Amortized Cost   $37,950       5.51%    $16,657        5.77%    $16,797        5.93%
                                                         ======================================================================

                       Available-for-sale at June 30, 2002
-------------------------------------------------------------------------------
                                                                 Total
-------------------------------------------------------------------------------
                                                                      Weighted
                                                          Carrying     Average
                                                            Value       Yield
-------------------------------------------------------------------------------
AVAILABLE-FOR-SALE:

  Mortgage backed securities:
       Freddie Mac                                       $  5,172       5.57%
       Fannie Mae                                          68,191       5.68%
                                                          -------       -----
  Total mortgage-backed securities                         73,363       5.68%
                                                         ----------------------
  Total securities available-for-sale -- Carrying Value  $ 73,363       5.68%
                                                         ======================
  Total securities available-for-sale -- Amortized Cost  $ 72,492       5.68%
                                                         ======================

                        Held-to-Maturity at June 30, 2002
-------------------------------------------------------------------------------------------------------------------------------
                                                                                      Over One to            Over Three to
                                                            One Year or Less          Three Years              Five Years
-------------------------------------------------------------------------------------------------------------------------------
                                                                      Weighted                Weighted                Weighted
                                                          Carrying     Average    Carrying     Average    Carrying     Average
                                                            Value       Yield       Value       Yield       Value       Yield
-------------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY:
  Municipal Bonds                                         $    --       0.00%     $   --        0.00%   $     --        0.00%
  Mortgage backed securities:
       Freddie Mac                                          1,027       4.99%         --        0.00%         --        0.00%
       Fannie Mae                                           3,881       6.68%         73        6.50%     12,686        5.63%
                                                           ------       -----        ---        -----    -------        -----
  Total mortgage-backed securities                          4,908       6.33%         73        6.50%     12,686        5.63%
  CMO's                                                        --       0.00%         --        0.00%         --        0.00%
                                                         ----------------------------------------------------------------------
  Total securities held-to-maturity -- Carrying Value     $ 4,908       6.33%     $   73        6.50%   $ 12,686        5.63%
                                                         ======================================================================
  Total securities held-to-maturity -- Fair Market Value  $ 5,081       6.34%     $   75        6.50%   $ 13,116        5.63%
                                                         ======================================================================

                        Held-to-Maturity at June 30, 2002
-------------------------------------------------------------------------------------------------------------------------------
                                                              Over Five to            Over Ten to
                                                                Ten Years             Twenty Years         Over Twenty Years
-------------------------------------------------------------------------------------------------------------------------------
                                                                      Weighted                Weighted                Weighted
                                                          Carrying     Average    Carrying     Average    Carrying     Average
                                                            Value       Yield       Value       Yield       Value       Yield
-------------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY:

  Municipal Bonds                                         $    --       0.00%      $ 220        5.38%    $ 1,123        6.16%
  Mortgage backed securities:
       Freddie Mac                                             --       0.00%         --        0.00%         --        0.00%
       Fannie Mae                                           2,613       5.50%         --        0.00%        177        7.50%
                                                           ------       -----       ----        -----       ----        -----
  Total mortgage-backed securities                          2,613       5.50%         --        0.00%        177        7.50%
  CMO's                                                        --       0.00%         44        6.50%         --        0.00%
                                                         ----------------------------------------------------------------------
  Total securities held-to-maturity -- Carrying Value     $ 2,613       5.50%      $ 264        5.56%    $ 1,300        6.34%
                                                         ======================================================================
  Total securities held-to-maturity -- Fair Market Value  $ 2,695       5.50%      $ 261        5.57%    $ 1,307        6.35%
                                                         ======================================================================

                        Held-to-Maturity at June 30, 2002
-------------------------------------------------------------------------------
                                                                 Total
-------------------------------------------------------------------------------
                                                                      Weighted
                                                          Carrying     Average
                                                            Value       Yield
-------------------------------------------------------------------------------
HELD-TO-MATURITY:

  Municipal Bonds                                        $  1,343       6.03%
  Mortgage backed securities:
       Freddie Mac                                          1,027       4.99%
       Fannie Mae                                          19,430       5.84%
                                                          -------       -----
  Total mortgage-backed securities                         20,457       5.80%
  CMO's                                                        44       6.50%
                                                         ----------------------
  Total securities held-to-maturity -- Carrying Value    $ 21,844       5.81%
                                                         ======================
  Total securities held-to-maturity -- Fair Market Value $ 22,535       5.82%
                                                         ======================

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

GAP ANALYSIS
------------

The interest rate sensitive gap is defined as the difference between interest-earning assets and interest-bearing liabilities anticipated to mature or reprice during the same period. The gap analysis quantifies the mismatch between these assets and liabilities in like time periods. Certain shortcomings are inherent in gap analysis. For example, some assets and liabilities may have similar maturities or repricing characteristics but they may react differently to changes in interest rates. Assets such as adjustable-rate mortgage loans may have features that limit the effect that changes in interest rates have on the asset in the short term and/or over the life of the loan. Due to the limitations of the gap analysis, these features are not taken into consideration. Additionally, in the event of a change in interest rates, prepayment and early withdrawal penalties would likely deviate significantly from those assumed in the gap calculation. As a result, the Bank utilizes the gap report as a complement to its simulation model.

SIMULATION MODEL
----------------

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

The Bank has discontinued the use of the rate shock model to measure simulated changes in its net interest income and the economic value of equity. Management believes that the rate ramp model produces more meaningful results that more closely track actual Bank performance. The difference between the two models is the assumption regarding the timing of the interest rate increases or decreases. The rate shock model assumes rates immediately rise or fall 100, 200, or 300 basis points, whereas the rate ramp assumes a steady increase over a 12-month period. All numbers presented from this point forward will reflect the results of the rate ramp model.

The Bank's simulation model and its gap analysis results for the periods ending June 30, 2002, and December 31, 2001, are presented below.

                                          ONE-YEAR INTEREST RATE SENSITIVE GAP
                                          ------------------------------------
                                                     (in thousands)

                                            June 30,              December 31,
                                              2002                    2001
                                          ------------            ------------

One-year repricing assets                 $    538,840            $    506,458
One-year repricing liabilities                 432,742                 413,279
                                          ------------            ------------
   One-year gap                           $    106,098            $     93,179
                                          ------------            ------------
   Total assets                           $    718,731            $    678,349
                                          ============            ============
One year interest rate sensitive
gap as a percent of assets                        14.8%                   13.7%

                          FIRST MUTUAL BANCSHARES, INC.
                               RATE RAMP ESTIMATES
                    Net Interest Income and Net Market Value


                                 June 30, 2002                 December 31, 2001
                               Percentage Change               Percentage Change
--------------------------------------------------------------------------------
   Gradual           Net              Net             Net              Net
  Change in        Interest         Market          Interest         Market
Interest Rates      Income           Value           Income           Value
--------------     --------         -------         --------         -------
     +300             2 %            (17) %           (1) %           (15) %
     +200             0              (13)             (1)             (12)
     +100             0               (6)              0               (5)
     -100            (1)               1              (1)              (2)
     -200            (2)               1              (3)              (7)
     -300            (4)              (3)             (7)             (13)

Gap results indicate that the Bank is asset sensitive - that is more assets will mature or reprice than liabilities within the next year. Model simulation results for the period further indicate results typically associated with an asset-sensitive institution in that the Bank's net interest income is projected to increase by a greater magnitude in a rising rate environment. Market value analysis goes beyond simulating earnings for a specified time period to generating principal and interest cash flows for the entire life of all assets and liabilities. These cash flows are then discounted back to the present. Significant factors contributing to the market value simulation results are the Bank's fixed-rate loans and securities. These assets comprise approximately 15.3% of the Bank's total rate-sensitive assets. In a simulated shift in the yield curve, both rising and declining, the market values associated with these assets typically tend to decline. This is also referred to as negative convexity. As interest rates rise, the cash flows on these assets will typically decline, as borrowers are less likely to refinance or prepay their loans. The result of this is that there is less cash reinvested at current (higher) market rates. The opposite effect occurs as rates decline, cash flows tend to increase as borrowers refinance their existing mortgage to a lower rate and the cash received must be reinvested at current (lower) market interest rates.

The sensitivity analysis does not necessarily represent a forecast for the Bank. There are numerous assumptions inherent in the simulation model as well as in the gap report. Some of these assumptions include the nature and timing of interest rate levels, including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/replacement of asset and liability cash flows. Customer preferences and competitor and economic influences are impossible to predict; therefore, the Bank cannot make any assurances as to the outcome of these analyses.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

At June 30, 2002, we were not engaged in any legal proceedings, which in the opinion of management, after consultation with our legal counsel, would be material to our financial condition either individually or in the aggregate.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) On July 12, 2002, the Company issued a $9 million Floating Rate Junior Subordinated Deferrable Interest Debenture due June 30, 2032, to a business trust subsidiary which issued $9 million in Trust Preferred Securities based upon this Debenture and a guarantee from the Company. Interest is payable quarterly at a rate of 3.65% above the three-month LIBOR rate. The Debenture matures on June 30, 2032, and may be redeemed on or after June 30, 2007, or if certain conditions are met. The Debenture and Trust Preferred Securities provide that we have the right to elect to defer the payment of interest on the Debenture and Trust Preferred Securities for up to an aggregate of 20 quarterly periods; however, if the Company should defer the payment of interest or default on the payment of interest on the Debenture, we may not declare or pay any dividends on our common stock during any such period. We paid a placement fee of $270,000 plus certain expenses to SAMCO Capital Markets in connection with the placement of the Trust Preferred Securities. The issuance of the Debenture and the Trust Preferred Securities were exempt from registration under the Securities Act pursuant to Section 4(2) there under. We will utilize the proceeds of the Debenture in connection with our repurchase of approximately 20% of our common stock from MGN Group LLC, as described in our 8-K filed June 3, 2002.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The Annual Meeting of Shareholders of First Mutual Bancshares, Inc. was held on April 25, 2002. The results of votes on the matter presented at the Meeting are as follows:

     1.   The following individuals were elected as directors for the term noted:
                                           Votes          Votes
Director                   Votes For      Withheld      Abstained       Term
--------                   ---------      --------      ---------      -------
Janine Florence            4,640,938        6,012        84,016        3 years
Victor E. Parker           4,640,938        6,012        84,016        3 years
F. Kemper Freeman, Jr.     4,634,685       12,265        84,016        3 years

The terms of the Class II and III directors expire at the Annual Meeting of Shareholders for 2003 and 2004, respectively.

CLASS II DIRECTORS, term expires in 2003
-----------------------------------------
James J. Doud, Jr.
Richard S. Sprague
Robert C. Wallace

CLASS III DIRECTORS, term expires in 2004
-----------------------------------------
Mary Case Dunnam
George W. Rowley, Jr.
John R. Valaas

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              (3.1) Articles of Incorporation, incorporated by reference to the Report on Form 8-K filed with the SEC on November 10, 1999.

              (3.2) Amendment to Articles of Incorporation effective May 16, 2001, incorporated by reference to the Report on Form 10-Q filed with the SEC on May 13, 2002.

              (3.3) Bylaws, incorporated by reference to the Report on Form 8-K filed with the SEC on November 10, 1999.

              (11) Statement regarding computation of per share earnings. Reference is made to the Company's Consolidated Statements of Income attached hereto as part of Item I Financial Statements, which are incorporated herein by reference.

              (99)   Certification of CEO and CFO.

         (b)  Reports on Form 8-K

              8-K filed June 3, 2002 attaching press release announcing stock repurchase agreement

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2002         FIRST MUTUAL BANCSHARES, INC.



                              /s/ John R. Valaas
                              --------------------------------------------
                              John R. Valaas
                              President and Chief Executive Officer




                              /s/ Roger A. Mandery
                              --------------------------------------------
                              Roger A. Mandery
                              Executive Vice President - Chief Financial Officer (Principal Financial Officer)