Form 10-Q
period 2002-09-30
FIRST MUTUAL BANCSHARES INC
filed 2002-11-14
CIK 1098337

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

       (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended.......September 30, 2002

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

               Yes   [X]                                No   [_]
                    -----                                   -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. November 14, 2002 4,236,436
                                                  -----------------    ---------
================================================================================

                          FIRST MUTUAL BANCSHARES, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 30, 2002

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I:    FINANCIAL INFORMATION...........................................
                  Forward-Looking Statements Disclaimer....................
   Item 1. Financial Statements............................................
   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................
                  General..................................................
                  Results of Operations....................................
                        Net Income.........................................
                        Net Interest Income................................
                        Other Operating Income.............................
                        Operating Expenses.................................
                  Financial Condition......................................
                  Asset Quality............................................
                  Portfolio Information....................................
                  Deposit Information......................................
                  Business Segments........................................
                        Consumer Lending...................................
                        Commercial Lending.................................
                        Investment Securities..............................
                  Liquidity and Capital Reserves...........................
                  Branch Expansion.........................................
                  Trust Preferred Securities Issuance......................
   Item 3. Quantitative and Qualitative Disclosures About Market Risk......
                  Gap Analysis.............................................
                  Simulation Model.........................................
                  Securities...............................................
   Item 4. Controls and Procedures.........................................
PART II:   OTHER INFORMATION...............................................
   Item 1. Legal Proceedings...............................................
   Item 2. Changes in Securities and Use of Proceeds.......................
   Item 3. Defaults Upon Senior Securities.................................
   Item 4. Submission of Matters to a Vote of Security-Holders.............
   Item 5. Other Information...............................................
   Item 6. Exhibits and Reports on Form 8-K................................
SIGNATURES.................................................................
CERTIFICATION..............................................................

PART I:                      FINANCIAL INFORMATION


FORWARD-LOOKING STATEMENTS DISCLAIMER
-------------------------------------
This Form 10-Q, First Mutual Bancshares, Inc. contains statements concerning future operations, trends, expectations, plans, capabilities, and prospects of First Mutual Bancshares, Inc. and First Mutual Bank (together, the "Company") that are forward-looking statements for the purposes of the safe harbor provisions under the private securities litigation reform act of 1995. Statements containing words such as "expect", "anticipate", "indicate", "possible", "likely", and "forecast" generally constitute forward-looking statements. Although the company believes that the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, operations, and prospects, these forward-looking statements are subject to numerous uncertainties and risks, and actual events, results, and developments will ultimately differ from the expectations and may differ materially from those expressed or implied in such forward-looking statements. Factors which could affect actual results include economic conditions in the company's market area and the nation as a whole, interest rate fluctuations, the impact of competitive products, services, and pricing, credit risk management, the ability of the company to control its costs and expenses, loan delinquency rates in one or more of its segments, and the legislative and regulatory changes affecting the banking industry. These risks and uncertainties should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Company shall not be responsible to update any such forward-looking statements.


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

Item 1.  Financial Statements


                          FIRST MUTUAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                               September 30,       December 31,
                                                   2002               2001
                                               -------------      -------------
                                                         (Unaudited)
ASSETS:

CASH AND CASH EQUIVALENTS:
  Interest-earning deposits                    $   8,537,931      $   5,761,548
  Noninterest-earning demand deposits
    and cash on hand                               5,061,107          8,853,755
                                               -------------      -------------
                                                  13,599,038         14,615,303

MORTGAGE-BACKED AND OTHER SECURITIES
  AVAILABLE-FOR-SALE                              55,984,502         45,961,301

LOANS RECEIVABLE, HELD-FOR-SALE                    6,031,083          4,475,792

MORTGAGE-BACKED AND OTHER SECURITIES
   HELD-TO-MATURITY                               19,227,078         26,385,652

  LOANS RECEIVABLE                               593,290,328        570,109,616
  RESERVE FOR LOAN LOSSES                         (7,666,431)        (7,032,062)
                                               -------------      -------------
LOANS RECEIVABLE, net                            585,623,897        563,077,554

ACCRUED INTEREST RECEIVABLE                        3,418,413          3,556,110

LAND, BUILDINGS AND EQUIPMENT, net                10,427,454          8,831,022

FEDERAL HOME LOAN BANK (FHLB) STOCK,              10,268,500          9,759,300
     at cost
MORTGAGE SERVICING RIGHTS                             44,826             47,810

OTHER ASSETS                                       3,088,111          1,638,707
                                               -------------      -------------
TOTAL                                          $ 707,712,902      $ 678,348,551
                                               =============      =============

                          FIRST MUTUAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Continued)

                                               September 30,       December 31,
                                                   2002               2001
                                               -------------      -------------
                                                         (Unaudited)
LIABILITIES:
  Deposits:
    Money market deposit and
      checking accounts                        $ 121,476,688      $ 109,055,274
    Regular savings                                8,616,671          7,855,528
    Time deposits                                353,784,184        311,986,860
                                               -------------      -------------
               Total deposits                    483,877,543        428,897,662

  Drafts payable                                     493,434          1,015,927
  Accounts payable and other liabilities           4,492,862          3,446,997
  Advance payments by borrowers for
    taxes and insurance                            3,154,864          1,662,530
  FHLB advances                                  161,380,581        191,104,138
  Other advances                                     250,000            250,000
  Current tax liability                            2,740,751               --
  Trust Preferred Securities                       9,000,000               --
                                               -------------      -------------
               Total liabilities                 665,390,035        626,377,254

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value-
    Authorized, 10,000,000 shares
    Issued and outstanding, 4,217,828
      and 4,725,966 shares, respectively           4,217,828          4,725,966
  Additional paid-in capital                      23,732,024         31,411,296
  Retained earnings                               13,704,293         16,025,853
  Accumulated other comprehensive income:
    Unrealized income/(loss) on securities
    available-for-sale and interest rate
    swap, net of federal income tax                  668,722           (191,818)
                                               -------------      -------------
               Total stockholders' equity         42,322,867         51,971,297
                                               -------------      -------------
TOTAL                                          $ 707,712,902      $ 678,348,551
                                               =============      =============

                          FIRST MUTUAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                           Quarters ended September 30,   Nine Months ended September 30,
                                           ----------------------------   -------------------------------
                                              2002            2001            2002            2001
                                           -----------     -----------     -----------     -----------
                                                                   (Unaudited)
INTEREST INCOME:
  Loans Receivable                         $10,868,309     $11,787,341     $32,259,697     $35,157,638
  Interest on AFS Securities                   823,104         401,184       2,683,591       1,463,723
  Interest on HTM Securities                   291,523         713,804         988,659       3,031,487
  Interest Other                               223,934         300,736         532,211         602,545
                                           -----------     -----------     -----------     -----------
                                            12,206,870      13,203,065      36,464,158      40,255,393

INTEREST EXPENSE:
  Deposits                                   3,482,694       5,740,381      10,637,202      18,037,256
  FHLB advances and other                    1,912,267       2,269,545       5,808,397       6,582,087
                                           -----------     -----------     -----------     -----------
                                             5,394,961       8,009,926      16,445,599      24,619,343
                                           -----------     -----------     -----------     -----------
  Net interest income                        6,811,909       5,193,139      20,018,559      15,636,050

PROVISION FOR LOAN LOSSES                      650,000          50,000         785,000         315,000
                                           -----------     -----------     -----------     -----------
  Net interest income, after provision
  for loan losses                            6,161,909       5,143,139      19,233,559      15,321,050

OTHER OPERATING INCOME:
  Gain on sales of loans                       522,670         100,105         980,194       1,263,786
  Servicing fees, net of amortization           34,064          25,080          86,405          91,908
  Gain on sales of investments                 129,383         417,545         286,826       1,046,208
  Fees on deposits                             118,478          76,500         348,370         243,653
  Other                                        274,615         257,745         789,750         671,122
                                           -----------     -----------     -----------     -----------
   Total other operating income              1,079,210         876,975       2,491,545       3,316,677


BALANCE, carried forward                     7,241,119       6,020,114      21,725,104      18,637,727

                          FIRST MUTUAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Continued)

                                           Quarters ended September 30,   Nine Months ended September 30,
                                           ----------------------------   -------------------------------
                                              2002            2001            2002            2001
                                              ----            ----            ----            ----
                                                                   (Unaudited)
BALANCE, brought forward                   $ 7,241,119     $ 6,020,114     $21,725,104     $18,637,727

OPERATING EXPENSES:
  Salaries and employee benefits             2,400,765       1,751,438       7,588,177       6,063,816
  Occupancy                                    590,131         531,390       1,727,371       1,568,609
  Other                                      1,072,649       1,062,903       3,359,005       2,876,961
                                           -----------     -----------     -----------     -----------
  Total other operating expenses             4,063,545       3,345,731      12,674,553      10,509,386
                                           -----------     -----------     -----------     -----------
  Income before Federal Income Tax and
    Cumulative Effect of Adoption of
    New Accounting Principle                 3,177,574       2,674,383       9,050,551       8,128,341

FEDERAL INCOME TAX                           1,074,639         904,886       3,060,410       2,750,393
                                           -----------     -----------     -----------     -----------
  Income before Cumulative Effect of
    Adoption of New Accounting Principle     2,102,935       1,769,497       5,990,141       5,377,948

  Cumulative effect of Adoption of New
    Accounting Principle, net of federal
    income tax                                    --              --              --          (155,247)
                                           -----------     -----------     -----------     -----------


NET INCOME                                 $ 2,102,935     $ 1,769,497     $ 5,990,141     $ 5,222,701
                                           ===========     ===========     ===========     ===========
PER SHARE DATA:
Basic earnings per common share before
  Cumulative Effect of Adoption of New
  Accounting Principle                     $      0.46     $      0.34     $      1.21     $      1.04

Cumulative Effect of Adoption of New
  Accounting Principle, net of federal
  income tax                                      --              --              --             (0.03)
                                           -----------     -----------     -----------     -----------

Basic earnings per common share            $      0.46     $      0.34     $      1.21     $      1.01
                                           ===========     ===========     ===========     ===========

Earnings per common share before
  cumulative effect of Adoption of New
  Accounting Principle, Assuming Dilution  $      0.45     $      0.34     $      1.18     $      1.03

Cumulative Effect of Adoption of New
  Accounting Principle, net of federal
  income tax                                      --              --              --             (0.03)
                                           -----------     -----------     -----------     -----------

Earnings Per Common Share Assuming
  Dilution                                 $      0.45     $      0.34     $      1.18     $      1.00
                                           ===========     ===========     ===========     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING          4,527,841       5,183,158       4,975,848       5,170,831
                                           ===========     ===========     ===========     ===========
WEIGHTED AVERAGE SHARES OUTSTANDING
  INCLUDING DILUTIVE STOCK OPTIONS           4,639,084       5,266,074       5,066,706       5,260,501
                                           ===========     ===========     ===========     ===========

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                Common stock         Additional             Employee Stock  Accumulated
                                          ------------------------    Paid-In     Retained     Ownership   Comprehensive
                                             Shares       Amount      Capital     Earnings     Plan Debt   Income(Loss)    Total
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------
BALANCE, December 31, 1999                  4,672,636  $ 4,672,636  $31,116,359  $ 4,527,356  $  (310,739) $  (668,953) $39,336,659
  Options exercised, including tax
    benefit of $6,431                           8,650        8,650       42,186                                              50,836
  Retirement of shares repurchased            (10,000)     (10,000)     (40,000)     (51,874)                              (101,874)
  Repayment of ESOP debt                                                                          212,918                   212,918
  Cash dividends declared ($.20 per
    share)                                                                          (933,913)                              (933,913)
  Comprehensive income:
    Net income                                                                     6,599,000                              6,599,000
    Other comprehensive income(loss)--
      Change in unrealized gain on
      securities available-for-sale, net
      of federal income tax                                                                                    753,645      753,645
                                                                                 -----------               -----------  -----------
 Total Comprehensive income                                                        6,599,000                   753,645    7,352,645
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------
BALANCE, December 31, 2000                  4,671,286  $ 4,671,286  $31,118,545  $10,140,569  $   (97,821) $    84,692  $45,917,271
                                          ===========  ===========  ===========  ===========  ===========  ===========  ===========
  Options exercised, including tax
    benefit of $117,015                        54,680       54,680      292,751                                             347,431
  Repayment of ESOP debt                                                                           97,821                    97,821
  Cash dividends declared ($.22 per
    share)                                                                        (1,036,847)                            (1,036,847)
  Comprehensive income:
    Net income                                                                     6,922,131                              6,922,131
    Other comprehensive income(loss)--
      Change in unrealized gain on
      securities available-for-sale, net
      of federal income tax                                                                                   (276,510)    (276,510)
                                                                                 -----------               -----------  -----------
 Total Comprehensive income                                                        6,922,131                  (276,510)   6,645,621
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------
BALANCE, December 31, 2001                  4,725,966  $ 4,725,966  $31,411,296  $16,025,853  $      --    $  (191,818) $51,971,297
                                          ===========  ===========  ===========  ===========  ===========  ===========  ===========
  Options exercised, including tax
    benefit of $99,579                         38,235       38,235      255,262                                             293,497
  Retirement of shares repurchased         (1,019,256)  (1,019,256) (13,963,793)    (815,419)                           (15,798,468)
  10% stock dividend                          472,883      472,883    6,029,259   (6,502,142)                                  --
  Cash dividends declared ($.07 per
    share)                                                                          (994,140)                              (994,140)
  Comprehensive income:
    Net income                                                                     5,990,141                              5,990,141
    Other comprehensive income(loss)--
      Change in unrealized gain on
      securities available-for-sale, and
      interest rate swap net of federal
      income tax                                                                                               860,540      860,540
                                                                                 -----------               -----------  -----------
 Total Comprehensive income                                                        5,990,141                   860,540    6,850,681
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------
BALANCE, September 30, 2002                 4,217,828  $ 4,217,828  $23,732,024  $13,704,293  $      --    $   668,722  $42,322,867
                                          ===========  ===========  ===========  ===========  ===========  ===========  ===========

                          FIRST MUTUAL BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Nine months ended September 30,
                                                                  --------------------------------
                                                                       2002               2001
                                                                  -------------      -------------
                                                                             (Unaudited)
OPERATING ACTIVITIES:
  Net income                                                      $   5,990,141      $   5,222,701
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
      Provision for loan losses                                         785,000            315,000
      Depreciation and amortization                                     576,275            999,968
      Deferred loan origination fees, net of accretion                 (601,023)          (435,448)
      Amortization of mortgage servicing rights                          35,589              9,832
      Gain on sales of loans                                           (980,194)        (1,100,127)
      Gain on sale of repossessed real estate                              --               (9,296)
      Gain on sale of securities available-for-sale                    (286,826)          (581,996)
      Gain on sale of other investments                                    --             (464,212)
      FHLB stock dividends                                             (446,600)          (408,800)
      Changes in operating assets & liabilities:
        Loans receivable held-for-sale                               (1,555,291)        10,787,223
        Accrued interest receivable                                     137,697          1,055,257
        Other assets                                                 (1,449,404)          (336,595)
        Drafts payable                                                 (522,493)           180,676
        Accounts payable and other liabilities                        1,078,234           (897,124)
        Federal income taxes                                          2,740,751            484,727
        Advance payments by borrowers for taxes and insurance         1,492,334          1,394,933
                                                                  -------------      -------------

  Net cash provided by operating activities                           6,994,190         16,216,719

INVESTING ACTIVITIES:
  Loan originations                                                (170,589,494)      (182,341,853)
  Loan principal repayments                                         140,517,563        125,970,510
  Increase/decrease in undisbursed loan proceeds                      7,164,336         (9,699,454)
  Principal repayments & redemptions on
    mortgage-backed and other securities                             13,204,561         50,422,704
  Purchase of mortgage-backed securities available-for-sale         (39,526,461)       (14,434,698)
  Purchase of mortgage-backed and other securities                     (250,000)        (2,996,250)
  Purchases of premises and equipment                                (2,236,384)        (1,737,517)
  Purchase of FHLB stock                                                (62,600)          (233,100)
  Proceeds from sale of loans                                           306,104          1,146,155
  Proceeds from other investments                                          --              472,769
  Proceeds from sale of securities                                   25,836,655         34,767,959
  Proceeds from sale of real estate held-for-sale                          --            1,433,584
                                                                  -------------      -------------

   Net cash provided (used) by investing activities                 (25,635,720)         2,770,809

                          FIRST MUTUAL BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                   Nine months ended September 30,
                                                                  --------------------------------
                                                                       2002               2001
                                                                  -------------      -------------
                                                                             (Unaudited)
FINANCING ACTIVITIES:
    Net increase (decrease) in deposit accounts                      44,621,347        (14,205,956)
    Interest credited to deposit accounts                            10,358,534         18,076,756
    Proceeds from Trust Preferred Securities                          9,000,000               --
    Repurchase/Retirement of Common Stock                           (15,798,468)              --
    Proceeds from advances                                          134,198,892        173,941,000
    Repayment of advances                                          (163,922,449)      (159,834,500)
    Dividends paid                                                   (1,026,509)          (703,795)
    Proceeds from exercise of stock options                             193,918            186,590
    Repayment of employee stock ownership plan debt                        --               97,821
                                                                  -------------      -------------


    Net cash provided by financing activities                        17,625,265         17,557,916
                                                                  -------------      -------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                       (1,016,265)        36,545,444

CASH & CASH EQUIVALENTS:
  Beginning of year                                                  14,615,303          6,998,992
                                                                  -------------      -------------
  End of quarter                                                  $  13,599,038      $  43,544,436
                                                                  =============      =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
           INFORMATION:
     Loans originated for mortgage banking activities             $  53,797,048      $  70,987,505
                                                                  =============      =============
     Loans originated for investment activities                   $ 170,589,494      $ 182,341,853
                                                                  =============      =============

     Proceeds from sales of loans held-for-sale                   $  52,241,757      $  81,774,728
                                                                  =============      =============
    Cash paid during the Nine months ended September 30 for:
            Interest                                              $  16,541,852      $  25,501,389
                                                                  =============      =============
            Income taxes                                          $   2,490,000      $   2,202,500
                                                                  =============      =============


SUPPLEMENTAL DISCLOSURES OF NONCASH
           INVESTING ACTIVITIES:

     Loans securitized into securities available for sale         $  14,485,309      $        --
     Loans transferred (from) real estate
             held-for-sale, net                                   $        --        $  (1,352,611)


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


NOTE 2.
MORTGAGE-BACKED AND OTHER SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair value of securities available-for-sale at September 30, 2002, and December 31, 2001 are summarized as follows:

                                          Gross          Gross        Estimated
                         Amortized     unrealized     unrealized        fair
                           cost           gains         losses          value
                       ------------   ------------   ------------   ------------
SEPTEMBER 30,2002:
Freddie Mac securities $  4,737,657   $    164,269   $       --     $  4,901,926
Fannie Mae securities    49,636,495      1,446,081           --       51,082,576
                       ------------   ------------   ------------   ------------
                       $ 54,374,152   $  1,610,350   $       --     $ 55,984,502
                       ============   ============   ============   ============

DECEMBER 31, 2001:
Freddie Mac securities $  5,276,304   $     13,813   $      5,779   $  5,284,338
Fannie Mae securities    40,975,631         59,065        357,733     40,676,963
                       ------------   ------------   ------------   ------------
                       $ 46,251,935   $     72,878   $    363,512   $ 45,961,301
                       ============   ============   ============   ============

NOTE 3.
MORTGAGE-BACKED AND OTHER SECURITIES HELD-TO-MATURITY

The amortized cost and estimated fair value of mortgage-backed and other securities are summarized as follows:

                                          Gross          Gross        Estimated
                         Amortized     unrealized     unrealized        fair
                           cost           gains         losses          value
                       ------------   ------------   ------------   ------------
SEPTEMBER 30, 2002:
Fannie Mae securities  $ 16,903,708   $    555,571   $       --     $ 17,459,279
Freddie Mac securities      948,461         11,468           --          959,929
Municipal bonds           1,340,014          3,549           --        1,343,563
REMICS                       34,895            827           --           35,722
                       ------------   ------------   ------------   ------------
                       $ 19,227,078   $    571,415   $       --     $ 19,798,493
                       ============   ============   ============   ============
DECEMBER 31, 2001:
Fannie Mae securities  $ 24,068,746   $    497,926   $       --     $ 24,566,672
Freddie Mac securities    1,103,892          7,459           --        1,111,351
Municipal bonds           1,112,852           --            1,580      1,111,272
REMICs                      100,162            999             17        101,144
                       ------------   ------------   ------------   ------------
                       $ 26,385,652   $    506,384   $      1,597   $ 26,890,439
                       ============   ============   ============   ============

NOTE 4.
NONPERFORMING ASSETS

The Bank had nonperforming assets as follows:
                                                    September 30,  December 31,
                                                        2002           2001
                                                    ------------   ------------
Nonperforming loans                                 $    837,123   $    498,033

Real Estate and Repossessed assets held-for-sale          33,688         22,587
                                                    ------------   ------------
Total Nonperforming Assets                          $    870,811   $    520,620
                                                    ============   ============


At September 30, 2002, and December 31, 2001, the Bank had no material impaired loans as defined under Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan."


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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for quarters ending September 30, 2002, and September 30, 2001:

                                                     Income         Shares       Per share
                                                  (numerator)   (denominator)      amount
                                                  ------------------------------------------
Quarter ended September 30, 2002
--------------------------------
  Basic EPS:
    Income available to common shareholders       $  2,102,935      4,527,841   $       0.46
                                                                                ============

  Effect of dilutive stock options                        --          111,243
                                                  ------------   ------------
  Diluted EPS:
    Income available to common shareholders
      plus assumed stock options exercised        $  2,102,935      4,639,084   $       0.45
                                                  ============   ============   ============


Nine months ended September 30, 2002
------------------------------------
  Basic EPS:
    Income available to common shareholders       $  5,990,141      4,975,848   $       1.21
                                                                                ============

  Effect of dilutive stock options                        --           90,858
                                                  ------------   ------------
  Diluted EPS:
    Income available to common shareholders
      plus assumed stock options exercised        $  5,990,141      5,066,706   $       1.18
                                                  ============   ============   ============


Quarter ended September 30, 2001
--------------------------------
  Basic EPS:
    Income available to common shareholders       $  1,769,497      5,183,158   $       0.34
                                                                                ============

  Effect of dilutive stock options                        --           82,916
                                                  ------------   ------------
  Diluted EPS:
    Income available to common shareholders
      plus assumed stock options exercised        $  1,769,497      5,266,074   $       0.34
                                                  ============   ============   ============


Nine months ended September 30, 2001
------------------------------------
  Basic EPS:
    Income available to common shareholders       $  5,222,701      5,170,831   $       1.01
                                                                                ============

  Effect of dilutive stock options                        --           89,670
                                                  ------------   ------------
  Diluted EPS:
    Income available to common shareholders
      plus assumed stock options exercised        $  5,222,701      5,260,501   $       1.00
                                                  ============   ============   ============

NOTE 6.

RATE VOLUME ANALYSIS                                 THIRD QUARTER 2002                 NINE MONTHS ENDED SEPTEMBER 30, 2002
(Dollars in thousands)                                       VS                                          VS
                                                     THIRD QUARTER 2001                 NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                 INCREASE (DECREASE) DUE TO                  INCREASE (DECREASE) DUE TO
                                                                        TOTAL                                       TOTAL
                                              VOLUME        RATE        CHANGE            VOLUME        RATE        CHANGE
--------------------------------------------------------------------------------        ------------------------------------
INTEREST INCOME
  Investments:
    Available-for-sale securities         $      537    $     (115)   $      422       $    1,417    $     (197)   $    1,220
    Held-to-maturity securities                 (393)          (29)         (422)          (1,553)         (490)       (2,043)
    Other equity investments                     (71)          (50)         (121)              (4)         (110)         (114)
                                          ----------    ----------    ----------       ----------    ----------    ----------
      Total investments                           73          (194)         (121)            (140)         (797)         (937)

  Loans:
    Residential                                   26          (241)         (215)             (72)         (757)         (829)
    Residential construction                     154          (113)           41              255          (493)         (238)
    Multifamily                                  196          (513)         (317)             892        (1,710)         (818)
    Multifamily construction                    (154)          (74)         (228)            (578)         (348)         (926)
    Commercial real estate and Business          482          (748)         (266)           2,157        (2,417)         (260)
    Commercial real estate construction           23           (35)          (12)              95          (122)          (27)
    Consumer & Other                             257          (136)          121              698          (456)          242
                                          ----------    ----------    ----------       ----------    ----------    ----------
      Total loans                                984        (1,860)         (876)           3,447        (6,303)       (2,856)
                                          ----------    ----------    ----------       ----------    ----------    ----------

           Total interest income               1,057        (2,054)         (997)           3,307        (7,100)       (3,793)

INTEREST EXPENSE
  Deposits:
    Money market deposit and checking            116          (216)         (100)             288        (1,057)         (769)
    Regular savings                                1           (12)          (11)            --             (42)          (42)
    Time deposits                                (52)       (2,095)       (2,147)            (642)       (5,948)       (6,590)
                                          ----------    ----------    ----------       ----------    ----------    ----------
      Total deposits                              65        (2,323)       (2,258)            (354)       (7,047)       (7,401)

  FHLB advances and other                        367          (725)         (358)           1,731        (2,505)         (774)
                                          ----------    ----------    ----------       ----------    ----------    ----------
      Total interest expense                     432        (3,048)       (2,616)           1,377        (9,552)       (8,175)


       Net interest income                $      625    $      994    $    1,619       $    1,930    $    2,452    $    4,382
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

Historical periods have been restated to conform to this new presentation. Under the new structure, the reportable segments include the following:

     CONSUMER LENDING - Consumer lending includes residential and home equity lending, direct consumer loans, and consumer dealer financing contracts. Residential lending offers loans to borrowers to purchase, refinance, or build homes secured by one-to-four-unit family dwellings. Consumer loans include lines of credit and loans for purposes other than home ownership. Included within the consumer lending segment is a mortgage banking operation, which sells loans in the secondary mortgage market. The mortgage banking operation may choose to retain or sell the right to service the loans sold (i.e., collection of principal and interest payments) depending upon market conditions.

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

Financial information for the Company's segments is shown below for September 30, 2002, 2001 and 2000:

                                                        CONSUMER         COMMERCIAL         SECURITY
QUARTER ENDED SEPTEMBER 30:                              LENDING           LENDING         INVESTMENTS         TOTALS
--------------------------                               -------           -------         -----------         ------
Interest income                            2002       $ 3,155,948       $ 7,712,257       $ 1,338,665       $12,206,870
                                           2001         3,131,627         8,654,362         1,417,076        13,203,065
                                           2000         2,579,777         8,474,717         2,160,662        13,215,156

Interest Expense                           2002         1,347,044         2,988,975         1,058,942         5,394,961
                                           2001         1,754,520         4,539,101         1,716,305         8,009,926
                                           2000         1,520,992         4,682,277         1,819,944         8,023,213

Net Interest Income                        2002         1,808,904         4,723,282           279,723         6,811,909
                                           2001         1,377,107         4,115,261          (299,229)        5,193,139
                                           2000         1,058,785         3,792,440           340,718         5,191,943

Provision for loan losses                  2002           197,867           452,133              --             650,000
                                           2001            15,455            34,545              --              50,000
                                           2000            15,455            34,545              --              50,000

Net interest income, after provision
  for loan losses                          2002         1,611,037         4,271,149           279,723         6,161,909
                                           2001         1,361,652         4,080,716          (299,229)        5,143,139
                                           2000         1,043,330         3,757,895           340,718         5,141,943

Noninterest income                         2002           600,482           325,138           153,590         1,079,210
                                           2001           163,879           263,297           449,799           876,975
                                           2000            58,961           161,334            36,366           256,661

Noninterest expense                        2002         1,488,742         2,415,842           158,961         4,063,545
                                           2001         1,124,503         1,811,287           409,941         3,345,731
                                           2000           866,858         1,633,855           359,440         2,860,153

Income before federal income taxes         2002           722,777         2,180,445           274,352         3,177,574
  and cumulative effect of                 2001           401,028         2,532,726          (259,371)        2,674,383
  adoption of New Accounting principle     2000           235,433         2,285,374            17,644         2,538,451

Federal income taxes                       2002           245,744           741,351            87,544         1,074,639
                                           2001           136,418           861,126           (92,658)          904,886
                                           2000            80,047           777,027             1,763           858,837

 Income before Cumulative Effect of        2002           477,033         1,439,094           186,808         2,102,935
   Adoption of New Accounting Principle    2001           264,610         1,671,600          (166,678)        1,769,497
                                           2000           155,386         1,508,347            15,881         1,679,614

Net income                                 2002           477,033         1,439,094           186,808         2,102,935
                                           2001           264,610         1,671,600          (166,678)        1,769,497
                                           2000           155,386         1,508,347            15,881         1,679,614


Total Interest Earning assets (Ending      2002       178,564,252       420,559,806        94,018,011       693,142,069
  period balances)                         2001       140,385,812       411,784,692       103,975,891       656,146,395
                                           2000       120,387,328       370,173,907       132,335,196       622,896,431

NOTE 7.
SEGMENTS (CONTINUED)

YEAR-TO-DATE ENDED SEPTEMBER 30:

                                                        CONSUMER         COMMERCIAL         SECURITY
QUARTER ENDED SEPTEMBER 30:                              LENDING           LENDING         INVESTMENTS         TOTALS
--------------------------                               -------           -------         -----------         ------
Interest income                            2002       $ 8,919,520       $23,339,671       $ 4,204,967       $36,464,158
                                           2001         9,217,289        25,936,731         5,101,373        40,255,393
                                           2000         7,956,315        24,052,257         5,649,328        37,657,900

Interest Expense                           2002         3,875,485         9,105,918         3,464,196        16,445,599
                                           2001         5,530,072        14,049,100         5,040,171        24,619,343
                                           2000         4,740,935        12,998,745         4,593,413        22,333,093

Net Interest Income                        2002         5,044,035        14,233,753           740,771        20,018,559
                                           2001         3,687,217        11,887,631            61,202        15,636,050
                                           2000         3,215,380        11,053,512         1,055,915        15,324,807

Provision for loan losses                  2002           239,315           545,685              --             785,000
                                           2001            97,368           217,632              --             315,000
                                           2000            86,548           193,452              --             280,000

Net interest income, after provision       2002         4,804,720        13,688,068           740,771        19,233,559
  for loan losses                          2001         3,589,849        11,669,999            61,202        15,321,050
                                           2000         3,128,832        10,860,060         1,055,915        15,044,807

Noninterest income                         2002         1,183,925           942,850           364,770         2,491,545
                                           2001         1,518,108           677,254         1,121,315         3,316,677
                                           2000           681,904           448,268            88,451         1,218,623

Noninterest expense                        2002         4,445,199         7,428,205           801,149        12,674,553
                                           2001         3,631,703         5,936,528           941,155        10,509,386
                                           2000         3,029,908         4,862,825           895,554         8,788,287

Income before federal income taxes         2002         1,543,446         7,202,713           304,392         9,050,551
  and cumulative effect of adoption        2001         1,476,254         6,410,725           241,362         8,128,341
  of New  Accounting principle             2000           780,828         6,445,503           248,812         7,475,143

Federal income taxes                       2002           524,772         2,448,922            86,716         3,060,410
                                           2001           501,927         2,179,646            68,820         2,750,393
                                           2000           265,482         2,191,471            75,552         2,532,505

 Income before Cumulative Effect of        2002         1,018,674         4,753,791           217,676         5,990,141
   Adoption of New Accounting              2001           974,327         4,231,079           172,542         5,377,948
    Principle                              2000           515,346         4,254,032           173,260         4,942,638

 Cumulative effect of Adoption of New      2002              --                --                --                --
    Accounting Principle, net of           2001          (155,247)             --                --            (155,247)
     federal income tax                    2000              --                --                --                --

Net income                                 2002         1,018,674         4,753,791           217,676         5,990,141
                                           2001           819,080         4,231,079           172,542         5,222,701
                                           2000           515,346         4,254,032           173,260         4,942,638

Total Interest Earning assets (Averages)   2002       164,526,006       424,519,312       100,003,843       689,049,161
                                           2001       146,427,757       400,357,693       107,896,235       654,681,685
                                           2000       130,807,050       357,532,778       122,055,080       610,394,908

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

On June 20, 2002 the Company formed a new subsidiary, First Mutual Capital Trust I, for the sole purpose of issuing $9,000,000 in Trust Preferred Securities through a pool sponsored by Bear Stearns & Co. Inc., Regional Advisor's Alliance, and other brokers. The Company owns 100% or 279 common shares ($279,000) in the trust subsidiary. The transaction was completed on June 27, 2002. The proceeds of the offering have been used to fund a stock repurchase of 1,019,256 shares in a private transaction.

RESULTS OF OPERATIONS
---------------------
     NET INCOME
     ----------
Net income for the third quarter and the nine months ended September 30, 2002 was $2.1 million and $6.0 million, compared with $1.8 million and $5.2 million for the same periods in 2001. Diluted earnings per share totaled $0.45 and $1.18 for the quarter and nine months ended September 30, 2002. The comparable figures for the quarter and nine months ended September 30, 2001, were $0.34 and $1.00.

     NET INTEREST INCOME
     -------------------
Net interest income increased $1.6 million, or 31%, in the third quarter of 2002 as contrasted with the same quarter in 2001. Year-to-date net interest income has increased $4.4 million, or 28%, rising from $15.6 million for the first nine months of 2001 to $20.0 million for the same period this year. Net interest income improved as a result of both a decrease in the rates paid on interest-bearing liabilities and an increase in earning-assets. The net positive impact from the decrease in interest rates totaled $994,000 for the third quarter of this year. Additionally the continued increase in interest-earning assets contributed $625,000 for the quarter. Year-to-date the change in interest rates provided $2.5 million to net income and the rise in interest-earning assets amounted to $1.9 million, for a total change of $4.4 million.

The net interest margin (as illustrated below) increased over the prior year as a result of the cost of funds dropping faster than the yield on earning assets. The cost of funds has declined from 5.01% at September 30, 2001, to its current rate of 3.11% -- a drop of 1.90%. The yield on earning assets also fell, but at a slower pace, from 7.92% a year ago to 6.81%, a decrease of

1.11%. While the funding costs have declined 38% over the last year, the yield on loans and investments has only dropped 14%.

The net interest margin continues to remain steady on a sequential quarterly basis:

     --------------------------- ---------------------------
     Quarter Ended                   Net Interest Margin
     =========================== ===========================
     September 30, 2001                    3.23%
     --------------------------- ---------------------------
     December 31, 2001                     3.50%
     --------------------------- ---------------------------
     March 31, 2002                        3.94%
     --------------------------- ---------------------------
     June 30, 2002                         3.94%
     --------------------------- ---------------------------
     September 30, 2002                    3.95%
     --------------------------- ---------------------------

The Bank is currently positively gapped (more one-year assets than liabilities) by 21%, which means that rising rates would improve the net interest margin, while falling rates would be adverse. The Bank's simulation model also indicates that the Bank would benefit from a rise in interest rates. The simulation model, however, suggests that the improvement from an increase in rates, or the negative impact from a drop in rates, is not as dramatic as the Gap Report might indicate. The latest simulation model report shows a 1.84% improvement in net interest income if interest rates should rise 200 basis points, and a 3.13% decline if rates should fall by the same amount. (Please see "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for more information.)

One area of the portfolio that has provided support to the net interest margin is commercial real estate. Approximately 47% of the portfolio, or $177 million, has interest rate floors of 7.5%. That figure compares to 61%, or $227 million at year-end 2001. The current rate for loans of comparable collateral and quality is 5.375%, and there are typically no prepayment penalties associated with the early repayment of these loans. If 50% of these loans were to immediately reprice, net interest income would be adversely impacted by an estimated 7.5%.

The provision for loan losses increased from $50,000 in the third quarter of 2001 to $650,000 in the like period in 2002. Year-to-date the provision for loan losses totaled $785,000 as compared to $315,000 for the first nine months of 2001. The provision for loan losses reflects the amount deemed appropriate to produce an adequate reserve for possible losses inherent in the risk characteristics of the Bank's loan portfolio. In determining the appropriate reserve balance, the Bank takes into consideration the local and national economic outlook and the historical performance of the loan portfolio. (Please see the section titled "Asset Quality" under "Results of Operations" for a complete discussion of this subject.)

     OTHER OPERATING INCOME
     ----------------------
Other operating income consisted of the following:

                                             Three Months                                 Nine Months
                                          Ended September 30                          Ended September 30
                                          ------------------                          ------------------
                                     2002                  2001                   2002                  2001
                                     ----                  ----                   ----                  ----

Secondary Market Fees               $   251,000         $     48,000            $   635,000          $    (33,000)
Sale of Servicing Rights                189,000               (2,000)               189,000               858,000
SFAS 133 Gain                            62,000               35,000                 92,000               307,000
Mortgage Servicing Rights                21,000               19,000                 64,000               132,000
                              -------------------- ---------------------- --------------------- ----------------------
GAIN ON SALE OF LOANS:              $   523,000          $   100,000            $   980,000          $  1,264,000
                              ==================== ====================== ===================== ======================

                              -------------------- ---------------------- --------------------- ----------------------
SERVICING FEES:                     $    34,000          $    25,000           $     86,000          $     92,000
                              ==================== ====================== ===================== ======================

                              -------------------- ---------------------- --------------------- ----------------------
GAIN ON SALE OF INVESTMENTS:        $   129,000          $   418,000           $    287,000          $  1,046,000
                              ==================== ====================== ===================== ======================

                              -------------------- ---------------------- --------------------- ----------------------
FEES ON DEPOSITS:                   $   118,000          $    77,000            $   348,000          $    244,000
                              ==================== ====================== ===================== ======================

OTHER INCOME:
   Prepayment/Brokered
      Loan/Extension Fees           $   174,000          $   153,000            $   458,000          $    347,000
   Rental Income                         25,000               21,000                 75,000                77,000
   Miscellaneous and
      Official Check Income              18,000               31,000                 83,000                87,000
   Other Income                          58,000               52,000                174,000               160,000
                              -------------------- ---------------------- --------------------- ----------------------
SUBTOTAL:                           $   275,000          $   257,000            $   790,000          $    671,000
                              ==================== ====================== ===================== ======================

                              -------------------- ---------------------- --------------------- ----------------------
TOTAL OTHER INCOME                  $ 1,079,000          $   877,000            $ 2,491,000           $ 3,317,000
                              ==================== ====================== ===================== ======================

Total other income increased to $1.1 million in the third quarter of 2002 as compared to $877,000 in the same quarter in 2001. Other income declined from $3.3 million for the first nine months of 2001 to $2.5 million for the like period in 2002. The increase for the third quarter was mainly attributable to the rise in gain on sale of loans and the decline for the first nine months of 2002 was mainly due to the significant drop in gain on sale of investments.

GAIN ON SALE OF LOANS is composed of four elements: secondary market fees, the sale of servicing rights, the mark-to-market of all interest rate locks on loans pending sale and forward commitments into the secondary market (pursuant to SFAS No. 133), and the capitalization of mortgage servicing rights.

The gain on sale of loans jumped from $100,000 in the third quarter of 2001 to $523,000 this year. Year-to-date, the gain on sale of loans declined from $1.3 million to $980,000 this year. The increase for the quarter is mainly due to secondary marketing fees, whereas the majority of the decrease year-to-date is attributable to the sale of servicing rights.

Secondary Market Fees. Secondary market fees are the cash gains or losses from the sale of loans into the secondary market and the resulting gain or loss from forward commitments (pair-offs). The gain/loss from the sale of loans into the secondary market includes both loans sold servicing released and loans sold servicing retained. Loans sold "servicing released" simply means that the Bank has given up its right and entitlement to future income associated with the collection of future loan payments. Therefore, loans sold "servicing retained" are those loans that the Bank has chosen to sell but retain the right to the fee income associated with the activity of collecting future loan payments. The distinction is made here due to the fact that depending upon various factors, the Bank may decide to sell loans "servicing released" or "servicing retained" or a combination thereof. The fees from these activities are all captured under the heading "secondary market fees". What is not included in this line item, are any gains or losses as a result of the sale of the servicing rights that are sold separate from that of the sale of the actual loan. These gains/losses are included in the line item titled "sale of servicing rights". As a result, significant changes may occur from period to period in regards to these two accounts depending upon the manner in which the Bank is selling loans and/or servicing rights.

Secondary market fees totaled $251,000 in the third quarter of 2002 as compared to $48,000 in the same quarter last year. The increase for the quarter is largely the result of fee income generated from the sale of consumer loans and a significant drop in pair-off losses.

                                  Three Months Ending   Three Months Ending   Nine Months Ending   Nine Months Ending
                                  September 30, 2002    September 30, 2001    September 30, 2002   September 30, 2001
-------------------------------- --------------------- --------------------- -------------------- --------------------
Fees from Sales of:
--------------------------------
     Residential Loans:
--------------------------------
          Servicing
          Released Fees          $        109,000      $        161,000      $        297,000     $        280,000
-------------------------------- --------------------- --------------------- -------------------- --------------------
          Pair-off Fees                     2,000              (180,000)              (66,000)            (500,000)
-------------------------------- --------------------- --------------------- -------------------- --------------------
     Total Residential
          Loans                  $        111,000      $        (19,000)     $        231,000     $       (220,000)
-------------------------------- --------------------- --------------------- -------------------- --------------------
     Consumer Loans                       140,000                67,000               404,000              187,000
-------------------------------- --------------------- --------------------- -------------------- --------------------
Total                            $        251,000      $         48,000      $        635,000     $        (33,000)
-------------------------------- ===================== ===================== ==================== ====================



Sales of:
--------------------------------
     Residential Loans
       Servicing Released        $   7.1  million      $   25.8 million      $   20.0 million     $   62.7 million
-------------------------------- --------------------- --------------------- -------------------- --------------------
     Sale of All
       Residential Loans
       (incl. Servicing
       Released)                 $    8.4 million      $   25.8 million      $   26.7 million     $   69.7 million
-------------------------------- --------------------- --------------------- -------------------- --------------------
     Consumer Loans              $    5.1 million      $    1.4 million      $   12.6 million     $    3.7 million
-------------------------------- --------------------- --------------------- -------------------- --------------------

Fees from the sale of residential loans amounted to a loss of $19,000 in the third quarter last year and a gain of $111,000 in the like quarter of 2002. Year-to-date the fees from the sales of residential loans amounted to $231,000 as compared to a loss of $220,000 for the same period last year. The gains and losses from the sale of residential loans are broken down into two areas, servicing released fees and pair-off fees. Servicing released fees totaled $109,000 for the third quarter this year as compared to $161,000 for the same period last year. The decline in income in this area is due to the decrease of residential loans sold servicing released. During the third quarter of 2001 $25.8 million of residential loans were sold servicing released as compared to $7.1 for the like period this year. For the first nine months of 2001, fees from this source totaled $280,000 as compared to $297,000 this year. Although the amount of loans sales related to these fees declined from $62.7 million for the period ending September 30, 2001 to $20.0 million this year the fees from these sales were nearly identical due to the improved execution of loans sales.

The increase in fee income for residential loans for the quarter and the first nine months of the year is mainly attributable to the significant decline in pair-off losses. Pair-off fees, which are a routine secondary marketing activity, are the resulting gain or loss incurred when a forward loan commitment position is settled. The resulting gain or loss is largely dependent upon the movement of interest rates. Pair-off losses tied to the hedging activities of residential loans being held-for-sale for the third quarter of 2001 totaled $180,000 as compared to a gain of $2,000 for the same period this year. For the first nine months of 2001, pair-off losses amounted to $500,000 compared to $66,000 for 2002. In 2001, during a period when the Bank was more active in its mortgage banking activities, rates fell throughout the year making the hedging of interest rates more difficult. Over the past year the Bank has changed its strategy and deemphasized its salable residential loan products in relation to its overall product menu. Competitive pressure in the conforming loan market (which are the loans typically sold by the Bank) has focused the Bank on its more profitable portfolio and construction products.

Gains from the sale of consumer loans totaled $140,000 in the third quarter of 2002 as compared to $67,000 last year. Consumer loan fee income for the fourth quarter is expected to drop to between $90,000 and $120,000. The Bank is implementing a change in direction that, going forward, will result in the adding to the loan portfolio, many consumer loans that had previously been sold. It has been the practice to portfolio home improvement loans originated in Washington and Oregon and sell all loans originated elsewhere. In the third quarter sold loans accounted for 50% of all home improvement loans funded in that period. The Bank is transitioning to the new policy in the fourth quarter and intends to have fully implemented the new strategy by year-end 2003. The reason for the change is that the Bank has been pleased with the performance to date of the home improvement loan portfolio. The portfolio currently totals $27 million and has a 0.14% non-performing loans ratio, which compares to the national average of 1.02%. The yield on the portfolio is at 10.43% and is the highest of the Bank's loan categories. Year-to-date fee income from this source has totaled $404,000 as compared to $187,000 last year.

Sale of Servicing Rights. The sale of servicing rights amounted to a loss of $2,000 in the third quarter of last year, as compared to a gain of $189,000 in 2002. The principal reason for the increase was a sale during the third quarter of 2002 of $18.9 million in residential servicing rights. There were no comparable sales in the third quarter of 2001. The Bank does not anticipate any further bulk sales of servicing in 2002. The remaining servicing portfolio, which totals $45 million, is largely made up of commercial real estate loans that are not readily saleable. Year-to-date, the gain from the sale of servicing rights totaled $189,000, as contrasted with $858,000 last year. The sale of loans with servicing rights totaled $18.9 million through September 30, 2002 as compared to $84.4 million for the like period last year. Last year's servicing sale includes a bulk sale of $78 million. The decrease year-to-date, as compared to the same period last year is largely the result of the Bank's decision to liquidate its residential servicing portfolio during the first quarter of 2001.

Mark-to-Market of Financial Derivatives. The third piece of the Gain on Sale of Loans is the gain or loss resulting from financial derivatives. Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, is the accounting guidance applicable to derivative financial instruments. This standard requires that all interest rate locks (IRL's) on loans pending sale and forward sale commitments, which are considered to be derivatives, be marked-to-market. The net gain realized from these two activities totaled $62,000 for the third quarter of 2002 and $92,000 year-to-date as compared to $35,000 and $307,000 respectively for 2001. The Bank did not have any forward commitments outstanding at the end of the third quarter; however subsequent to that time, the Bank has taken down approximately $10 million in forward commitments as a result of an increase in the residential loan pipeline and the inherent interest rate risk embedded within this activity. It is unknown at this time what the impact to net income will be during the fourth quarter when these positions are marked-to-market per SFAS 133. Conditions that affect the potential gain or loss include the amount of IRL's and forward commitments outstanding and the movement of mortgage rates. As of October 31, 2002, $10 million in forward commitments and $9 million of IRL's are outstanding. Forward commitments are bought to hedge loans held for sale. How much of the forward commitments is held at any given point in time depends on the percentage of loans originated that are held for sale, and the amount of market risk the Bank is willing to assume on those loans. That process is highly fluid and can change significantly on any given day. IRL's are more predictable in that all rate locks in residential loans held for sale are marked-to-market, except those that are effectively hedged.

The movement of interest rates affects forward commitments and IRL's differently. Falling interest rates result in a SFAS 133 mark-to-market loss for forward commitments, but a gain for IRL's. Just the opposite is true for rising rates.

Mortgage Servicing Rights. The fourth and final piece of the calculation of Gain on Sales of Loans is the capitalization of mortgage servicing rights (MSR's). MSR's are recognized only on loan sales with "servicing retained", (see earlier discussion). The gains recorded for mortgage servicing rights are pursuant to Statement of Financial Accounting Standard (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which requires the capitalization of internally generated servicing rights. The amount of MSR's capitalized and recognized in income totaled $21,000 for the third quarter of 2002 as compared to $19,000 for the like quarter in 2001. The amount of loan sales, related to the capitalization of the MSR's in the third quarter of 2002 amounted to $4.0 million as compared to $4.8 million in the third quarter of 2001. The amount of loan sale activity, the underlying loan types (i.e. residential, income property or business banking), and the yearly analysis of the capitalization value all contribute to the calculation of the amount of gain recognized when loans are sold with the servicing rights retained. Year-to-date the amount of MSR's capitalized totaled $64,000 as compared to $132,000 for the first nine months of 2001. The related loan sale activity for the same time periods totaled $19.7 million and $19.0 million, respectively.

SERVICING FEES have increased $9,000, or 36%, for the third quarter of 2002 as compared to the like quarter last year, due to an increase in the mortgage servicing portfolio. The servicing portfolio totaled $44.5 million at September 30, 2002, as compared to $39.8 million a year ago. Year-to-date servicing fee income amounted to $86,000 for the first nine months of 2002 and $92,000 for the like period last year. The year-to-date servicing fee income last year benefited from sub-servicing fees on the $78 million bulk sale. That arrangement was concluded in March 2001. The Bank has sold the servicing rights underlying $18.9 million in loans during the third quarter of 2002. As a result, the amount of income from this source is anticipated to decline for the fourth quarter.

GAIN ON SALE OF INVESTMENTS fell from $418,000 in the third quarter of last year and $1.0 million year-to-date to $129,000 for the third quarter of 2002 and $287,000 year-to-date. Security sales during the third quarter of 2002 totaled $15.2 million compared to $30.8 million in the like quarter last year. Year-to-date security sales totaled $25.9 million as compared to $39.0 million last year. The year-to-date gains on sales of investments also include gains realized from the sale of a limited partnership interest, of which $26,000 was recognized this year and $464,000 was recognized through September 30, 2001. There are no more anticipated distributions from the sale of the limited partnership investment in the future.

DEPOSIT FEES have risen in 2002, $41,000 on a quarter-to-quarter comparison, and $104,000 on a year-to-date basis. Virtually all of that increase came from improved fee income on checking accounts. The Bank expects fee income from this source to continue to show an increase, although not at the rate experienced in the last two years.

OTHER INCOME increased slightly from $257,000 in the third quarter of 2001 to $275,000 for the same period this year. Year-to-date other income rose from $671,000 to $790,000 this year.

On a quarterly and year-to-date basis prepayment and extension fees contributed to the increase as did rental income and income from the Bank's official check program.

Prepayment, brokered loan and extension fees have increased $21,000 from $153,000 in the third quarter of 2001 to $174,000 for the like period this year. The year-to-date results are similar to the third quarter. For the nine months ended September 30, 2001 these fees totaled $347,000 as compared to $458,000, in 2002, an increase of $111,000. Over the past year the Bank has experienced an increase in this area due to the unusually low interest rates as well as a rise in the amount of brokered loans closed this year.

Rental income on the Bank owned property was up $4,000 as compared to the third quarter of last year. Year-to-date rental income declined slightly from $77,000 last year to $75,000. The Bank's income from miscellaneous fees and the issuance of official checks has decreased on a quarterly and year-to-date basis. For the third quarter, income from this source totaled $18,000, as compared to $31,000, for the like quarter last year. For the nine months ending September 30, 2002, income from this source amounted to $83,000 as contrasted with $87,000 last year. The reason for the decline is due to the drop in income from the issuance of official checks. The low interest rate environment and the reduction, during the second quarter, of the deposit that the Bank was initially required to keep with the program administrator have contributed to the decline. As a result, the Bank now earns a lower interest rate on a smaller outstanding balance. This trend is expected to continue through the fourth quarter unless rates and/or volumes rise substantially.

     OPERATING EXPENSES
     ------------------
Operating expense consisted of the following:

                                              Three Months                                  Nine Months
                                           Ended September 30                           Ended September 30
                                           ------------------                           ------------------

                                      2002                   2001                   2002                  2001
                                      ----                   ----                   ----                  ----
                              ---------------------- ---------------------- --------------------- ----------------------
Salaries and Benefits:             $  2,401,000           $  1,752,000           $  7,588,000          $  6,064,000
                              ====================== ====================== ===================== ======================

                              ---------------------- ---------------------- --------------------- ----------------------
Occupancy:                         $    590,000           $    531,000           $  1,727,000          $  1,568,000
                              ====================== ====================== ===================== ======================

Other Expenses:
     Marketing/Investor Rel.       $    199,000           $    156,000           $    565,000          $    408,000
     Data Processing                    137,000                122,000                406,000               360,000
     Other                              737,000                785,000              2,388,000             2,109,000
                              ---------------------- ---------------------- --------------------- ----------------------
Total Other Expenses:              $  1,073,000           $  1,063,000           $  3,359,000          $  2,877,000
                              ====================== ====================== ===================== ======================

                              ---------------------- ---------------------- --------------------- ----------------------
TOTAL OPERATING EXPENSE            $  4,064,000           $  3,346,000           $ 12,674,000          $ 10,509,000
                              ====================== ====================== ===================== ======================

SALARIES AND EMPLOYEE BENEFITS increased $649,000, or 37%, from $1,752,000 in third quarter of 2001 to $2,401,000 in the like quarter this year. A number of factors contributed to that increase to include a reversal of a bonus accrual last year, an annual salary increase of 4%, and a 15% increase in staff.

In the third quarter of 2001 a $250,000 accrual for a staff performance bonus was reversed. That accrual had been established in the first quarter, when financial results were more favorable and it appeared that a bonus would be paid at year end. There were no comparable bonus accruals this year.

On a quarter-to-quarter comparison the Bank's staffing levels rose 15%, with approximately one-half of that increase occurring in the loan production areas. The staff additions were fairly evenly spread among the Business Banking, Sales Finance and Residential Lending departments. Back-office personnel increases occurred in the Information Systems, Auditing and lending support areas.

Year-to-date salaries and employee benefits costs have also increased over last year by $1.5 million, or 25%. Like the results for the third quarter, the reversal of the staff bonus last year, increases in staffing over the past year coupled with increases in loan officer commissions have contributed to the rise.

Current forecasts for year 2003 include a continued rise in staffing levels. Projections include increased personnel in the lending support and administrative departments to sustain the production loan officers that were added to staff this year.

OCCUPANCY EXPENSE is up $59,000, or 11%, on a quarter-to-quarter basis; year-to-date the increase totaled $159,000, or 10%. Adding to occupancy expense was the opening of the Juanita Branch last summer and the expansion of leased space at the Bellevue Headquarters.

Other operating expenses increased $10,000, or 0.9%, from $1,063,000 in the third quarter of 2001 to $1,073,000 in the same period of this year. Year-to-date other expenses have increased $482,000, or 17% as compared to the first nine months of 2001. The largest elements were marketing/investor relations and data processing expenses.

Marketing/investor relations expenses increased $43,000 quarter-over-quarter and $157,000 on a year-to-date comparison. A marketing director joined the Bank late last year, and more emphasis is now being placed on brand and product development.

Data processing expense rose $15,000, or 13% for the third quarter as compared to the same quarter last year. Year-to-date the increase was $46,000, or 13%. The rise for both periods is due to the growth in staff and growth in the number of loan and deposit accounts.

FINANCIAL CONDITION
-------------------
ASSETS At September 30, 2002, the Bank's assets totaled $707.7 million, an increase of 4% from $678.3 million at December 31, 2001. The change in assets is principally the result of growth in the loan portfolio, including loans held-for-sale and a slight increase in the securities portfolio since year-end.

LOANS Net loans receivable, including loans held-for-sale, rose from $567.6 million at year-end 2001 to $591.7 million, an increase of $24.1 million, or 4% in the first nine months of this year. The growth in the portfolio came mainly from residential loans, residential custom construction loans, and the business banking areas which were somewhat offset by the decline in the commercial construction portion of the portfolio. The residential loan portfolio increased $13 million, or 13%, the residential custom construction sector of the portfolio increased $13 million, or 54% and the business banking area grew $7.1 million, or 12%. On the decline was the commercial construction portion of the loan portfolio which decreased $11 million, or 29%. The residential portfolio and custom construction loan origination areas benefited from increased marketing, the hiring of loan representatives more experienced in selling portfolio and custom construction products, and through an expanded product menu. The addition of production staff in the business banking areas since year-end have also contributed to the increase in the loan portfolio. Offsetting the increase in the loan portfolio was the decline in the commercial construction area. Over the past year the Bank has scaled back this type of lending due to lower demand for this type of lending.

SECURITIES The Bank classifies investment securities in one of the following categories: 1) trading, 2) available for sale (AFS), or 3) held to maturity. Securities classified as available for sale are reviewed regularly, and any unrealized gains or losses are recorded in the shareholders' equity account. The balance of the unrealized gain, net of federal income taxes, was $669,000 at September 30, 2002, and a loss of $192,000 at year-end 2001. The $669,000 is comprised of a gain of $1,063,000 related to the AFS securities and a loss of $394,000 related to the interest rate swap purchased in connection with the issuance of the trust preferred securities at the end of the second quarter this year. Pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Bank is required to include the market value of the interest rate swap under the comprehensive income/loss heading within the equity section on the balance sheet. The fluctuation of interest rates normally has the opposite effect on AFS securities as compared to the interest rate swap. For the AFS securities, generally, rising interest rates will decrease the amount recorded as unrealized gain, and falling rates will increase any unrealized gains, as the market value of securities inversely adjusts to the change in interest rates. The opposite effect occurs with the interest rate swap. As rates increase, the value of the swap will generally increase and vise versa with falling rates. Another difference between these two instruments is that it is management's general intent to sell some or all of the AFS securities when it is prudent to do so.

In contrast, the interest rate swap is an instrument that the Bank has purchased for a five year period for the purpose of fixing the rate of interest that is paid to the trust preferred security holders. It is the intent of management to hold onto this financial instrument to its maturity date. As a result, the unrealized gains or losses resulting from the interest rate swap are less likely to even be recognized in the income statement.

Security investments increased $2.9 million, or 3.8%, from year-end 2001. The rise in securities is a result of more securities being purchased or securitized in the first nine months of the year than sold or matured. Year-to-date, the Bank has experienced the following activity in the securities portfolio: purchased $25.3 million in securities; securitized $14.5 million; sold $25.9 million; and slightly over $1.0 million in securities matured or were called by the issuer. In addition, normal principal reductions and prepayment activity have also occurred in regard to the mortgage-backed securities. At year-end 2001 it was management's intent to increase the security investment portfolio by $50-$60 million. Since that point in time, interest rates have fallen significantly and are at 40-plus year lows. Because of the historically low rates, the Bank has been reluctant to materially increase the portfolio. Since the end of the quarter, the Bank has purchased $7 million in structured notes that will settle in November 2002.

LIABILITIES Deposits increased $55.0 million, or 12.8%, in the first nine months of 2002, totaling $483.9 million as compared to $428.9 million at year-end 2001. This increase in deposits was used to fund the asset growth in the loan and securities portfolio as well as to pay down the Federal Home Loan Bank of Seattle (FHLB) borrowings.

The FHLB advances decreased from $191.0 million at year-end 2001 to $161.4 million as of the end of the third quarter 2002. As of September 30, 2002, the Bank had the capacity to borrow up to $283.1 million in FHLB advances, subject to sufficient collateral to support those advances.

ASSET QUALITY
-------------
Provision and Reserve for Loan Losses. The Bank analyzes a number of factors in determining the provision for loan losses, such as current and historical economic conditions, non-accrual asset trends, and historical loan loss experience. The results of that analysis indicated the need for a provision of $650,000 in the third quarter of 2002, bringing the total loan loss reserve balance to $7.7 million. Year-to-date the reserve balance has increased $785,000.

The key considerations that led to the increase in the reserves for loan losses included the growth in the loan portfolio, concern about the local economy, and the Bank's relatively low capital levels as compared to financial institutions of similar size.

Since year-end 2001 the net loan portfolio (excluding loans held-for-sale) has increased $22.5 million. Most of that growth has been in the residential loan area, which is generally considered lower risk than the commercial real estate or business banking loans although the economy in the Northwest can have a significant affect on all loan types.

The national and local economic environments are of concern to the Bank. Negative economic news has continued to accumulate throughout the third quarter. The stock market, which has been roiled by corporate accounting scandals earlier in the year, has been hitting new lows in recent weeks in part because of concerns about what a possible war with Iraq will do to the oil prices and the overall economy.

This quarter has been the worst for the Dow Jones Industrial Average since 1987. It has made investors feel less wealthy.

Consumers may be slowing down their spending. Large retailers have reported that sales in August were lower than expected, and numerous corporations have been reporting weak results or lowering their forecasts. The manufacturing sector shrank for the first time in eight months. This activity suggests that the economic recovery has stalled, and concerns about a double-dip recession have increased.

The local economy has already been underperforming the nation as a whole. The state's unemployment rate, at 7.4%, is the second highest in the nation next to Alaska, with Oregon following closely behind Washington State. The Seattle area has lost 104,000 jobs since January 2001, including 25,000 dot.com jobs, and continues to lose an additional 3,000 per month. Economists now predict that it may be 2005 before Seattle creates enough new jobs to rehire all the people that have been laid off in the past two years.

The rapidity with which the recession has hit the State has surprised even the experts. Chang Mook Sohn, Washington State's Chief Economist, said that he underestimated the State's economic condition. "The recession is much deeper and more severe than we originally thought."

The State's budget shortfall is now estimated at $2 billion - up substantially from the last forecast. In addition, further Boeing layoffs are now expected. The airplane production target for 2003 has been lowered to 275-300 planes from 380 in 2002. The impact on the economy from the current labor dispute at west coast ports is unknown but projected to be large if it persists very long.

This economic activity, or lack thereof, has had further effects on the real estate market. Office vacancy has increased. The Seattle Times newspaper recently published the following local statistics:

---------------------- --------------------------------------------- -----------------------------------------------
                                         Office Vacancy                                  Rental Rates
---------------------- --------------------------------------------- -----------------------------------------------
                             March 2001             March 2002              March 2001              March 2002
---------------------- ------------------------ -------------------- ------------------------- ---------------------
Downtown Seattle                11.9%                  14.6%                  $36.12                  $30.38
---------------------- ------------------------ -------------------- ------------------------- ---------------------
Downtown Bellevue               20.7%                  29.0%                  $32.39                  $27.19
---------------------- ------------------------ -------------------- ------------------------- ---------------------
Eastside suburban               10.7%                  16.7%                  $28.73                  $26.08
---------------------- ------------------------ -------------------- ------------------------- ---------------------
North end                       15.8%                  19.9%                  $23.93                  $23.87
---------------------- ------------------------ -------------------- ------------------------- ---------------------
South end                       12.7%                  18.9%                  $23.63                  $20.84
---------------------- ------------------------ -------------------- ------------------------- ---------------------

All of this points toward significant increases in the inherent risks within the loan portfolio. This deterioration in the economy will have an effect on the performance of the investor-owned rental properties as well as the ability of individuals to pay their loans.

Another factor that has been taken into consideration in regards to the provision this quarter is the relatively low capital levels that the Bank maintains vis-a-vis the national average ratios for Banks with $300 million-$1 billion in assets. In July the Bank's holding company repurchased a little over 1 million of its shares of stock. As part of that transaction, it had the Banking Subsidiary pay an $8 million dividend to the parent. That reduced the amount of capital available to cushion the effects of an economic downturn on the Bank's loan portfolio.

The present level of non-performing assets is within the Bank's normal range and well below the regional and national peer levels. The Bank is not aware of any pending delinquent conditions that would be out of the norm. However, because of the economic environment the Bank, as well as other banks in the Puget Sound area, can reasonably expect increased stress on the loan portfolio.

As of quarter-end September 30, 2002, the Bank's ratio of non-performing assets to total assets was 0.12%, which compares to 0.32% as of September 30, 2001. Those numbers compare to the national ratios of 0.65% for savings institutions and 0.96% for commercial banks as of June 30, 2002.

The composition of those non-performing assets is as follows:
                                                                      Amount
                                                                     --------
Office building in the Puget Sound area with no loss anticipated     $344,000

Single-family residence in the Puget Sound area - the loan
     has subsequently been paid in full                               221,000

Single-family residence in the Puget Sound area with no loss
     anticipated                                                      175,000

Single-family residence in Eastern WA with no loss anticipated         48,000

Two consumer loans with an anticipated loss of $20,000                 22,000

Four consumer loans with no loss anticipated                           16,000

Consumer loan reinstated in October                                    11,000
                                                                     --------
Total Non-Performing Loans                                           $837,000
                                                                     ========


The Bank has 11 pieces of property that it has repossessed, which include items such as motorcycles, spas, and a gazebo. The properties are held-for-sale on consignment, typically with a dealer that specializes in that type of property.

Total Repossessed Assets                                             $ 34,000
                                                                     ========

Total Non-Performing and Repossessed Assets                          $871,000
                                                                     ========

PORTFOLIO INFORMATION
---------------------
The average loan size (excluding construction loans) in the commercial real estate portfolio was $666,000 as of September 30, 2002, with an average loan-to-value ratio of 64%. At quarter-end, only one of these commercial loans was delinquent for 30 days or more (0.09%). Small individual investors or their limited liability companies as well as business owners typically own the properties securing these loans. The commercial real estate portfolio is split between residential use (multifamily or mobile home parks) and commercial use. At quarter-end, the breakdown was 45% residential and 55% commercial. Adjustable-rate loans account for 91% of First Mutual's total portfolio.

The loans in the commercial real estate portfolio are well diversified, secured by small retail shopping centers, office buildings, warehouses, mini-storage facilities, restaurants and gas stations, as well as other properties classified as general commercial use.

To diversify its risk and to continue serving customers, the Bank sells participation interests in some loans to other financial institutions. About 8% of commercial real estate loan balances originated by the Bank have been sold in this manner. The Bank continues to service the customer's loan and is paid a servicing fee by the participant. Likewise, the Bank occasionally buys an interest in loans originated by other lenders. About $17 million of the portfolio (5%) has been purchased in this manner.

The loan portfolio distribution at the end of the third quarter was as follows:

     Single Family (includes loans held-for-sale)          15%
     Income Property                                       54%
     Business Banking                                      11%
     Commercial Construction                                3%
     Single Family Construction:
         Spec                                               2%
         Custom                                             6%
     Consumer                                               9%


DEPOSIT INFORMATION
-------------------
The number of business checking accounts increased from 673 at September 30, 2001, to 862 at September 30, 2002, a gain of 189 accounts, or 28%. Consumer checking accounts also increased from 3,927 in the third quarter of 2001 to 4,439 this year, a growth in the number of accounts of 512, or 13%.

     DEPOSIT MIX
     -----------
     Time Deposits                  73%
     Checking                        8%
     Money Market Accounts          17%
     Statement Savings               2%


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

Historical periods have been restated to conform to this new presentation. Under the new structure, the reportable segments include the following:

CONSUMER LENDING - Consumer lending includes residential and home equity lending, direct consumer loans, and consumer dealer financing contracts. Residential lending offers loans to borrowers to purchase, refinance, or build homes secured by one-to-four-unit family dwellings. Consumer loans include lines of credit and loans for purposes other than home ownership. Included within the consumer lending segment is a mortgage banking operation, which sells loans in the secondary mortgage market. The mortgage banking operation may choose to retain or sell the right to service the loans sold (i.e., collection of principal and interest payments) depending upon market conditions.

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

CONSUMER LENDING
----------------
Net income for the consumer lending segment increased from $265,000 in the third quarter of 2001 to $477,000 in the same quarter in 2002. The rise in net income was the result of a decrease in interest expense coupled with an increase in non-interest income, both of which were partially offset by a rise in non-interest expense.

Net interest income, before provision for loan losses, was up $432,000, increasing from $1.4 million in the third quarter of 2001 to $1.8 million this year. Most of this amelioration was due to the drop in interest expense, which decreased $407,000 as compared to the third quarter of 2001. The Bank's cost of funds overall has decreased at a much faster pace than that of the yield on interest earning assets.

The provision for loan loss increased significantly for the quarter as did the provision for the Bank as a whole. For the third quarter of 2001 the provision for loan losses totaled $15,000 as compared to $198,000 for the same quarter this year. Please see the discussion regarding this subject under the Asset Quality section.

Non-interest income jumped from $164,000 in the three months ending September 30, 2001, to $600,000 in the same quarter this year. The increase was mainly attributable to the improvement in secondary marketing fees. Gains from the sale of consumer loans totaled $140,000 in the third quarter of 2002 as compared to $67,000 last year. Fee income for the fourth quarter is expected to drop to between $90,000 and $120,000. The Bank is implementing a change in direction that, going forward, will result in the adding to the loan portfolio, many consumer loans that had previously been sold. It has been the practice to portfolio home improvement loans originated in Washington and Oregon and sell all loans originated elsewhere. The reason for the change is that the Bank has been pleased with the performance to date of the home improvement loan portfolio. Additionally the Bank has experienced a significant decrease in pair-off fee losses related to the sale of residential loans into the secondary market. Pair-off losses amounted to a loss of $180,000 in the third quarter of 2001 as compared to a gain of $2,000 this year. Please see the discussion under Other Operating Income relating to the Gain on Sale of Loans and Secondary Market Fees.

Non-interest expense increased $364,000, or 32%, for the quarter as compared to the third quarter of 2001. A number of factors that affected both the consumer and commercial lending segments included a reversal of a bonus accrual last year, an annual salary increase of 4%, and a 15% increase in staff bank-wide. In the third quarter of 2001, a $250,000 accrual for a staff performance bonus was reversed. That accrual had been established in the first quarter, when financial results were more favorable and it appeared that a bonus would be paid at year end. There were no comparable bonus accruals this year. On a quarter-to-quarter comparison the Bank's staffing levels rose 15%, with approximately one-half of that increase occurring in the loan production areas. The loan production staff additions were fairly evenly spread among the Business Banking, Sales Finance and Residential Lending departments.

Year-to-date net income increased $200,000, from $819,000 in the nine months ending September 30, 2001, to $1.0 million in 2002. The rise is mainly attributable to a decline in interest expense which was somewhat offset by a decline in non-interest income and an increase in non-interest expense.

Net interest income, before provision for loan losses, increased $1.4 million, or 37% for the first nine months of the year as compared to the same period last year. Both interest income and interest expense dropped, but interest expense declined at a much faster pace. Interest income declined $298,000, or 3%, while interest expense decreased $1.7 million, or 30% over the past year.

The provision for loan loss increased from $97,000 for the first nine months of 2001 as compared to $239,000 for the same period this year. Due to the current economic uncertainty, management and the Board of Directors felt it necessary to increase the provision this year.

Non-interest income declined $334,000, from $1.5 million for the first nine months of 2001 to $1.2 million in 2002. The change in non-interest income is largely attributable to a $78 million bulk sale of servicing rights in the first quarter of last year. The pre-tax gain from that sale totaled $891,000.

Non-interest expense, year-to-date, increased to $4.4 million for the first three quarters of 2002 as compared to $3.6 million for the like period last year. Like the third quarter results, the $813,000 rise was associated with a reversal of a bank-wide $250,000 bonus accrual last year in the third quarter coupled with a 4% increase in compensation and an increase in staffing in this area.

COMMERCIAL LENDING
------------------
Net income for this business segment declined $233,000, or 14%, from $1.7 million in the third quarter of 2001 to $1.4 million in the same quarter of 2002. Net interest revenue before provision for loan loss grew $608,000 due to a substantial decrease in interest expense. Offsetting the net interest revenue increase was a rise in provision for loan loss and an increase in non-interest expense.

Net interest income, before provision, benefited from a dramatic decline in interest rates over the past year. Interest income declined 11.0% while interest expense for this segment dropped by 34%, or $1.6 million. At the same time, assets continued to increase. Interest-earning assets totaled $421 million at September 30, 2002, as compared to $412 million a year ago.

The provision for loan loss allocated to this segment increased substantially for the third quarter as compared to the same quarter last year. During the three months ended September 30, 2001, the provision for loan losses amounted to $35,000, up $418,000 to $452,000 for the like quarter this year. As was true for the Bank as a whole, the provision was increased due to the current economic conditions. Please see the discussion regarding this subject under the Asset Quality section.

Other operating income rose $62,000, or 24%, as contrasted with the third quarter last year. This increase was mainly due to the rise in miscellaneous loan fees such as loan prepayment, extension, and broker fees and the allocation of branch fee income to this segment.

Operating expenses increased 33%, or $605,000, in the third quarter of 2002 as compared to the like quarter in 2001. Non-interest expense rose primarily because of the growth in compensation costs resulting from the Bank's focus on expansion of the Business Banking and Community Business Banking departments over the past year. In addition, the reversal of the bank-wide $250,000 bonus last year also contributed to the increase in expense quarter-over-quarter.

Net income for the first nine months of the year rose to $523,000, or 12%, as compared to last year. Like the quarterly results, interest expense decreased substantially, non-interest income rose slightly, and operating expenses increased.

Net interest income before provision for loan losses rose from $11.9 million to $14.2 million, or $2.3 million. The decline in interest expense had the largest impact, decreasing $4.9 million, or 35%. Declining interest rates again benefited this segment.

The provision for loan loss increased from $218,000 for the first nine months of 2001 as compared to $546,000 for the same period this year. Due to the current economic uncertainty, management and the Board of Directors found it necessary to increase the provision this year.

Non-interest income grew $266,000 to $943,000 from $677,000 for the nine months ended September 30, 2001. The increase is mainly attributable to the rise in miscellaneous loan fees.

Operating expenses increased $1.5 million, or 25%, during the nine-month period ended September 30, 2002, as compared to the same period last year. Escalating compensation costs associated with the expansion of the Business Banking and Community Business Banking areas contributed significantly to the increase as did the reversal of the bank-wide $250,000 bonus recorded last year.

INVESTMENT SECURITIES
---------------------
Net income increased for the investment securities segment, from a loss of $167,000 in the third quarter of 2001 to a gain of $187,000 in 2002. This segment was affected by a rise in net interest income, which was partially offset by a decline in non-interest income.

Net interest income jumped for this business segment, from a loss of $299,000 in the third quarter of 2001 to a gain of $280,000 for the like quarter this year. The reason for the increase is due to a significant decline in interest expense. Interest expense totaled $1.7 million in the third quarter of 2001, declining $657,000, or 38% as compared to the same quarter this year. During the year interest rates have decreased thus resulting in a reduction in the Bank's overall funding costs.

Non-interest income decreased from $450,000 in the three months ending September 30, 2001, to $154,000 in the same period this year. During the third quarter of 2001 the Bank sold $30.8 million in securities which resulted in a gain of $375,000 and realized a gain of $42,000 related to the sale of a limited partnership investment. In the third quarter of 2002, sales of securities totaled $15.2 million resulting in a gain of $129,000. There were no comparable gains from other investments during the quarter.

Operating expenses dropped by $251,000 to $159,000 in the third quarter this year. This decrease is largely due to the manner in which the branch operating expenses and the holding company expenses are allocated to each segment. Branch operating expense allocated to this segment amounted to $393,000 for the third quarter of 2001 as compared to $249,000 for the same period this year. The amount of branch operating expense allocated to each segment is based on the balance of the earning assets. At September 30, 2001, the earning assets balance for the investment securities segment totaled $104 million as compared to $94 million at the end of the third quarter of 2002.

The year-to-date results for 2002 show an increase of $45,000, or 26%, in net income over the comparable period last year. Although net interest income increased $680,000, benefiting from a drop in interest expense of $1.6 million, it was somewhat offset by a decline in non-interest income.

Non-interest income for the first nine months of 2002 totaled $365,000 as compared to $1 million last year. In the first quarter of 2001 the Bank, along with other limited partners, sold its interest in an ATM network. The pre-tax gain amounted to $422,000. The final gain from this investment was recoded in the second quarter of this year adding an additional $26,000. In addition, gains from security sales in the first nine months of 2001 totaled $582,000 as compared to $261,000 this year.

Operating expense dropped $140,000, or 15%, on a year-over-year basis, due to the allocation of increased overhead costs to the other two segments.

LIQUIDITY AND CAPITAL RESERVES
------------------------------
The net change in cash, as reported in the Statement of Cash Flows, has decreased by $1.0 million in the first nine months of 2002. Some of the more significant inflows were from principal repayments on loans and securities, the net increase in deposits, and the issuance of Trust Preferred Securities. Those cash inflows were offset by cash outflows for loan originations, purchases of securities, repayments on FHLB advances, and the repurchase of the Company's common stock.

Loan and security principal repayments contributed to the cash inflows. During the first nine months of 2002, loan principal repayments totaled $141 million while principal repayments and redemptions on mortgage-backed securities and other securities amounted to $13 million. In addition, net deposits rose $55 million. Included in the increase in deposits is the acquisition of approximately $17 million in brokered deposits during the first quarter of 2002. During the second quarter, $9 million of Trust Preferred Securities were sold contributing to the cash inflows.

Cash inflows were used mainly to fund loan originations, which amounted to $171 million during the first nine months of 2002, and purchase mortgage-backed securities AFS, totaling $40 million. In addition repayments on FHLB advances totaled $30 million, and the repurchase of the Bank's common stock decreased cash by $16 million.

The Bank's long term liquidity objective is to fund 60-80% of its growth through consumer deposits. The remaining 20-40% of growth is funded through wholesale sources that include FHLB advances, broker deposits, and reverse repurchase agreements. The single largest source of wholesale funds is the FHLB, where the Bank currently has a credit limit of 40% of assets. At September 30, 2002, the Bank's ratio of FHLB advances to assets was 23%. The Bank also has reverse repurchase agreement credit lines of $50 million, but has to date not used any of those lines. Other sources of liquidity include the sale of loans into the secondary market and net income after the payment of dividends.

The Bank has made preliminary plans for year 2003 to purchase land, building, and equipment totaling $12 - $16 million. Management believes that the Bank has adequate liquidity and capital to support those transactions. Funding would come from the traditional sources of retail and wholesale funds, and capital would be provided from earnings in 2003.

The FDIC's statutory framework for capital requirements establishes five categories of capital strength, ranging from a high of well capitalized to a low of critically under-capitalized. An institution's category depends upon its capital level in relation to relevant capital measures, including a risk-based capital measure, a leverage capital measure, and certain other factors. At September 30, 2002, the Bank exceeded the capital levels required to meet the definition of a well-capitalized institution:

                                                                                    To be categorized as well
                                                                For capital          capitalized under prompt
                                                 Actual      adequacy minimum      corrective action provisions
                                                 ------      ----------------      ----------------------------
Total capital (to risk-weighted assets):
    First Mutual Bancshares, Inc.                11.00%            8.00%                      N/A
    First Mutual Bank                            10.81             8.00                       10.00%

Tier I capital (to risk-weighted assets):
    First Mutual Bancshares, Inc.                 9.75             4.00                       N/A
    First Mutual Bank                             9.55             4.00                       6.00

Tier I capital (to average assets):
    First Mutual Bancshares, Inc.                 6.92             4.00                       N/A
    First Mutual Bank                             6.88             4.00                       5.00

BRANCH EXPANSION
----------------
The Bank opened a new location for its Ballard Branch on September 30, 2002. This branch had previously been a leased store-front location, and the Bank made the decision to build its own free-standing branch. A branch site has also been acquired for a location in Woodinville and construction began in November 2002.

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

TRUST PREFERRED SECURITIES ISSUANCE
-----------------------------------
During the second quarter of 2002, the Financial Holding Company formed a subsidiary whose sole purpose was to issue $9.0 million in Trust Preferred Securities through a pool sponsored by Bear Stearns & Co. Inc., Regional Advisor's Alliance and other brokers. Under the terms of the transaction, the Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. The floating-rate securities have an initial rate of 5.52%, which resets quarterly at the three-month LIBOR rate plus 3.65%. The Trust Preferred Securities are recorded as a liability on the Statement of Financial Condition, but qualify as Tier 1 capital for regulatory capital purposes. The proceeds from the offering have been used to fund the stock repurchase of approximately 20% of the shares outstanding.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is defined as the sensitivity of income and capital from changes in interest rates, foreign currency exchange rates, commodity prices, and other relevant market rates or prices. The primary market risk to which the Bank is exposed is interest rate risk. The Bank's profitability is dependent to a large extent on its net interest income, which is the difference between the interest received from its interest-earning assets and the interest expense incurred on its interest-bearing liabilities. The Bank's objectives in its asset/liability management are to utilize its capital effectively, to provide adequate liquidity, and to enhance net interest income, without taking unreasonable risks and subjecting the Bank unduly to interest rate fluctuations.

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

GAP ANALYSIS
------------
The interest rate sensitive gap is defined as the difference between interest-earning assets and interest-bearing liabilities anticipated to mature or reprice during the same period. The gap analysis quantifies the mismatch between these assets and liabilities in like time periods. Certain shortcomings are inherent in gap analysis. For example, some assets and liabilities may have similar maturities or repricing characteristics, but they may react differently to changes in interest rates. Assets such as adjustable-rate mortgage loans may have features that limit the effect that changes in interest rates have on the asset in the short term and/or over the life of the loan. Due to the limitations of the gap analysis, these features are not taken into consideration. Additionally, in the event of a change in interest rates, prepayment and early withdrawal penalties would likely deviate significantly from those assumed in the gap calculation. As a result, the Bank utilizes the gap report as a complement to its simulation model.

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

The Bank has discontinued the use of the rate shock model to measure simulated changes in its net interest income and the market value of equity. Management believes that the rate ramp model produces more meaningful results that more closely track actual Bank performance. The difference between the two models is the assumption regarding the timing of the interest rate increases or decreases. The rate shock model assumes rates immediately rise or fall 100-, 200-, or 300-basis points, whereas the rate ramp assumes a steady increase over a 12-month period. All numbers presented reflect the results of the rate ramp model.

The Bank's simulation model and its gap analysis results for the periods ending September 30, 2002, and December 31, 2001, are presented below.


                                        One-Year Interest Rate Sensitive GAP
                                        ------------------------------------
                                                   (in thousands)

                                     September 30, 2002       December 31, 2001
                                     ------------------       -----------------

One-year repricing assets                 $  564,913               $  506,458
One-year repricing liabilities               413,693                  413,279
                                          ----------               ----------
   One-year gap                           $  151,220               $   93,179
                                          ----------               ----------

   Total assets                           $  707,712               $  678,349
                                          ==========               ==========

One year interest rate sensitive
gap as a percent of assets                     21.4%                    13.7%


                          FIRST MUTUAL BANCSHARES, INC.
                               RATE RAMP ESTIMATES
                    Net Interest Income and Net Market Value


                              September 30, 2002              December 31, 2001
                              Percentage Change               Percentage Change
----------------- ---------- -------------------- ---------- -------------------
    Gradual           Net            Net              Net            Net
   Change in       Interest         Market         Interest        Market
 Interest Rates     Income          Value           Income          Value
----------------- ---------- -------------------- ---------- -------------------
      +300             4%            (9)%             (1)%          (15)%
      +200             2             (8)              (1)           (12)
      +100             1             (3)               0             (5)
      -100            (2)            (1)              (1)            (2)
      -200            (3)             0               (3)            (7)
      -300            (7)            (3)              (7)           (13)
----------------- ---------- -------------------- ---------- -------------------

Gap results indicate that the Bank is asset sensitive - that is more assets will mature and/or reprice than liabilities within the next year. Model simulation results for the period further indicate results typically associated with an asset-sensitive institution in that the Bank's net interest income is projected to increase by a greater magnitude in a rising rate environment. Market value analysis goes beyond simulating earnings for a specified time period to generating principal and interest cash flows for the entire life of all assets and liabilities. These cash flows are then discounted back to the present. Significant factors contributing to the market value simulation results are the Bank's fixed-rate loans and securities. These assets comprise approximately 12.2% of the Bank's total rate-sensitive assets. In a simulated shift in the yield curve, both rising and declining, the market values associated with these assets typically tend to decline. This is also referred to as negative convexity. As interest rates rise, the cash flows on these assets will typically decline, as borrowers are less likely to refinance or prepay their loans. The result of this is that there is less cash reinvested at current (higher) market rates. The opposite effect occurs as rates decline, cash flows tend to increase as borrowers refinance their existing mortgage to a lower rate and the cash received must be reinvested at current (lower) market interest rates.

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

SECURITIES

The following table sets forth certain information regarding carrying values and percentage of total carrying values of the Company's consolidated portfolio of securities classified as available-for-sale and held-to-maturity (in thousands).


                                                                                  At September 30,
                                                      ------------------------------------------------------------------------
                                                                    2002                                  2001
                                                      ----------------------------------    ----------------------------------
AVAILABLE-FOR-SALE:                                   Carrying Value    Percent of Total    Carrying Value    Percent of Total
-------------------                                   ----------------------------------    ----------------------------------
      Mortgage backed securities:
           Freddie Mac                                   $  4,902               9%             $  5,424              23%
           Fannie Mae (includes FNMA stock)                51,083              91%               17,783              77%
                                                      ----------------------------------    ----------------------------------
      Total mortgage-backed securities                     55,985             100%               23,207             100%
                                                      ----------------------------------    ----------------------------------
      Total securities available-for-sale                $ 55,985             100%             $ 23,207             100%
      ----------------------------------------------------------------------------------    ----------------------------------

                                                                                  At September 30,
                                                      ------------------------------------------------------------------------
                                                                    2002                                  2001
                                                      ----------------------------------    ----------------------------------
HELD-TO-MATURITY:                                     Carrying Value    Percent of Total    Carrying Value    Percent of Total
-----------------                                     ----------------------------------    ----------------------------------

      US Government Treasury and agency obligations      $     --               0%              $ 3,999              12%
      Municipal Bonds                                       1,340               7%                1,115               4%
      Mortgage backed securities:
           Freddie Mac                                        948               5%                1,155               3%
           Fannie Mae                                      16,904              88%               27,166              81%
                                                      ----------------------------------    ----------------------------------
      Total mortgage-backed securities                     17,852              93%               28,321              84%
      CMO's                                                    35               0%                  164               0%
                                                      ----------------------------------    ----------------------------------
      Total securities held-to-maturity                  $ 19,227             100%             $ 33,599             100%
      ----------------------------------------------------------------------------------    ----------------------------------
      Estimated Market Value                             $ 19,798                              $ 34,569
      -----------------------------------------------------------                           -----------

The following table shows the maturity or period to repricing of the Company's consolidated portfolio of securities available-for-sale and held-to-maturity (dollars in thousands):

                    Available-for-sale at September 30, 2002
-------------------------------------------------------------------------------------------------------------------------------
                                                                                      Over One to            Over Three to
                                                            One Year or Less          Three Years              Five Years
-------------------------------------------------------------------------------------------------------------------------------
                                                                      Weighted                Weighted                Weighted
                                                          Carrying     Average    Carrying     Average    Carrying     Average
                                                            Value       Yield       Value       Yield       Value       Yield
-------------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE:
-------------------
  Mortgage backed securities:
       Freddie Mac                                        $   363       4.46%    $    --        0.00%    $    --        0.00%
       Fannie Mae                                             666       6.11%         --        0.00%         --        0.00%
                                                            -----       -----      -----        -----      -----        -----
  Total mortgage-backed securities                          1,029       5.53%         --        0.00%         --        0.00%
                                                         ----------------------------------------------------------------------
  Total securities available-for-sale -- Carrying Value   $ 1,029       5.53%    $    --        0.00%    $    --        0.00%
                                                         ======================================================================
  Total securities available-for-sale -- Amortized Cost   $ 1,004       5.53%    $    --        0.00%    $    --        0.00%
                                                         =====================================================================

                    Available-for-sale at September 30, 2002
-------------------------------------------------------------------------------------------------------------------------------
                                                              Over Five to            Over Ten to
                                                                Ten Years             Twenty Years         Over Twenty Years
-------------------------------------------------------------------------------------------------------------------------------
                                                                      Weighted                Weighted                Weighted
                                                          Carrying     Average    Carrying     Average    Carrying     Average
                                                            Value       Yield       Value       Yield       Value       Yield
-------------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE:
-------------------

  Mortgage backed securities:
       Freddie Mac                                        $ 4,539       5.50%    $    --        0.00%    $    --        0.00%
       Fannie Mae                                          31,938       5.50%     10,670        4.96%      7,808        5.85%
                                                          -------       -----    -------        -----    -------        -----
  Total mortgage-backed securities                         36,477       5.50%     10,670        4.96%      7,808        5.85%
                                                         ----------------------------------------------------------------------
  Total securities available-for-sale -- Carrying Value   $36,477       5.50%    $10,670        4.96%    $ 7,808        5.85%
                                                         ======================================================================
  Total securities available-for-sale -- Amortized Cost   $35,499       5.50%    $10,379        4.96%    $ 7,492        5.85%
                                                         ======================================================================

                    Available-for-sale at September 30, 2002
-------------------------------------------------------------------------------
                                                                 Total
-------------------------------------------------------------------------------
                                                                      Weighted
                                                          Carrying     Average
                                                            Value       Yield
-------------------------------------------------------------------------------
AVAILABLE-FOR-SALE:

  Mortgage backed securities:
       Freddie Mac                                       $  4,902       5.42%
       Fannie Mae                                          51,082       5.45%
                                                          -------       -----
  Total mortgage-backed securities                         55,984       5.45%
                                                         ----------------------
  Total securities available-for-sale -- Carrying Value  $ 55,984       5.45%
                                                         ======================
  Total securities available-for-sale -- Amortized Cost  $ 54,374       5.44%
                                                         ======================

                     Held-to-Maturity at September 30, 2002
-------------------------------------------------------------------------------------------------------------------------------
                                                                                      Over One to            Over Three to
                                                            One Year or Less          Three Years              Five Years
-------------------------------------------------------------------------------------------------------------------------------
                                                                      Weighted                Weighted                Weighted
                                                          Carrying     Average    Carrying     Average    Carrying     Average
                                                            Value       Yield       Value       Yield       Value       Yield
-------------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY:
  Municipal Bonds                                         $    --       0.00%     $   --        0.00%   $     --        0.00%
  Mortgage backed securities:
       Freddie Mac                                            949       4.98%         --        0.00%         --        0.00%
       Fannie Mae                                           3,497       6.20%         61        6.50%     10,751        5.61%
                                                           ------       -----        ---        -----    -------        -----
  Total mortgage-backed securities                          4,446       6.33%         61        6.50%     10,751        5.63%
  CMO's                                                        --       0.00%         --        0.00%         --        0.00%
                                                         ----------------------------------------------------------------------
  Total securities held-to-maturity -- Carrying Value     $ 4,446       5.94%     $   61        6.50%   $ 10,751        5.61%
                                                         ======================================================================
  Total securities held-to-maturity -- Fair Market Value  $ 4,602       5.95%     $   62        6.50%   $ 11,028        5.61%
                                                         ======================================================================

                     Held-to-Maturity at September 30, 2002
-------------------------------------------------------------------------------------------------------------------------------
                                                              Over Five to            Over Ten to
                                                                Ten Years             Twenty Years         Over Twenty Years
-------------------------------------------------------------------------------------------------------------------------------
                                                                      Weighted                Weighted                Weighted
                                                          Carrying     Average    Carrying     Average    Carrying     Average
                                                            Value       Yield       Value       Yield       Value       Yield
-------------------------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY:

  Municipal Bonds                                         $    --       0.00%      $ 220        5.38%    $ 1,120        6.16%
  Mortgage backed securities:
       Freddie Mac                                             --       0.00%         --        0.00%         --        0.00%
       Fannie Mae                                           2,417       5.50%         --        0.00%        177        7.50%
                                                           ------       -----       ----        -----       ----        -----
  Total mortgage-backed securities                          2,417       5.50%         --        0.00%        177        7.50%
  CMO's                                                        --       0.00%         35        6.50%         --        0.00%
                                                         ----------------------------------------------------------------------
  Total securities held-to-maturity -- Carrying Value     $ 2,417       5.50%      $ 255        5.53%    $ 1,297        6.34%
                                                         ======================================================================
  Total securities held-to-maturity -- Fair Market Value  $ 2,542       5.50%      $ 259        5.53%    $ 1,305        6.35%
                                                         ======================================================================

                     Held-to-Maturity at September 30, 2002
-------------------------------------------------------------------------------
                                                                 Total
-------------------------------------------------------------------------------
                                                                      Weighted
                                                          Carrying     Average
                                                            Value       Yield
-------------------------------------------------------------------------------
HELD-TO-MATURITY:

  Municipal Bonds                                        $  1,340       6.03%
  Mortgage backed securities:
       Freddie Mac                                            949       4.98%
       Fannie Mae                                          16,903       5.74%
                                                          -------       -----
  Total mortgage-backed securities                         17,852       5.81%
  CMO's                                                        35       6.50%
                                                         ----------------------
  Total securities held-to-maturity -- Carrying Value    $ 19,227       5.72%
                                                         ======================
  Total securities held-to-maturity -- Fair Market Value $ 19,798       5.73%
                                                         ======================

ITEM 4.   CONTROLS AND PROCEDURES

The Company's chief executive officer and chief financial officer and other appropriate officers have evaluated the Company's disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and have concluded that, although there are inherent limitations in all control systems and although we apply certain reasonable cost/benefit considerations to the design of our disclosure controls and procedures, as of September 30, 2002 those disclosure controls and procedures are effective.

There have been no changes in the Company's internal controls or in other factors known to the Company that could significantly affect these controls subsequent to their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

While the Company believes that its existing disclosure controls and procedures have been effective to accomplish these objectives, the Company intends to continue to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

                                     PART II
                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

At September 30, 2002, the Bank was not engaged in any legal proceedings, which in the opinion of management, after consultation with our legal counsel, would be material to our financial condition either individually or in the aggregate.


ITEM 2.   CHANGES IN SECURITIES

    (a) On July 12, 2002, the Company issued a $9 million Floating Rate Junior Subordinated Deferrable Interest Debenture due June 30, 2032, to a business trust subsidiary which issued $9 million in Trust Preferred Securities based upon this Debenture and a guarantee from the Company. Interest is payable quarterly at a rate of 3.65% above the three-month LIBOR rate. The Debenture matures on June 30, 2032, and may be redeemed on or after June 30, 2007, or if certain conditions are met. The Debenture and Trust Preferred Securities provide that we have the right to elect to defer the payment of interest on the Debenture and Trust Preferred Securities for up to an aggregate of 20 quarterly periods; however, if the Company should defer the payment of interest or default on the payment of interest on the Debenture, we may not declare or pay any dividends on our common stock during any such period. We paid a placement fee of $270,000 plus certain expenses to SAMCO Capital Markets in connection with the placement of the Trust Preferred Securities. The issuance of the Debenture and the Trust Preferred Securities were exempt from registration under the Securities Act pursuant to Section 4(2) there under. We utilized the proceeds of the Debenture in connection with our repurchase of 1,019,256 shares of our common stock from MGN Group LLC, as described in our 8-K filed June 3, 2002.


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

        (99.1) Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (99.2)  Certification of the Principal Financial Officer Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002         FIRST MUTUAL BANCSHARES, INC.




                                /s/ John R. Valaas
                                --------------------------------------
                                John R. Valaas
                                President and Chief Executive Officer




                                /s/ Roger A. Mandery
                                --------------------------------------
                                Roger A. Mandery
                                Executive Vice President
                                (Principal Financial Officer)

                                  CERTIFICATION

I, John R. Valaas, President and Chief Executive Officer of the Company certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Mutual Bancshares, Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002               By: /s/ John R. Valaas
                                          -------------------------------------
                                          John R. Valaas
                                          President and Chief Executive Officer

                                  CERTIFICATION

I, Roger A. Mandery, Principal Financial Officer of the Company certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Mutual Bancshares, Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002               By: /s/ Roger A. Mandery
                                          -------------------------------------
                                          Roger A. Mandery
                                          Principal Financial Officer