Form 10-K
period 2002-12-31
FIRST MUTUAL BANCSHARES INC
filed 2003-03-31
CIK 1098337

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended December 31, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 005-57091





                          FIRST MUTUAL BANCSHARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



     State of Washington                                         91-2005970
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


400 108th Avenue N.E., Bellevue, Washington                          98004
-------------------------------------------                        ----------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code               (425) 455-7300
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K(229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by a check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).  YES [_]    NO [X]
================================================================================

         As of June 30, 2002, there were issued and outstanding 5,210,144 shares of the registrant's common stock. The aggregate market value of the voting stock held by non-affiliates 3,300,744 shares of the registrant was $53,802,127 based on the closing sales price of the registrant's common stock as quoted on the Nasdaq National Market System which on June 30, 2002 was $16.30.

         As of March 7, 2003, there were issued and outstanding 4,273,561 shares of the registrant's common stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

         1. Annual Report to Shareholders for the fiscal year ended December 31, 2002.
         2. Proxy Statement dated March 7, 2003 for the 2003 Annual Meeting of Shareholders.


                                     PART I
ITEM 1.  BUSINESS
-----------------

(a)  General

         First Mutual Bancshares, Inc. (the "Company") is a Washington corporation, which was formed for the purpose of becoming the bank holding company for First Mutual Bank ("First Mutual" or the "Bank"). The Bank's reorganization was completed on October 26, 1999, on which date the Bank became the wholly-owned subsidiary of the Company, and the stockholders of the Bank became stockholders of the Company. The Company's only significant activity is holding the stock of the Bank and engaging in certain passive investment activities. This discussion refers to the consolidated statements of the Company and the Bank and therefore the references to "Bank" in this discussion refers to both entities.

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

         Our business consists of attracting deposits from the general public as well as wholesale funding sources and investing those funds primarily in commercial and residential real estate loans, business loans, construction loans, and consumer loans. We also invest in federal government and agency obligations, structured notes, real estate mortgage investment conduits ("REMICs"), mortgage-backed securities, and municipal securities. In addition to portfolio lending, we participate in mortgage banking activities that encompass the selling of primarily fixed-rate loans into the secondary mortgage market. We generally sell the right to service the loans sold (I.E., collection of principal and interest payments) for which we receive a fee.

         The principal sources of funds for lending and investment activities are deposits, repayment of loans, loan sales and Federal Home Loan Bank ("FHLB") of Seattle advances. The primary sources of income are interest on loans, gains on sales of loans, investments, and loan servicing rights, servicing fees on loans, service-charge income on deposit accounts and interest and dividends on investment securities. Principal expenses are interest paid on deposits and borrowings, and general and administrative costs.

         The savings and lending operations are conducted through ten full-service facilities located in Bellevue (3), Kirkland (2), Redmond, Seattle
(2), Issaquah, and Monroe. We also have income property loan production offices located in Bellingham and Tacoma, Washington, and a consumer loan office located in Jacksonville, Florida. Our main office is located at 400 108th Avenue N.E., Bellevue, Washington. See "Item 2. - Properties" herein for additional information regarding our facilities.

         Our Securities and Exchange Commission filings may be accessed through our website: "www.firstmutual.com" free of charge, as soon as reasonably practicable after those reports are electronically filed with or furnished to the Commission.

FORWARD-LOOKING STATEMENTS
--------------------------

         This Form 10-K Report contains statements concerning future operations, trends, expectations, plans, capabilities, and prospects of the Bank that are forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. Statements containing words such as "anticipate," "believe," "estimate," "expect," "plan," "should," or similar words may constitute forward-looking statements. Although the Bank believes that the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business and operations, actual events, results, or developments may differ materially from those expressed or implied in forward-looking statements due to a number of risks and uncertainties. Factors which could affect actual results include economic conditions in the Bank's market area, interest rate fluctuations, the impact of competitive products, services and pricing, loan delinquency rates, and the legislative and regulatory changes affecting the banking industry. There are other risks and uncertainties which could affect the Bank which are discussed from time to time in the filings made by the Bank with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Bank shall not be responsible to update any such forward-looking statements.

SELECTED FINANCIAL DATA
-----------------------

         The information under the section captioned "Selected Financial Data" in the 2002 Annual Report to Shareholders ("Annual Report") is incorporated herein by reference.

YIELDS EARNED AND RATES PAID
----------------------------

         Pretax earnings depend significantly upon net interest income, which is the difference between the income we receive on our loan portfolio and other investments and our cost of money, consisting primarily of interest paid on savings deposits and FHLB advances. Net interest income is affected by: (i) the difference between rates of interest earned on our interest-earning assets and rates paid on our interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of our interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

         At December 31, 2002, our portfolio of loans consisted of 92% adjustable-rate and 8% fixed-rate loans. We have employed various measures designed to make yields on our loan portfolio and investments interest-rate sensitive. They have included: (i) adoption of a policy under which we generally originate and sell long-term, fixed-rate mortgage loans which have been written to specifications promulgated by the Federal Home Loan Mortgage Corporation ("Freddie Mac") and Federal National Mortgage Association ("Fannie Mae") and qualify for sale in the secondary market, (ii) emphasis on origination of adjustable-rate mortgage loans on residential and commercial properties, (iii) origination of construction loans secured by residential and commercial properties, at interest rates subject to periodic adjustment based upon the prevailing market rates, (iv) origination of business loans at interest rates subject to periodic adjustment based on prevailing market rates, and (v) origination of direct consumer loans at interest rates subject to periodic adjustment based upon the prevailing rates. See "Lending Activities" and "Interest Rate Risk Management."

                              AVERAGE BALANCE SHEET
                              ---------------------

         The following table presents for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resulting interest rate spread, and ratio of interest-earning assets to interest-bearing liabilities. Averages are calculated using monthly averages. We follow the practice of stopping interest accruals on loans past due 90 days and over unless it is reasonably believed that all principal and interest due on the loan will be fully recovered. The interest income on loans for all years presented below excludes the interest beyond the 90 day period. These amounts were immaterial for all periods presented. Interest income on tax-free municipal bonds are not shown on a tax-equivalent basis.

                                 At December 31,                                Years Ended December 31,
                                 ---------------   -------------------------------------------------------------------------------
                                        2002                   2002                        2001                       2000
                                 ---------------   -------------------------   ------------------------   ------------------------
                                          Average                     Average                    Average                    Average
                                           Yield/   Average            Yield/   Average           Yield/   Average           Yield/
                                  Balance   Cost    Balance  Interest   Cost    Balance  Interest  Cost    Balance  Interest  Cost
                                 --------  -----   --------  --------  -----   --------  -------  -----   --------  -------  -----
                                                                                (Dollars in Thousands)
Interest-earning assets:
 Loans receivable............... $627,319  6.62%   $588,213  $ 42,925  7.30%   $535,229  $46,453  8.68%   $474,144  $43,682  9.21%
 Mortgage-backed securities.....   60,402  5.48      80,523     4,514  5.61      62,369    3,818  6.12      65,503    4,232  6.46
 Corporate and municipal bonds..    1,337  6.03       1,342        80  5.96       2,796      161  5.76       3,485      193  5.54
 Short-term investments.........    6,203  1.09       4,673        50  1.07       8,261      259  3.14       1,931       71  3.68
 U.S. securities................   13,000  4.27       1,666        49  2.94      21,501    1,480  6.88      47,660    2,768  5.81
 Other equity investments.......   10,443  6.75      10,095       707  7.00       8,252      558  6.76       7,484      483  6.45
                                 --------          --------  --------          --------  -------          --------  -------
 Total interest-earning assets..  718,704  6.44     686,512    48,325  7.04     638,407   52,729  8.26     600,207   51,429  8.57

Non-interest earning assets.....   26,591            25,310                      22,383                     11,967
                                 --------          --------                    --------                   --------
Total assets.................... $745,295          $711,822                    $660,790                   $612,174
                                 ========          ========                    ========                   ========

Interest-bearing liabilities:
 Deposits....................... $497,268  2.50%   $467,702   $13,995  2.99%   $441,483  $22,708  6.79%   $433,601  $22,987  5.30%
 FHLB advances and other
   borrowed money...............  184,394  4.11     176,954     7,692  4.35     149,500    8,694  5.82     127,239    7,932  6.23
                                 --------          --------   -------          --------  -------          --------  -------
Total interest-bearing
  liabilities...................  681,662  2.94     644,656    21,687  3.36     590,983   31,402  6.49     560,840   30,919  5.51

Non-interest-bearing
 liabilities - deposits
 and other......................   19,349            19,038                      20,863                      8,707
                                 --------          --------                    --------                   --------
 Total liabilities..............  701,011           663,694                     611,846                    569,547
Shareholders' equity............   44,284            48,128                      48,944                     42,627
                                 --------          --------                    --------                   --------
Total liabilities and
 shareholders' equity........... $745,295          $711,822                    $660,790                   $612,174
                                 ========          ========                    ========                   ========
Net interest income.............                             $ 26,638                    $21,327                    $20,510
                                                             ========                    =======                    =======
Ratio of average interest-
 earning assets to average
 interest-bearing liabilities...                       1.17x                       1.19x                      1.07x
Interest rate spread............                                       3.68%                      2.95%                      3.06%
Net yield (net interest income
 as a percentage of average
 interest-earning assets).......                                       3.88%                      3.34%                      3.42%

Amortized loan fees included in
 loan receivable interest income.                            $    474                    $   981                    $ 1,165

RATE VOLUME ANALYSIS
--------------------

         The "Rate Volume Analysis" table is contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report, which is incorporated herein by reference.

KEY OPERATING RATIOS
--------------------

         The following table provides certain performance ratios for the periods indicated.

                                                                       Years Ended December 31,
                                                       ------------------------------------------------------
                                                        2002        2001        2000        1999        1998
                                                       ------      ------      ------      ------      ------
Return on average assets (net income divided
  by average total assets) ....................          1.10%       1.05%       1.08%       1.12%       1.11%

Return on average equity (net income divided
  by average equity) ..........................         16.20%      14.14%      15.48%      16.22%      15.95%

Average equity to average assets ratio (average
  equity divided by average total assets) .....          6.76%       7.41%       6.96%       6.91%       6.99%

Dividend payout ratio (cash dividend divided by
  diluted EPS) ................................         16.60%      14.94%      14.18%      15.30%      49.00%

LENDING ACTIVITIES
------------------

         GENERAL. Our loan portfolio totaled $627.3 million at December 31, 2002 (loans held-for-sale totaled $12.7 million of this amount). On that date before deductions, $93.2 million, or 14%, of total outstanding loans, including loans held-for-sale, consisted of loans secured by one-to-four-unit residential properties; $177.6 million, or 26%, consisted of loans secured by mortgages on over-four-unit residential properties; construction loans constituted $107.3 million, or 16%; $219.3 million, or 33%, consisted of commercial real estate loans; $57.6 million, or 9% consisted of consumer loans; and $14.7 million, or 2% consisted of business loans. (See table on next page.)

         Our principal lending activities have focused on the origination of residential, commercial real estate, business banking, and consumer loans. Total loans originated were $211.1 million and $323.1 million for the years ended December 31, 2000 and 2001, respectively, and $342.1 million for the year ended December 31, 2002.

         In order to maintain the interest rate sensitivity of our loan portfolio and investments, we place an emphasis on the origination of adjustable-rate mortgage loans on residential and commercial properties, and construction, business, and consumer loans at interest rates subject to periodic adjustment based upon the prevailing market rates. At December 31, 2002, $577.5 million, or 92% of net loans receivable, including loans held-for-sale, were comprised of loans that were other than long-term, fixed-rate mortgage loans. This amount consists of $83.3 million in residential mortgage loans with rates adjustable at periods ranging from one to five years, $400.5 million in business loans and loans secured by income-producing and multifamily residential properties, $69.5 million in net construction loans, and $24.2 million in consumer loans.

          The following tables provide selected data relating to the composition of our loan portfolio by type of loan and type of security on the dates indicated.

                                                                         At December 31,
                                ------------------------------------------------------------------------------------------------
                                       2002                2001                2000                1999                1998
                                ----------------    ----------------    ----------------    ----------------    ----------------
                                 Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent
                                --------  ------    --------  ------    --------  ------    --------  ------    --------  ------
                                                                     (Dollars in Thousands)
TYPE OF LOAN:
Real Estate Loans:
   Interim construction loans.. $107,266   17.10%   $ 84,245   14.84%   $103,727   21.19%   $ 72,906   16.05%   $ 60,641   15.67%
   Loans on existing property..  270,947   43.18     250,038   44.05     198,240   40.49     186,632   41.07     160,068   41.37
   Loans refinanced............  219,125   34.93     208,383   36.72     196,089   40.05     204,630   45.03     174,691   45.15
Insured or guaranteed real
   estate loans................      103    0.02         244    0.04         257    0.05         275    0.06         320    0.08
Consumer loans & other.........   57,627    9.19      42,488    7.49      34,219    6.99      24,435    5.38      17,465    4.52
Business lines of credit.......   14,683    2.34      11,995    2.11       5,033    1.03       3,347    0.74       2,629    0.68
Less -
   Loans in process............  (34,528)  (5.50)    (22,270)  (3.92)    (40,087)  (8.19)    (29,959)  (6.59)    (21,765)  (5.63)
   Reserve for loan losses.....   (7,754)  (1.24)     (7,032)  (1.24)     (6,729)  (1.37)     (6,309)  (1.39)     (5,569)  (1.44)
   Deferred loan fees and
    other discounts............     (150)  (0.02)       (537)  (0.09)     (1,198)  (0.24)     (1,576)  (0.35)     (1,574)  (0.40)

TOTAL.......................... $627,319  100.00%   $567,554  100.00%   $489,551  100.00%   $454,381  100.00%   $386,906  100.00%



                                                                         At December 31,
                                ------------------------------------------------------------------------------------------------
                                       2002                2001                2000                1999                1998
                                ----------------    ----------------    ----------------    ----------------    ----------------
                                 Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent
                                --------  ------    --------  ------    --------  ------    --------  ------    --------  ------
                                                                     (Dollars in Thousands)
TYPE OF SECURITY:
Residential:
   One-to-four-family...........$ 93,208   14.86%   $ 83,887   14.78%   $ 74,359   15.19%   $ 96,418   21.22%   $ 95,807   24.76%
   Multifamily.................. 177,621   28.30     174,062   30.66     160,297   32.74     148,354   32.65     118,015   30.50
Construction.................... 107,266   17.10      84,245   14.84     103,727   21.19      72,906   16.04      60,641   15.67
Commercial real estate.......... 219,346   34.97     200,716   35.37     159,930   32.66     146,765   32.30     121,257   31.34
Consumer loans & other..........  57,627    9.19      42,488    7.49      34,219    6.99      24,435    5.38      17,465    4.52
Business lines of credit........  14,683    2.34      11,995    2.11       5,033    1.03       3,347    0.74       2,629    0.68
Less -
   Loans in process............. (34,528)  (5.50)    (22,270)  (3.92)    (40,087)  (8.19)    (29,959)  (6.59)    (21,765)  (5.63)
   Reserve for loan losses......  (7,754)  (1.24)     (7,032)  (1.24)     (6,729)  (1.37)     (6,309)  (1.39)     (5,569)  (1.44)
   Deferred loan fees and
     other discounts............    (150)  (0.02)       (537)  (0.09)     (1,198)  (0.24)     (1,576)  (0.35)     (1,574)  (0.40)
                                --------  ------    --------  ------    --------  ------    --------  ------    --------  ------
TOTAL. . .......................$627,319  100.00%   $567,554  100.00%   $489,551  100.00%   $454,381  100.00%   $386,906  100.00%
                                ========  ======    ========  ======    ========  ======    ========  ======    ========  ======

         LOAN MATURITY. The following table sets forth certain information at December 31, 2002, regarding the dollar amount of loans maturing based on their contractual terms to maturity or repricing. Demand loans, loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Loan balances exclude unearned discounts, deferred loan origination fees, and allowance for loan losses.

                                 Due        2 Years      3 Years
                                Within      Through      Through
                               One Year     3 Years      5 Years      After 5
                                 From        After         After       Years
                               December     December     December     Through       Beyond
                               31, 2002     31, 2002     31, 2002     10 Years     10 Years      Total
                               --------     --------     --------     --------     --------     --------
                                                       (In Thousands)
Real Estate Loans:
  Interim construction loans   $ 72,738     $     --     $     --     $     --     $     --     $ 72,738
  Loans on existing property    228,820       32,123        9,232           --          772      270,947
  Loans refinanced .........    185,289       25,801        7,415           --          620      219,125
Insured or guaranteed real
  estate loans .............         --           --           --           --          103          103
Consumer loans & other .....     25,915        1,479        4,170       16,137        9,926       57,627
Business lines of credit ...     12,133        2,016          304          230           --       14,683
                               --------     --------     --------     --------     --------     --------
Total Loans ................   $524,895     $ 61,419     $ 21,121     $ 16,367     $ 11,421     $635,223
                               ========     ========     ========     ========     ========     ========

         The following table sets forth the dollar amount of all loans, categorized by fixed interest rates and floating or adjustable interest rates. Loan balances exclude unearned discounts, deferred loan origination fees, and allowance for loan losses.

                                           Due Within
                                One Year From December 31, 2002           Due After December 31, 2003
                               ----------------------------------     ----------------------------------
                                Fixed      Adjustable                  Fixed      Adjustable
                                Rates        Rates        Total        Rates        Rates        Total
                               --------     --------     --------     --------     --------     --------
                                                                 (In Thousands)

Mortgage loans..............   $ 12,498     $474,349     $486,847     $  3,704     $ 74,362     $ 76,066
Consumer loans .............        387       25,528       25,915       31,712           --       31,712
Business lines of credit ...         15       12,118       12,133           --        2,550        2,550
                               --------     --------     --------     --------     --------     --------
     Total .................   $ 12,900     $511,995     $524,895     $ 35,416     $ 74,912     $110,328
                               ========     ========     ========     ========     ========     ========

         RESIDENTIAL LOANS. At December 31, 2002, approximately 14% of the total loan portfolio, including loans held-for-sale, consisted of loans secured by one-to-four-unit family dwellings located within the States of Washington, Oregon, and Idaho.

         Our lending policies generally limit the maximum loan-to-value ratio on residential mortgage loans to 97% of the appraised value as determined by an independent appraiser, with the condition that private mortgage insurance is required on home loans with loan-to-value ratios in excess of 80%.

         The loan-to-value ratio, maturity, and other provisions of the loans originated generally have reflected the policy of making less than the maximum loan permissible in accordance with sound lending practices, market conditions, and underwriting standards established by management. Mortgage loan originations are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The initial contractual loan payment period for residential loans typically ranges from five to 30 years. Our past experience indicates that real estate loans remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option, subject to prepayment penalty provisions when included in the note.

         We offer adjustable rate loans, with a rate adjustment after a period of one-year, two-year, three-year, five-year, seven-year, or ten-years, with subsequent adjustments every one, two or three years. These loans have a maximum rate adjustment of two percent in any one year with a maximum lifetime interest rate adjustment of between four and six percent. We also offer fixed-rate 15- and 30-year loans that we sell into the secondary market. At times, we may choose to portfolio some of these loans that are underwritten to certain criteria.

         All improved real estate which serves as security for a loan must be insured by companies we have approved against fire, extended coverage, vandalism, malicious mischief, and other hazards. Such insurance must be maintained throughout the term of the loan and in an amount not less than that amount necessary to meet the replacement cost of the property structures, subject to insurance carrier limits.

         CONSTRUCTION AND COMMERCIAL REAL ESTATE LOANS. Our real estate loan portfolio also includes loans on multifamily housing (over four units), construction loans (residential, commercial, and multifamily), and commercial loans.

         Multifamily loans are generally made in amounts between $500,000 and $2.0 million and at December 31, 2002, the largest multifamily loan was for $3.9 million. As of December 31, 2002, multifamily loans were $177.6 million, or 26%, of the loan portfolio as compared to $174.1 million, or 29%, in 2001.

         Interim (construction) financing is available for residential and commercial property development. At December 31, 2002, we had $107.3 million in construction loans of which $34.5 million was disbursed. These loans constituted 17% of the loan portfolio.

         Single-family construction loans are further designated into two categories -- speculative and custom. Speculative (spec) construction loans are approved for builder-developers who generally first build the residence and then sell the property to the end buyer. Those loans typically are made for a 12-month period, which may be extended subject to negotiation and the payment of an extension fee. Interest rates on spec loans are tied to the prime rate and are adjusted when the prime rate changes. At the present time, rates quoted range from 1.0% to 2.0% above the prevailing prime rate and are dependent upon the type of loan and its terms.

         Custom construction loans are originated directly to the borrower. The builder, which the borrower has contracted with to build the residence, must be approved by the Bank. We oversee the disbursement of construction funds to the borrower and builder. These loans generally have 30- or 15-year terms with the construction period ranging from six to 12 months, with interest collected monthly based upon the disbursed balance of the loan. At the end of the construction period the terms of payment are modified to fully amortize the loan balance over the subsequent 30- or 15-year term.

         The loan programs and interest rates offered for custom construction loans are typically the same as those offered for other one-to-four family residential loans. The fee structure for custom construction loans is 1% - 2% higher than that assessed other single-family loans with similar terms and conditions. The additional loan fee compensates us for the extra cost and interest rate risk associated with this type of lending.

         At December 31, 2002, commercial real estate loans (excluding multifamily and construction loans) constituted $219.3 million, or approximately 35% of the loan portfolio. These loans are typically secured by office buildings, warehouse, commercial and retail centers located in our primary lending area in the Greater Puget Sound area and Western Oregon. Permanent commercial real estate loans are normally made up to 75% of the appraised value of the property and generally have interest rates which are adjusted annually based on the short-term FHLB of Seattle's advance rate plus a spread ranging from 3.00% to 4.00%.

         Income property loans, consisting of multifamily, construction, and commercial real estate loans, totaled $424.8 million at December 31, 2002. That figure compares to $406.6 million at year-end 2001 and $369.0 million at year-end 2000.

         Income property real estate financing is generally considered to involve a somewhat higher degree of credit risk than financing of residential properties. The risk of loss on an income property construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of the construction cost of the property upon completion of the project proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with collateral which is insufficient to assure full repayment. On permanent income property real estate loans, the risk is primarily attributable to the cash flow from the property being financed. If the cash flow from the property is reduced (E.G., if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired.

         Our underwriting criteria is designed to evaluate and minimize the risk of income property real estate lending. Among other things, we consider the credit history and reputation of the borrower, the borrower's net worth and liquidity, the amount of the borrower's equity in the project, independent appraisal and review of cost estimates, pre-construction sale and leasing information, and cash flow projections of the borrower. To manage and control the risk inherent in this type of lending, we have adopted a concentration of credit policy which, among other things, generally limits the amount we can lend to any one borrower to $6.75 million unless this requirement is waived by the Investment Committee of the Board of Directors.

         BUSINESS BANKING. The Business Banking Department makes loans for "owner-occupied" commercial real estate properties, construction loans and non-real-estate-based business loans. At year-end 2002, total business banking loans grew to $73.6 million compared to $59.6 million the previous year. Non real estate business loans included in those totals were $13.1 million and $12.0 million at December 31, 2002 and 2001, respectively.

         Business banking commercial real estate loans are typically made on "owner-occupied" properties. The Business Banking Department analyzes the owner's business that occupies the property and looks at the business's cash flow as the primary source of repayment. The real estate collateral provides secondary security to the loan. Non real estate business loans are typically extended to medium-sized businesses for the purpose of financing inventory, accounts receivable, equipment, facilities, etc.

         Interest rates on business loans are generally tied to the prime rate, plus a spread ranging from 0% to 3% or to the short-term FHLB of Seattle's advance rate, plus a spread ranging from 3% to 4%. The rates are adjusted when the index rate changes. Most prime-based loans reprice immediately while the rest reprice based on set schedules, generally annually and after a fixed period of time. Annual fees are also usually assessed to line-of-credit business loans.

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

         CONSUMER LOANS. We originate consumer loans through two principal methods: sales finance lending (indirect lending), and direct consumer lending (consumer and home equity loans). Consumer loans totaled $57.6 million at December 31, 2002 compared to $42.5 million the previous year. The increase is due to a combination of growth in both departments. The direct consumer lending area, which includes home equity lines of credit (HELOC), portfolio balance December 31, 2002 totaled $24.2 million as compared to $16.1 million in 2001. Sales finance loans totaled $33.4 million and $26.4 million, at year-end 2002 and 2001, respectively.

         The Sales Finance Department began operations during the third quarter of 1997. This department purchases non-recourse consumer financing contracts from approved dealers in many states. Typical collateral for these contracts include retrofitted windows, siding, roofs, and spas. Dealers must be approved with the Bank prior to the purchase of contracts. Before a contract is purchased, Bank personnel make independent credit decisions on the borrowers by checking the creditworthiness of the borrower, calculating debt-to-income ratios, and evaluating the value of the collateral purchased.

         In July of 2001, we opened a satellite office of our Sales Finance Department in Jacksonville, Florida. Our employees based out of this office work with contractors in the eastern portion of the United States to generate home improvement contracts for assignment to First Mutual.

         The Sales Finance Department originates loans both for portfolio and for sale on the secondary market. Loans originated for portfolio can either be unsecured or secured by the use of a Financing Statement filed against the real property where the goods were installed. The terms of the contracts are fixed rate and vary in term from two to 12 years. Loans originated for sale on the secondary market are unsecured. The loans are sold non-recourse to various institutional purchasers for a fee.

         Beginning late 2002, we underwent a change in direction and going forward will portfolio many of the loans that previously were sold. To mitigate future losses, we have entered into an agreement with a national insurance company to provide credit default insurance on a portion of the sales finance loans. The default insurance pays 100% of the loss on any given loan up to an overall liability cap as defined in the insurance policy. The insurance coverage, when applicable, is typically purchased for loans that fall below a cutoff credit score. That cutoff score is generally set in a range between 680 &
740. The Sales Finance Department's portfolio, which was $33.4 million at year-end 2002, should grow at a much stronger pace as a result of these changes. We anticipate that the portfolio will approach $60 million by year-end 2003.

         The Direct Consumer Lending Department processes and closes consumer loan requests generated within the deposit branches and from lending officers. The lending products offered fall into two categories: collateral-based loans (automobiles, boats, recreational vehicles, home improvement, etc.), and unsecured lines-of-credit. The underwriting criteria for collateral-based loans are similar to that of the sales finance loans noted above. Primary consideration is given to the borrower's capacity to repay the obligation. A secondary consideration on secured consumer loans is the value of the loan collateral as a source of repayment. The underwriting criteria on the unsecured lines-of-credit call for a higher level of borrower creditworthiness because of the unsecured nature of these loans. The terms on the collateral-based loans are fixed rates with terms of up to 10 years. The unsecured lines-of-credit are variable and tied to the prime rate plus a margin. Direct consumer loans totaled $24.2 million at December 31, 2002 as compared to $16.1 million at year-end 2001.

         Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral. At December 31, 2002, consumer loans past due 90 days or more totaled $44,000 as compared to $5,000 at year-end 2001.

         LOAN SOLICITATION AND PROCESSING. We rely upon our employees to solicit and/or originate business, consumer, income property, and residential loans. We also utilize the services of mortgage brokers. Residential mortgage brokers take applications from borrowers, process the credit information, obtain property appraisals, and then submit the loan to us for approval. If approved, the loan is funded by and closed in the name of the Bank. Income property brokers are generally limited to taking the initial application from borrowers. Mortgage brokers provide us with a cost-effective method of originating loans in a broader geographic area than our customer base. Approximately 79% of all residential loans closed during the year ended December 31, 2002, were obtained through mortgage brokers as compared to 75% during 2001.

         Our lending policy is reviewed annually and approved by the Board of Directors. Residential loans up to specified limits may be approved by a designated underwriter or member of the Consumer Loan Committee, which is comprised of officers Boudreau, Boyd, Harlan, Stroup, and Young. Commercial real estate loans can be approved by the chief credit officer up to $750,000 or by a designated member of the Commercial Loan Committee up to $300,000. The entire Commercial Loan Committee can approve these loans up to $2 million. This committee can also approve other secured or unsecured business loans up to $750,000; its members are officers Valaas, Collette, Mandery, Boudreau, Davis, Everett, Harlan, Werth, and Young. Larger loans are further reviewed and approved by the Investment Committee of the Board, which is comprised of Directors Parker, Valaas, Wallace, Florence, Doud, and Rowley. Except for small consumer or community business loans, the Investment Committee must also approve loans where the cumulative debt exceeds $2.5 million. Subsequent to year-end, officer Zavaglia joined the Bank and was named to both the Consumer and Commercial Loan Committees.

         LOAN ORIGINATIONS AND SALE OF LOANS INTO THE SECONDARY MARKET. Loan originations increased in 2002 to $342 million from $319 million in 2001 and the comparable figure for 2000 was $211 million. The increase in originations came largely from sales finance and residential loan closings. Sales finance loan closings increased from $24.3 million in 2001 to $39.7 million in 2002. In addition, residential loan closings increased $12.4 million from $135.5 million last year to $147.9 million in 2002.

         Selling loans in the secondary mortgage market reduces the risk that interest rates will escalate while holding long-term, fixed-rate loans in the portfolio. The sale of loans into the secondary market also allows us to continue to make loans during periods when savings flows decline or funds are not otherwise available for lending purposes. In connection with such sales, we generally sell the servicing rights (I.E., collection of principal and interest payments).

         As of December 31, 2002, we serviced loans for others aggregating approximately $46 million as compared to $47 million in 2001. Loan servicing fees, net, totaled $103,000 for the year ended December 31, 2002 and $106,000 for the year ended December 31, 2001.

         Currently, long-term mortgage loans are being originated for sale in the secondary mortgage market to Fannie Mae, and other investors. During the year ended December 31, 2002, we securitized $14.5 million in loans and sold $72.5 million in residential loans as compared to $4.9 million and $90.9 million respectively during 2001.

         Set forth below is a table showing our loan origination and sales activity for the periods indicated.
                                               Years Ended December 31,
                                       ----------------------------------------
                                          2002           2001           2000
                                       ----------     ----------     ----------
                                                    (In Thousands)
Total loans at beginning of period
  (net of undisbursed loan proceeds) $ 575,123 $ 497,478 $ 462,266 Loans originated:
  Real estate loans:
    Construction loans .............       85,059         54,330         78,207
    Loans on existing property .....      118,345        169,214         77,843
    Loans refinanced ...............       78,301         59,408         28,745
    Insured and guaranteed loans ...       10,203          3,282          2,022
  Consumer and other loans .........       50,293         36,824         24,248
                                       ----------     ----------     ----------
           Total loans originated ..      342,201        323,058        211,065

Principal reductions ...............     (192,698)      (154,513)      (133,082)
Loans sold:
  Whole loans ......................      (72,197)       (76,619)       (36,972)
  Participation loans ..............      (17,206)       (14,281)        (5,799)
                                       ----------     ----------     ----------
           Total loans sold ........      (89,403)       (90,900)       (42,771)
                                       ----------     ----------     ----------
Total gross loans at end of period
  (net of undisbursed loan proceeds)   $  635,223     $  575,123     $  497,478
                                       ==========     ==========     ==========

         LOAN COMMITMENTS. Our commitments to make conventional mortgage loans on existing residential dwellings are generally made for periods of 30 to 60 days. The borrower may reserve ("lock-in") an interest rate and loan fee for a period of 10 to 60 days from the date of application. This reservation is conditioned upon loan approval and closing within this time frame. Interest rates and loan fees committed at the time of the lock-in are based upon the prevailing market rate at the time of approval. Outstanding commitments to borrowers for loans, including commitments for income property loans, totaled $185.7 million at December 31, 2002, and $106.4 million at year-end 2001.

         LOAN ORIGINATION FEES AND OTHER FEES. In addition to interest earned on loans and servicing fees on loans sold and securitized, we receive loan origination fees for originating mortgage loans. See Note 1 of "Notes to Consolidated Financial Statements" in the Annual Report for information as to the recognition of loan fee income.

         Loan origination fees vary with the volume and type of loans made and with competitive conditions in mortgage markets. Loan demand and availability of money affect these market conditions. Recent trends have kept loan origination fees in the 1% to 2% range for permanent real estate loans. Construction loan fees at the present time range from 2% to 3% of the loan amount.

         We also receive other fees and charges relating to existing loans, which include late charges, prepayment fees, and fees collected in connection with a change in borrower or other loan modifications, including construction loan extensions. In connection with loan origination activities, we also realize closing fees.

         REAL ESTATE HELD-FOR-SALE AND NON-PERFORMING LOANS. Loans are defined as non-performing when any payment of principal and/or interest is 90 days past due unless the loan is well secured and is in process of collection. Generally we are able to work out a satisfactory repayment schedule with a delinquent borrower; however, the Bank will undertake foreclosure proceedings if the delinquency is not otherwise resolved. Property we acquire as a result of foreclosure or by deed in lieu of foreclosure is classified as "held-for-sale" until such time as it is sold or otherwise disposed. At December 31, 2002, the total of non-performing loans, repossessed assets, and real estate acquired through foreclosure was $2.1 million as compared to $521,000 at year-end 2001.

         The following table sets forth information regarding non-performing assets at the dates indicated.
                                                   At December 31,
                                         ----------------------------------
                                           2002         2001         2000
                                         --------     --------     --------
                                               (Dollars in Thousands)
Loans greater than 90 days
  delinquent and still accruing ......   $     --     $     --     $     --
Restructured troubled loans ..........         --           --           --
Nonaccrual loans .....................      2,074          498        1,111
Other assets and real estate
  acquired through foreclosure .......         45           23        1,353
                                         --------     --------     --------
  Total ..............................   $  2,119     $    521     $  2,464
                                         ========     ========     ========

As a percentage of net loans .........       0.34%        0.09%        0.50%
As a percentage of total assets.......       0.28%        0.08%        0.38%

Gross interest income that would
  have been recorded in the period
  if loans had been current with
  original terms .....................   $    156     $     40     $    100

Interest income on loans included
  in net income for the period .......   $    117     $     30     $     53

         Non-performing assets for 2002 were composed of loans collateralized by single-family residences, consumer goods, and commercial real estate.

RESERVE FOR LOAN LOSSES

         The reserve for loan losses is maintained at a level sufficient to provide for estimated losses based on known and inherent risks in the loan portfolio. This reserve is based upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio; actual loan loss experience; current and anticipated economic conditions; detailed analysis of individual loans for which full collectibility may not be assured and for which impairment may be present; and determination of the existence and fair value of the collateral and guarantees securing the loans. The reserve is based upon factors and trends identified by management at the time the financial statements are prepared. The ultimate recovery of loans is susceptible to future market factors beyond our control, which may result in losses or recoveries differing significantly from those provided in the financial statements. At December 31, 2002, the reserve for loan losses totaled $7.8 million which compares to $7.0 million at December 31, 2001.

         While we believe we have established our existing reserve for loan losses in accordance with generally accepted accounting principles as of December 31, 2002, there can be no assurance that regulators, when reviewing our loan portfolio in the future, will not request us to change our reserve for loan losses, thereby adversely affecting our financial condition and earnings. See the Consolidated Financial Statements contained in the Annual Report.

         The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

                                                                Years Ended December 31,
                                                   ---------------------------------------------------
                                                     2002       2001       2000       1999       1998
                                                   -------    -------    -------    -------    -------
                                                                      (In Thousands)

Balance at beginning of period...................  $ 7,032    $ 6,729    $ 6,309    $ 5,569    $ 4,858

  Charge-offs....................................     (271)      (144)      (112)       (68)       (39)
     Residential real estate and other loans.....     (265)      (144)      (112)       (45)       (39)
     Commercial real estate......................       (6)        --         --        (23)        --
     Construction................................        -         --         --         --         --
  Recoveries.....................................       83         82          2          3         --
     Residential real estate and other loans.....       83         82          2          3         --
     Commercial real estate......................        -         --         --         --         --
     Construction................................        -         --         --         --         --
  Provision......................................      910        365        530        805        750
                                                   -------    -------    -------    -------    -------
Balance at end of period.........................  $ 7,754    $ 7,032    $ 6,729    $ 6,309    $ 5,569
                                                   =======    =======    =======    =======    =======
Ratio of net charge-offs during the period to
  average loans outstanding during the period....        0%         0%         0%         0%         0%

INTEREST RATE RISK MANAGEMENT
-----------------------------

         Market risk is defined as the sensitivity of income and capital to changes in interest rates, foreign currency exchange rates, commodity prices, and other relevant market rates or prices. The primary market risk to which we are exposed is interest rate risk. Our profitability is dependent to a large extent on our net interest income, which is the difference between the interest received from our interest-earning assets and the interest expense incurred on our interest-bearing liabilities. Our objectives in asset/liability management are to utilize our capital effectively, to provide adequate liquidity, and to enhance net interest income, without taking unreasonable risks subjecting us unduly to interest rate fluctuations.

         Assumptions regarding interest rate risk are inherent in all financial institutions. Interest rate risk is the risk to earnings or capital resulting from adverse movements in interest rates. Interest rate sensitivity is the relationship between market interest rates and net interest income due to the repricing characteristics of assets and liabilities. We monitor interest rate sensitivity by examining our one-year and longer gap positions on a regular basis. Gap analysis and an income simulation model are used to manage interest rate risk.

Gap Analysis
------------

         The interest rate sensitive gap is defined as the difference between interest-earning assets and interest-bearing liabilities anticipated to mature or reprice during the same period. The gap analysis quantifies the mismatch between these assets and liabilities in like time periods. Certain shortcomings are inherent in gap analysis. For example, some assets and liabilities may have similar maturities or repricing characteristics, but they may react differently to changes in interest rates. Assets such as adjustable-rate mortgage loans may have features that limit the effect that changes in interest rates have on the asset in the short-term and/or over the life of the loan. Due to the limitations of the gap analysis, these features are not taken into consideration. Additionally, in the event of a change in interest rates, prepayment and early withdrawal penalties would likely deviate significantly from those assumed in the gap calculation. As a result, we utilize the gap report as a complement to our income simulation model.

Income Simulation Model
-----------------------

         Our simulation model calculates the change to net interest income and the net market value of equity based upon increases and decreases of 100 and 200 basis point movements in interest rates. The model is based on a number of assumptions such as the maturity, repricing, amortization, and prepayment characteristics of loans and other interest-earning assets and the repricing of deposits and other interest-bearing liabilities. We run the rate ramp (a monthly pro rata increase/decrease over a one year period) simulation model monthly for review by the ALCO (Asset Liability Committee), senior management, and the Board of Directors. We believe that data and assumptions are realistic representations of our portfolio and possible outcomes under the various interest rate scenarios. Nonetheless, the interest rate sensitivity of our net interest income and net market value of equity could vary substantially if different assumptions were used or if actual experience differs from the assumptions used.

         We have discontinued the use of the rate shock model to measure simulated changes in net interest income and the market value of equity. Management believes that the rate ramp model produces more meaningful results that more closely track actual performance. The difference between the two models is the assumption regarding the timing of the interest rate increases or decreases. The rate shock model assumes rates immediately rise or fall 100-, 200-, or 300-basis points, whereas the rate ramp assumes a steady increase over a 12-month period. All numbers presented reflect the results of the rate ramp model.

        Our income simulation model and gap analysis results for the periods ending December 31, 2002, and December 31, 2001, are presented below.

                            SIMULATION MODEL RESULTS
                    Net Interest Income and Net Market Value

                                   December 31, 2002           December 31, 2001
                                   Percentage Change           Percentage Change
--------------------------------------------------------------------------------
                          Net             Net            Net              Net
  Change in            Interest         Market         Interest         Market
Interest Rates          Income           Value          Income           Value
--------------------------------------------------------------------------------
    +200                  2%             (11)%           (1)%            (12)%
    -100                 (1)               0             (1)              (2)
    -200                 n/a              n/a            (3)              (7)
--------------------------------------------------------------------------------


                                                     GAP MODEL
                                                   (In Thousands)
                                     December 31, 2002       December 31, 2001
                                     -----------------       -----------------
One-year repricing assets                $ 600,577               $ 506,137
One-year repricing liabilities             477,932                 413,029
                                         ---------               ---------
   One-year gap                            122,645                  93,108
                                         ---------               ---------
   Total assets                          $ 745,295               $ 678,349
                                         =========               =========
One Year Interest Rate Sensitive
Gap as a Percent of Assets                    16.5%                   13.7%


         The interest rate scenarios reflected above represent the results of possible near-term interest rate movements. Approximately 75% of the loan portfolio is tied to rate indices that are one year or less in duration. These indices include prime, Federal Home Loan Bank of Seattle (FHLB) Advance Rate, London Interbank Offering Rate (LIBOR), and Constant Maturity Treasury (CMT), most of which as of December 31, 2002, were below 2%. Therefore, given the current interest rate levels, we believe that a scenario simulating a decline of 200 basis points is unlikely, as this would place the absolute rate of these indices below zero.

         The percentages shown represent changes over a 12-month period in net interest income and net portfolio value under the various rate scenarios. Net portfolio value is defined as the net market value of our assets and liabilities, which have been estimated by calculating the present value of their cash flows. The cash flows have been adjusted to account for projected amortization, prepayments, core deposit decay rates, and other factors.

         The sensitivity analysis does not represent a forecast for the Bank. There are numerous assumptions inherent in the simulation model as well as in the gap report. Some of these assumptions include the nature and timing of interest rate levels, including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/replacement of asset and liability cash flows. Customer preferences and competitor and economic influences are impossible to predict; therefore, we cannot make any assurances as to the outcome of these analyses.

         Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on our net interest income and capital, while structuring the asset and liability components to obtain the maximum net interest margin. We rely on our asset and liability structure to control interest rate risk.

Market Value Analysis
---------------------

         Market value analysis goes beyond simulating earnings for a specified time period to generating principal and interest cash flows for the entire life of all assets and liabilities. These cash flows are then discounted back to the present. Prepayment behavior in different interest rate scenarios can then be modeled. Loan caps can be simulated. Loans tied to different indices can be distinguished. The effect of forecasted loan and deposit growth can both be included and excluded. Different forecast assumptions can also be used.

SECURITIES
----------

         The following table sets forth certain information regarding carrying values and percentage of total carrying values of the consolidated portfolio of securities classified as available-for-sale and held-to-maturity (in thousands).

                                                           -----------------------------------------------
                                                                           At December 31,
                                                           -----------------------------------------------
                                                                   2002                        2001
                                                           -------------------         -------------------
                                                           Carrying     Percent        Carrying     Percent
AVAILABLE-FOR-SALE:                                          Value      of Total         Value      of Total
-------------------                                        -------------------         -------------------
     US Government Treasury and agency obligations         $ 13,081        22%         $     --         0%
     Mortgage backed securities:
          Freddie Mac                                         4,260         8%            5,284        11%
          Fannie Mae (includes FNMA stock)                   41,039        70%           40,677        89%
                                                           -------------------         -------------------
     Total mortgage-backed securities                        45,299        78%           45,961       100%
                                                           -------------------         -------------------

     =====================================================================================================
     Total securities available-for-sale                   $ 58,380       100%         $ 45,961       100%
     =====================================================================================================


                                                           -----------------------------------------------
                                                                           At December 31,
                                                           -----------------------------------------------
                                                                   2002                        2001
                                                           -------------------         -------------------
                                                           Carrying     Percent        Carrying     Percent
HELD-TO-MATURITY:                                           Value      of Total         Value      of Total
-----------------                                          -------------------         -------------------
     Municipal Bonds                                       $  1,337         8%         $  1,113         4%
     Mortgage backed securities:
          Freddie Mac                                           729         4%            1,104         4%
          Fannie Mae                                         14,266        87%           24,069        91%
                                                           -------------------         -------------------
     Total mortgage-backed securities                        14,995        92%           25,173        95%
     CMO's                                                       26         0%              100         0%
                                                           -------------------         -------------------

     =====================================================================================================
     Total securities held-to-maturity                     $ 16,358       100%         $ 26,386       100%
     =====================================================================================================

     =====================================================================================================
     Estimated Market Value                                $ 16,926                    $ 26,890
     =====================================================================================================







The following table shows the maturity or period to repricing of the Company's consolidated portfolio of securities available-for-sale and held-to-maturity (dollars in thousands):

                                           ----------------------------------------------------------------------------------------
                                                                   Available-for-sale at December 31, 2002
                                           ----------------------------------------------------------------------------------------
                                                                      Over One to            Over Three              Over Five
                                            One Year or Less          Three Years           to Five Years           to Ten Years
                                           -------------------    -------------------    -------------------    -------------------
                                                      Weighted               Weighted               Weighted               Weighted
                                           Carrying   Average     Carrying   Average     Carrying   Average     Carrying   Average
                                             Value     Yield        Value     Yield        Value     Yield        Value     Yield
                                           --------   --------    --------   --------    --------   --------    --------   --------
AVAILABLE-FOR-SALE:
-------------------
     US Government Treasury and agency
        obligations                        $     --      0.00%    $     --      0.00%    $     --      0.00%    $  6,064      4.08%
     Mortgage backed securities:
          Freddie Mac                           360      4.46%          --      0.00%          --      0.00%       3,900      5.50%
          Fannie Mae                            665      6.11%          --      0.00%          --      0.00%      27,863      5.50%
                                           --------   --------    --------   --------    --------   --------    --------   --------
     Total mortgage-backed securities         1,025      5.53%          --      0.00%          --      0.00%      31,763      5.50%

                                           ========================================================================================
     Total securities available-for-sale --
      Carrying Value                       $  1,025      5.53%    $     --      0.00%    $     --      0.00%    $ 37,827      5.27%
                                           ========================================================================================
                                           ========================================================================================
     Total securities available-for-sale --
      Amortized Cost                       $    997      5.53%    $     --      0.00%    $     --      0.00%    $ 36,488      5.27%
                                           ========================================================================================


                                           -----------------------------------------------------------------
                                                         Available-for-sale at December 31, 2002
                                           -----------------------------------------------------------------
                                               Over Ten to
                                               Twenty Years        Over Twenty Years           Total
                                           -------------------    -------------------    -------------------
                                                      Weighted               Weighted               Weighted
                                           Carrying   Average     Carrying   Average     Carrying   Average
                                             Value     Yield        Value     Yield        Value     Yield
                                           --------   --------    --------   --------    --------   --------
AVAILABLE-FOR-SALE:
-------------------
     US Government Treasury and agency
        obligations                        $  7,018      4.43%    $     --      0.00%    $ 13,082      4.27%
     Mortgage backed securities:
          Freddie Mac                            --      0.00%          --      0.00%       4,260      5.41%
          Fannie Mae                         10,049      4.95%       2,462      5.00%      41,039      5.34%
                                           --------   --------    --------   --------    --------   --------
     Total mortgage-backed securities        10,049      4.95%       2,462      5.00%      45,299      5.35%

                                           =================================================================
     Total securities available-for-sale --
      Carrying Value                       $ 17,067      4.74%    $  2,462      5.00%      58,381      5.11%
                                           =================================================================
                                           =================================================================
     Total securities available-for-sale --
      Amortized Cost                       $ 16,678      4.73%    $  2,371      5.00%      56,534      5.10%
                                           =================================================================






                                           ----------------------------------------------------------------------------------------
                                                                     Held-to-Maturity at December 31, 2002
                                           ----------------------------------------------------------------------------------------
                                                                      Over One to            Over Three              Over Five
                                            One Year or Less          Three Years           to Five Years           to Ten Years
                                           -------------------    -------------------    -------------------    -------------------
                                                      Weighted               Weighted               Weighted               Weighted
                                           Carrying   Average     Carrying   Average     Carrying   Average     Carrying   Average
                                             Value     Yield        Value     Yield        Value     Yield        Value     Yield
                                           --------   --------    --------   --------    --------   --------    --------   --------
HELD-TO-MATURITY:
-----------------
     Municipal Bonds                       $     --      0.00%    $     --      0.00%    $     --      0.00%    $     --      0.00%
     Mortgage backed securities:
          Freddie Mac                           729      5.01%          --      0.00%          --      0.00%          --      0.00%
          Fannie Mae                          3,326      5.77%       1,890      5.53%       6,777      5.65%       2,159      5.50%
                                           --------   --------    --------   --------    --------   --------    --------   --------
     Total mortgage-backed securities         4,055      5.63%       1,890      5.53%       6,777      5.65%       2,159      5.50%
     CMO's                                       --      0.00%          --      0.00%          --      0.00%          --      0.00%

                                           ========================================================================================
     Total securities held-to-maturity --
      Carrying Value                       $  4,055      5.63%    $  1,890      5.53%    $  6,777      5.65%    $  2,159      5.50%
                                           ========================================================================================

                                           ========================================================================================
     Total securities held-to-maturity --
      Fair Market Value                    $  4,215      5.64%    $  1,946      5.53%    $  7,043      5.65%    $  2,281      5.50%
                                           ========================================================================================


                                           -----------------------------------------------------------------
                                                         Held-to-Maturity at December 31, 2002
                                           -----------------------------------------------------------------
                                               Over Ten to
                                               Twenty Years        Over Twenty Years           Total
                                           -------------------    -------------------    -------------------
                                                      Weighted               Weighted               Weighted
                                           Carrying   Average     Carrying   Average     Carrying   Average
                                             Value     Yield        Value     Yield        Value     Yield
                                           --------   --------    --------   --------    --------   --------
HELD-TO-MATURITY:
-----------------
     Municipal Bonds                       $    220      5.38%    $  1,117      6.16%    $  1,337      6.03%
     Mortgage backed securities:
          Freddie Mac                            --      0.00%          --      0.00%         729      5.01%
          Fannie Mae                             --      0.00%         114      7.50%      14,266      5.66%
                                           --------   --------    --------   --------    --------   --------
     Total mortgage-backed securities            --      0.00%         114      7.50%      14,995      5.75%
     CMO's                                       26      6.50%          --      0.00%          26      6.50%

                                           =================================================================
     Total securities held-to-maturity --
      Carrying Value                       $    246      5.49%    $  1,231      6.28%      16,358      5.66%
                                           =================================================================

                                           =================================================================
     Total securities held-to-maturity --
      Fair Market Value                    $    243      5.50%    $  1,198      6.33%    $ 16,926      5.66%
                                           =================================================================


INVESTMENT ACTIVITIES
---------------------

        Under Washington law, savings banks are permitted to own government and government agency obligations, commercial paper, corporate bonds, mutual fund shares, debt and equity obligations issued by creditworthy entities, whether traded on public securities exchanges or placed privately for investment purposes. We retain a portfolio of mortgage-backed securities, real estate mortgage investment conduits (REMICS), and municipal bonds. Subject to certain exceptions, we are prohibited by FDIC regulations from making equity investments of a type, or in an amount, that is not permissible for national banks.

        The Chief Financial Officer determines appropriate investments in accordance with approved policies of the Investment Committee of the Board of Directors. The policy generally limits investments to US Government and agency securities, and mortgage-backed securities issued and guaranteed by Freddie Mac, Fannie Mae, and Ginnie Mae. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, our liquidity position, and anticipated cash needs and sources. In addition, the effect on our credit and interest rate risk and risk-based capital is also included in the evaluation.

        At December 31, 2002, the book value of the investment securities portfolio totaled $72.9 million, while the estimated fair market value amounted to $75.3 million as compared to $72.6 million and $72.9 million, respectively, for 2001. Securities with stated maturities greater than ten years comprised 35.1% of the investment portfolio in 2002. Mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac, and Ginnie Mae totaled $60.3 million including those available-for-sale. From time to time, investment levels may be increased or decreased depending upon a number of factors. These factors include the yields on investment alternatives and upon management's judgement as to the attractiveness of the yields then available in relation to other opportunities and its expectations of the level of yield that will be available in the future. In addition, management's projections as to the short-term demand for funds to be used in origination of loans and other activities, are also a consideration. As a result of these factors, during the past year the investment portfolio has remained relatively flat, increasing a mere 3%.

        MORTGAGE BACKED SECURITIES. We purchase mortgage-backed securities to:
(i) generate positive interest rate spreads on large principal balances with minimal administrative expense, (ii) lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae, and Ginnie Mae, (iii) enable the use of mortgage-backed securities as collateral for financing, and (iv) invest excess funds during periods of reduced loan demand. Included in the mortgage-backed securities portfolio are Fannie Mae and Freddie Mac mortgage-backed obligations with a book value of $58.6 million and a market value totaling $60.9 million. In comparison, the related figures for 2001 totaled a book value of $71.4 million and a market value of $71.6 million. Also included in the mortgage-backed security portfolio are Real Estate Mortgage Investment Conduit Securities (REMICS) with a book value of $25,600 and a maturity date of 2022.

        Mortgage-backed securities typically represent a participation interest in a pool of single-family or multifamily mortgages. The principal and interest payments on these mortgages are passed from the mortgage originators, through intermediaries (generally US Government agencies and government-sponsored enterprises) that pool and resell the participation interests in the form of securities, to investors such as the Bank. Such US Government agencies and government-sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include Freddie Mac, Fannie Mae, and Ginnie Mae. Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that fall within a specified range and have varying maturities. Mortgage-backed securities generally yield less than loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Bank. These types of securities also permit us to optimize our regulatory capital because they have a low risk weighting.

        The actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, we may be subject to reinvestment risk because, to the extent that the mortgage-backed securities amortize or prepay faster than anticipated, we may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

        At December 31, 2002, municipal bonds included seven Washington State municipal bonds that are rated AA or better.

        For further information concerning the investment portfolio, reference is made to Note 3 and 4 of the "Notes to Consolidated Financial Statements" in the Annual Report.

        The following table sets forth information regarding the mortgage-backed securities (including REMICs) activity for the periods indicated.

                                                  Years Ended December 31,
                                             ----------------------------------
                                               2002         2001         2000
                                             --------     --------     --------
                                                       (In Thousands)

Beginning balance .........................  $ 71,234     $ 73,345     $ 59,595
Mortgage-backed securities purchased ......    39,477       39,413       22,038
Amortization of premiums and discounts.....     2,093            8          654
Principal repayments ......................   (52,484)     (41,532)      (8,942)
                                             --------     --------     --------
     Ending balance .......................  $ 60,320     $ 71,234     $ 73,345
                                             ========     ========     ========

         The following table sets forth the composition of the mortgage-backed securities portfolio at the dates indicated.

                                           Years Ended December 31,
                            ---------------------------------------------------
                                  2002              2001              2000
                            ---------------   ---------------   ---------------
                                    Percent           Percent           Percent
                            Amount  of Total  Amount  of Total  Amount  of Total
                            -------  ------   -------  ------   -------  ------
                                           (Dollars in Thousands)
Mortgage-backed securities:
 Freddie Mac............... $ 4,989    8.27%  $ 6,388    8.97%  $ 1,958    2.67%
 Fannie Mae ...............  55,305   91.69    64,746   90.89    69,347   94.55
 Ginnie Mae ...............      --      --        --      --     1,694    2.31
 REMICs ...................      26    0.04       100    0.14       346    0.47
                            -------  ------   -------  ------   -------  ------
   Total .................. $60,320  100.00%  $71,234  100.00%  $73,345  100.00%
                            =======  ======   =======  ======   =======  ======

         The following table presents the carrying value of the investment securities portfolio. The market value of the investments in the table at December 31, 2002, was approximately $75.3 million.

                                                       At December 31,
                                             ----------------------------------
                                               2002         2001         2000
                                             --------     --------     --------
                                                       (In Thousands)
Investment securities:
  US Government and agency obligations.....  $ 13,081     $     --     $ 46,666
  Corporate and municipals ................     1,337        1,113        3,644
  Mortgage-backed certificates ............    60,320       71,234       73,345
  Fannie Mae stock ........................        --           --           35
                                             --------     --------     --------
Total .....................................  $ 74,738     $ 72,347     $123,690
                                             ========     ========     ========

           The following table provides the scheduled maturities, carrying values, market values, and average yields for the investment securities at December 31, 2002.

                                                   One to            Five to           More than
                               One Year          Five Years         Ten Years          Ten Years      Total      Total
                             Book    Yield     Book     Yield     Book     Yield     Book     Yield    Book      Market   Yield
                            ------   ------   ------   ------   -------   ------   -------   ------   -------   -------   ------
                                                                   (Dollars in Thousands)

Municipals*................ $   --       --%  $   --       --%  $    --       --%  $ 1,337     6.03%  $ 1,337   $ 1,296     6.03%
US Agencies................     --       --       --       --     5,978     4.08     6,986     4.43    12,964    13,081     4.27
Freddie Mac Certificates...     --       --       --       --     3,733     5.50     1,081     4.83     4,814     5,004     5.35
Fannie Mae Certificates....     --       --    8,666     5.63    28,937     5.42    16,148     5.53    53,751    55,899     5.49
REMICs-Fannie Mae..........     --       --       --       --        --       --        26     6.50        26        26     6.50
                            ------   ------   ------   ------   -------   ------   -------   ------   -------   -------   ------
Total...................... $   --       --%  $8,666     5.63%  $38,648     5.22%  $25,578     5.23%  $72,892   $75,306     5.27%
                            ====================================================================================================





* Municipal bond yields are not shown on a tax equivalent basis.

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS
---------------------------------------------

         GENERAL. Savings accounts and other deposits are an important source of our funds for use in lending, security investments, and for other general business purposes. In addition to deposit accounts, we derive funds from loan repayments, interest payments, loan sales, FHLB advances and other borrowings, and operations. The availability of funds from loan sales is influenced by general interest rates and other market conditions. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows vary widely and are influenced by prevailing interest rates and money market conditions. Borrowings are used to complement deposit inflows. Although the use of borrowed funds changes from year to year, we target a funding range of 20-30% of assets. At year-end 2002, borrowings represented 24.7% of assets. That figure compares to 28.2% in 2001.

         DEPOSITS. We offer a number of deposit accounts, including savings accounts, NOW checking, business checking accounts, money market accounts, and time deposit accounts, ranging in maturity from 30 days to ten years. Deposit account terms vary with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate.

         JUMBO TIME DEPOSITS. We offer jumbo, mini-jumbo and public funds mini-jumbo time deposits. These accounts are offered for minimum terms of 30 days and in minimum amounts of $100,000, $50,000, and $20,000, respectively.

         The following table indicates the amount of the jumbo time deposits by time remaining until maturity as of December 31, 2002. Rates paid on jumbo time deposits are negotiable.

                                                           Jumbo
         Maturity Period                                Time Deposits
         ---------------                                -------------
                                                        (In Thousands)

         Three months or less........................     $  11,931
         Four through six months  ...................         3,420
         Over six through twelve months..............        63,477
         Over twelve months..........................        45,780
                                                          ---------
          Total......................................     $ 124,608
                                                          =========

         IRA ACCOUNTS. We offer tax-deferred individual retirement accounts
(IRA). IRA accounts are offered on the same terms as the time deposits. In addition, we offer a money market account to IRA customers. The money market IRA requires a minimum balance of $100.

         DEPOSIT FLOWS. The following table sets forth the balance of savings deposits in the various types of savings accounts that we offered at the dates indicated.



                                     Balance at                          Balance at                          Balance at
                                    December 31,    % of      Increase  December 31,    % of      Increase  December 31,    % of
                                        2002      Deposits   (Decrease)     2001      Deposits   (Decrease)     2000      Deposits
                                      --------    --------    --------    --------    --------    --------    --------    --------
                                                                         (Dollars in Thousands)
NOW and Business
Checking Accounts...................  $ 38,234         7.7%   $  9,952    $ 28,282         6.6%   $    801)   $ 29,083         6.4%
Jumbo Time Deposits.................   124,608        25.0      11,923     112,685        26.3       7,282     119,967        26.2
Extreme Checking Accounts...........     5,842         1.2       1,910       3,932         0.9       1,733       2,199         0.5
Savings Accounts....................     8,387         1.7         531       7,856         1.9        (494)      8,350         1.8
Money Market Deposit Accounts.......    90,171        18.1      13,330      76,841        17.9      11,193      65,648        14.4
3 Months or less Time Deposits......     1,900         0.4      (2,369)      4,269         1.0       3,341         928         0.2
4-6 Month Time Deposits.............     8,005         1.6      (3,752)     11,757         2.7         662      11,095         2.4
7 Month - One Year Time Deposits....   127,265        25.6      16,685     110,580        25.7       3,474     107,106        23.4
13 Month - Five Year Time Deposits..    92,163        18.5      20,322      71,841        16.8     (40,386)    112,227        24.5
6-10 Year Time Deposits.............       794         0.2         (61)        855         0.2         (34)        889         0.2
                                      --------    --------    --------    --------    --------    --------    --------    --------
     Total Deposits.................  $497,370       100.0%   $ 68,472    $428,898       100.0%   $(28,594)   $457,492       100.0%
                                      ========    ========    ========    ========    ========    ========    ========    ========

IRA/Keogh Accounts..................  $ 25,699         5.2%   $  2,078    $ 23,621         5.5%   $   (935)   $ 24,556         5.4%
                                      ========    ========    ========    ========    ========    ========    ========    ========

         The following table represents an analysis of the deposit accounts by interest rate and maturity ranges at December 31, 2002.

                                         1 Year to      2 Years to
                           Less Than        Less           Less          5 Years
                           One Year     Than 2 Years   Than 5 Years      or more        Total
                           --------       --------       --------       --------       --------
                                                      (In Thousands)

Less than 4.01%..........  $400,969       $ 48,596       $  4,099       $     38       $453,702
4.01 - 5.00%.............       634          1,929         27,665              4         30,232
5.01 - 6.00% ............     4,735            981          2,343            168          8,227
6.01 - 8.00%.............       526          1,086          3,597             --          5,209
                           --------       --------       --------       --------       --------
Total....................  $404,864       $ 54,592       $ 37,704       $    210       $497,370
                           ========       ========       ========       ========       ========

       The following table provides the savings activity for the periods indicated.

                                                Years Ended December 31,
                                         --------------------------------------
                                            2002          2001          2000
                                         ----------    ----------    ----------
                                                     (In Thousands)

Deposits...............................  $1,170,547    $  944,371    $  919,230
Withdrawals ...........................   1,115,618       995,770       884,666
                                         ----------    ----------    ----------
Net Deposits (Withdrawals)
Before Interest Credited ..............      54,928       (51,399)       34,564
Interest Credited .....................      13,544        22,805        22,754
                                         ----------    ----------    ----------
Net Increase (Decrease) in Deposits....  $   68,472    $  (28,594)   $   57,318
                                         ==========    ==========    ==========



         For further information concerning deposits, reference is made to Note 9 of the "Notes to Consolidated Financial Statements" in the Annual Report.

         BORROWINGS. The FHLB serves as our primary borrowing source. Advances from the FHLB are typically secured by a portion of our first mortgage loans and multifamily permanent loans. At December 31, 2002, First Mutual had advances totaling $184.1 million from the FHLB, which mature in 2003 through 2011 at interest rates ranging from 1.35% to 7.48%.

         At the Holding Company level we borrow from other banks. Those borrowings totaled $250,000 at the end of 2002. For further information on borrowings, see Note 10 of the "Notes to Consolidated Financial Statements" in the Annual Report.

                                                Years Ended December 31,
                                         --------------------------------------
                                            2002          2001          2000
                                         ----------    ----------    ----------
                                                     (In Thousands)

FHLB advances..........................  $  184,144    $  191,104    $  133,035
                                         ==========    ==========    ==========
FHLB advances:
  Maximum outstanding at any month end.  $  196,437    $  191,104    $  135,979
  Average outstanding..................     175,573       145,329       125,639
  Weighted average interest rates:
     Annual............................       4.111%        5.962%        6.297%
     End of Year.......................       3.520%        4.321%        6.387%

Other advances.........................  $      250    $      250    $      250


         The FHLB functions as a central reserve bank providing credit for commercial banks, savings banks, savings and loan associations and certain other member financial institutions. As a member, First Mutual is required to own capital stock in the FHLB and is authorized to apply for advances on the security of its home mortgages and other assets such as securities which are obligations of, or guaranteed by, the United States Government, commercial real estate loans, etc., provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Limitations on the amount of advances are based on the FHLB's assessment of the institution's creditworthiness. Under its current credit policies, the FHLB has limited advances to First Mutual to 40% of our assets. At December 31, 2002, the percentage of assets represented by FHLB borrowings was 25%. See "Regulation and Supervision - Federal Home Loan Bank System" below.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Certain of our accounting policies, including the estimated lives assigned to our assets, the determination of bad debt reserves, asset impairment, amortization of deferred loan costs and fees, and the calculation of our income tax liabilities, require that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based upon our historical experience, economic conditions, our observance of trends in the industry, and information available from other outside sources, as appropriate. There can be no assurance that actual results will not differ from our estimates. To provide an understanding of the methodology we apply, our significant accounting policies are discussed where appropriate in this discussion and analysis and in the "Notes to the Consolidated Financial Statements."

RECENTLY ISSUED ACCOUNTING STANDARDS

         In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends Statement No.
123. This Statement provides alternative methods of transitioning, on a voluntary basis, from the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, to the fair value-based method of accounting for stock-based employee compensation. We have elected to continue to use the intrinsic value method of accounting and, as a result, the provisions of this statement are not expected to have a material effect on our financial position or results of operations.

                           REGULATION AND SUPERVISION

         GENERAL. As a state-chartered, federally-insured financial institution, the Bank is subject to extensive federal and state regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. The Bank is regularly examined by the Federal Deposit Insurance Corporation (FDIC) and the Department of Financial Institutions of the State of Washington and files periodic reports concerning the Bank's activities and financial condition with its federal and state regulators. Our relationship with depositors and borrowers also is regulated to a great extent by both federal and state law, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents.

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

         DEPOSIT INSURANCE. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC administers two separate deposit insurance funds: the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). The BIF is a deposit insurance fund for commercial banks and some state-chartered savings banks, such as First Mutual. The SAIF is a deposit insurance fund for most savings associations. As an insurer of our deposits, the FDIC has examination, supervisory and enforcement authority over us.

         The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution's insurance assessment varies according to the level of capital the institution holds and the degree to which it is the subject of supervisory concern. In addition, regardless of the potential risk to the insurance fund, federal law requires the ratio of reserves to insured deposits at $1.25 per $100. Both funds currently meet this reserve ratio. During 2002, the assessment rate for both SAIF and BIF deposits ranged from zero to 0.27% of covered deposits. As a well-capitalized bank, we qualified for the lowest rate on our deposits for 2002.

         In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Finance Corporation (FICO) to service FICO debt incurred in the 1980's to help fund the thrift industry cleanup. The FICO assessment rate is adjusted quarterly.

         Prior to 2000, the FICO assessment rate for BIF-insured deposits was one-fifth the rate applicable to deposits insured by the SAIF. Beginning in 2000, SAIF- and BIF-insured deposits were assessed at the same rate by FICO. As a result, BIF FICO assessments are higher than in previous periods while SAIF FICO assessments are lower. During 2002, BIF FICO assessment rates ranged from
1.70 cents to 1.82 cents per $100 of insured deposits.

         Any insured bank, which does not operate in accordance with or conform to FDIC-regulations, policies and directives may be sanctioned for non-compliance. For example, proceedings may be instituted against any insured bank or any director, officer, or employee of such bank who engages in unsafe and unsound practices, including the violation of applicable laws and regulations. The FDIC has the authority to terminate deposit insurance pursuant to procedures established for that purpose. Management is not aware of any existing circumstances that could result in termination of the deposit insurance or any sanctions for the Bank.

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

         FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight -- 0%, 20%, 50% or 100% -- based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. We have calculated our total risk-based capital ratio to be 10.7% as of December 31, 2002, and our Tier 1 risk-based capital ratio to be 9.4%.

         Federal statutes establish a supervisory framework based on five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution's category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure, and certain other factors. The federal banking agencies have adopted regulations that implement this statutory framework. Under these regulations, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of Tier I capital to risk-weighted assets is 6% or more, its ratio of Tier I capital to adjusted total assets is 5% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level.

         In 2002, in addition to capital provided through retained earnings, we have augmented our regulatory capital with trust preferred securities (TPS). These securities have a maturity of 30 years and are redeemable at par after five years, with certain exceptions. The TPS securities are treated on our financial statements as a liability, but qualify as capital for regulatory capital limits. They are eligible for Tier I leverage capital treatment up to 25% of shareholder equity, and for risk-weighted capital up to 50% of shareholder equity. We have issued $13 million in securities ($9 million in 2002 and $4 million in 2003), which is 29% of our December 31, 2002, shareholder equity. There are no present plans to issue additional TPS securities, and we believe that our current capital, plus retained earnings for year 2003, will meet our budgeted growth in assets for the forthcoming year.

         Management believes that, under the current regulations, we will continue to meet our minimum capital requirements as a well capitalized institution in the foreseeable future. However, events beyond our control, such as a downturn in the economy in areas where we have most of our loans, could adversely affect future earnings and, consequently, the ability to meet our capital requirements.

         FEDERAL DEPOSIT INSURANCE IMPROVEMENT ACT (FDICIA). The Bank has surpassed the $500 million asset threshold, and as such, is required to be compliant with the FDICIA originally enacted in 1991 and with enhanced provisions adopted in 1993. In general, FDICIA requires us to conduct an annual independent audit of our financial statements, appoint an independent audit committee of outside directors, report on and assess management's responsibilities for preparing financial statements, and establish an internal control structure.

         An independent accountant must attest to and report on the assertions in management's report concerning these internal controls, with the desired outcome of efficient and effective operations; the safeguarding of assets; reliable financial reporting and compliance with applicable laws and regulations.

         The FDIC, our primary regulator, has outlined, in general, the requirements for compliance with FDICIA but does not provide specific guidance on the internal control structure, documentation, or procedures to test the effectiveness. It is up to each bank to establish, document and design procedures to evaluate and test the internal control structure over financial reporting and compliance with designated laws and regulations that minimally include loans to insiders and dividend restrictions.

         We have identified and documented existing controls with consideration given to the control environment, risk assessment, control activities, information and communication systems, and monitoring activities to ensure compliance with the regulatory requirements. These systems and controls are reviewed, at a minimum, on a yearly basis to comply with the FDICIA requirements.

         Under FDICIA, the Audit Committee of the Board of Directors, has several responsibilities that include but are not limited to overseeing the internal audit function; conducting periodic meetings with management, the independent public accountants, and the internal auditors; review of significant accounting policies, and audit conclusions regarding significant accounting estimates; review of the assessments prepared by management and independent auditor on the adequacy of internal controls and the resolution of identified material weaknesses and reportable conditions in internal controls; and the review of compliance with laws and regulations.

         FEDERAL HOME LOAN BANK SYSTEM. The FHLB of Seattle serves as a reserve or central bank for the member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBs. It makes loans (I.E., advances) to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLB of Seattle. As a member, we are required to purchase and hold Class B(1) stock in the FHLB of Seattle. The amount of stock a member institution is required to hold is based on the cumulative value of three criteria:

o Advance Stock Purchase - Under this requirement, a member must currently hold stock with a par value equal to 3.5% of the outstanding principal balance of advances extended to the member.

o Mortgage Purchase Program - Under this requirement, a member must currently hold stock with a par value equal to 5.0% of the outstanding principal balance of the loans sold to the FHLB, by the member, under the Mortgage Purchase Program, minus the Membership Stock Purchase requirement.

o Membership Stock Purchase - Under this requirement, a member must currently hold stock with a par value equal to the greater of 0.75% or $500 of the member's home mortgage loans outstanding as of the most recent calendar year end.

         As of December 31, 2002, we held stock in the FHLB of Seattle in the amount of $10.4 million. See "Business -- Deposit Activities and Other Sources of Funds -- Borrowings."

         FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires (under "Regulation D") that all depository institutions, including savings banks, maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a savings bank. Under Regulation D, we must maintain reserves against net transaction accounts in the amount of 3% on amounts of $42.1 million or less, plus 10% on amounts in excess of $42.1 million. We may designate and exempt $6.0 million of certain reservable liabilities from these reserve requirements. These amounts and percentages are subject to adjustment by the Federal Reserve Board. The reserve requirement on non-personal time deposits with original maturities of less than 1.5 years is 0%. As of December 31, 2002, our deposit with the Federal Reserve Bank and vault cash exceeded the reserve requirements.

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

         NEW LEGISLATION.

         SARBANES - OXLEY ACT OF 2002 - The Sarbanes-Oxley Act of 2002 and related rulemaking by the SEC, which effect sweeping corporate disclosure and financial reporting reform, generally require public companies to focus on their disclosure controls and procedures. As a result, public companies such as The Bank now must have disclosure controls and procedures in place and make certain disclosures about them in their periodic SEC reports (i.e., Forms 10-K and 10-Q) and their chief executive and financial officers must certify in these filings that they are responsible for developing and evaluating disclosure controls and procedures and disclose the results of an evaluation conducted by them within the 90-day period preceding the filing of the relevant report, among other things.

         USA PATRIOT ACT OF 2001 - In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania, and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

         STOCK REPURCHASES. Bank holding companies, except for certain "well-capitalized" and highly rated bank holding companies, such as the Company, are required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by, or written agreement with, the Federal Reserve.

         On July 30, 2002 the holding company for the Bank repurchased and retired 1,019,256 shares, approximately 20% of the shares outstanding, from MGN Group LLC, a private investment firm in Seattle. The funds received from the $9 million issuance of trust preferred securities on June 27, 2002 was used to fund a portion of the repurchase of the shares. The remainder of the funds came from routine funding sources.

         CAPITAL REQUIREMENTS. The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for the Bank.

         The Company's total risk-based capital must equal 10% of risk-weighted assets and one half of the 10%, or 5%, must consist of Tier 1 capital to constitute a well capitalized Bank. As of December 31, 2002, the Company's total risk-based capital was 10.9% of risk-weighted assets and its risk-based capital of Tier 1 capital was 9.6% of risk-weighted assets.

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

         GENERAL. The Company and its subsidiaries report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank.

         The current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The rules adopted a method for deducting additions to the tax bad debt reserves for all financial institutions for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). We have previously recorded a deferred tax liability equal to the bad debt recapture and as such the rules will have no effect on the net income or federal income tax expense. For taxable years 1996-1998, the Bank's bad debt deduction was determined under the experience method using a formula based on actual bad debt experience over a period of years. Beginning in 1999 the deduction has been calculated on the basis of net charge-offs during the taxable year.

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

         Our federal income tax returns have been audited through 1991, and no additional taxes have been assessed.

STATE TAXATION

         We are subject to a business and occupation tax, which is imposed under Washington law at the rate of 1.5% of gross receipts. However, interest received on loans secured by first lien mortgages or deeds of trust on residential properties is not subject to such tax.

         Reference is made to Note 12, of the "Notes to Consolidated Financial Statements" in the Annual Report for additional information regarding income taxes payable by the Bank.

COMPETITION

         Competition for deposits comes from securities brokerage firms and other financial institutions, many of which have greater resources than we do. In addition, during times of low interest rates we experience significant competition for investors' funds from bond mutual funds.

         We compete for deposits principally by offering depositors a wide variety of savings programs, convenient branch locations, pre-authorized payment and withdrawal systems, on-line banking services, tax deferred retirement programs, and other miscellaneous services.

         Our competition for real estate and other loans comes principally from mortgage banking companies, savings banks, savings and loan associations, commercial banks, insurance companies and other institutional lenders. We compete for loan originations primarily through the interest rates and loan fees we charge and the efficiency and quality of services we provide borrowers, real estate brokers and builders. The competition for loans we encounter, as well as the types of institutions with which we compete, varies from time to time depending upon certain factors. Conditions which affect competition, include among others, the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, volatility in the mortgage markets and other factors which are not readily predictable.

EMPLOYEES

         At December 31, 2002, we employed 157 full-time and 9 part-time employees. Our employees are not represented by any collective bargaining agreement. Management considers its relations with our employees to be good.

ITEM 2.  PROPERTIES
-------------------

         The following table provides the location of the offices, as well as certain information relating to these offices.

                                                           Book Value                                      Lease
                                                Total      As of                                           Date of
                                                Cost of    December    Square      Owned/     Initial      Termi-       Renewal
                               Year Opened      Assets     31, 2002    Feet        Leased     Lease        nation       Terms
                               -----------      ------     --------    -------     ------     -------      --------     -------
                                                                     (Dollars in Thousands)
Branch Locations:
-----------------

Bellevue Office &             October 1985     $ 2,472     $   727      24,255     Leased      June 15,      May 31,    One five-
  Administrative Offices                                                                       1985          2007       year option
  400 108th Avenue NE
  Bellevue, WA 98004
  (Originally opened 1953)

Issaquah Office              December 1977       1,125         687       2,860      Owned        --           --             --
  855 Rainier Blvd. N.
  Issaquah, WA  98027
  (Originally opened
   November 1965)

Monroe Office                   April 1993       1,577       1,066       5,415      Owned        --           --             --
  19265 State Route 2
  Monroe, WA 98272
  (Originally opened
   April 1968)

Crossroads Office           September 1969         409         157       2,972      Owned        --           --             --
  15635 N.E. 8th Street
  Bellevue, WA  98008

Redmond Office               December 1977       1,072         531       6,474      Owned        --           --             --
  16900 Redmond Way
  Redmond, WA  98052

Ballard Office              September 2002       2,331       2,111       2,400      Owned        --           --             --
  6301 15th Ave. NW
  Seattle, WA  98107
  (Originally opened
   June 1994)

West Seattle Office              July 1996         327          24       2,200     Leased      March 1,     February    One five-
  4520 California Ave., S.W.                                                                   1996         28, 2006    year options
  Seattle, WA 98116

Bellevue West Office             July 1997       2,749       2,263       9,190      Owned        --           --             --
  10001 NE 8th Street
  Bellevue, WA 98004

Kirkland Office             September 2000         581         381       3,800     Leased     September    September    Two five-
278 Central Way                                                                               16, 1999     16, 2009     year options
  Kirkland, WA 98033

Juanita Office                 August 2001       1,760       1,536       4,118      Owned
  13633 100th Ave. NE
  Kirkland, WA 98034

                       (table continued on following page)

                                                           Book Value                                      Lease
                                                Total      As of                                           Date of
                                                Cost of    December    Square      Owned/     Initial      Termi-       Renewal
                               Year Opened      Assets     31, 2002    Feet        Leased     Lease        nation       Terms
                               -----------      ------     --------    -------     ------     -------      --------     -------
                                                                     (Dollars in Thousands)
Loan Production Offices:
------------------------

Tacoma Loan Office            January 1999          22           7         700     Leased   January 1,    December 31,  One two-
  2323 N 31st St., Suite 200                                                                1999          2003          year option
  Tacoma, WA 98403
  (Originally opened
   October 1996)

Bellingham Loan Office          March 1998         153          14       1,700     Leased   February 14,  February 14,  Three five-
  1100 Harris St.                                                                           1998          2003          year options
  Bellingham, WA 98225

Florida Loan Office              July 2001          10           9         416     Leased   July 6,       July 31st,    One year
  3015 Hartley Road #12B/12C                                                                2001          2003          option
  Jacksonville, FL 32257


          Since year-end 2002 some changes have taken place regarding our existing office sites. In March 2003 we purchased the office located at 400 108th Avenue NE which includes the Bellevue banking center and our administrative offices. In addition, the Bellingham branch was closed in March of 2002 and the income property loan office that was also located within the Bellingham branch office has relocated, as of February 2003, to a leased office space that better fits their needs.

          A site has also been acquired in Woodinville and is currently under construction for an additional banking center expected to begin operations during the third quarter of 2003. In addition, a lease has been signed for a banking center site located on the Sammamish Plateau with an expectation of opening in the first quarter of 2004. A site has also been acquired in the Canyon Park area and is currently in the site development phase, with an anticipated construction of a three-story office building, to include a banking center, in the year 2005.

          We have reviewed the utilization of our properties on a regular basis and believe that we have adequate facilities for current operations. We may open new banking centers from time-to-time, and on a selective basis, depending on the availability of capital resources, the locations potential for growth and profitability.

          We regularly analyze demographic and geographic data as well as information regarding our competitors and our current loan and deposit customers in order to locate potential future bank sites.

ITEM 3.   LEGAL PROCEEDINGS
---------------------------

          At December 31, 2002, the Bank was not engaged in any litigation, which in the opinion of management, after consultation with its counsel, would be material to the Bank.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------------------------------------------------------------------------------

          The information contained under the caption "Stock Information" in the Annual Report is incorporated herein by reference.

          The following table provides the cash dividends declared by the Company (and the Bank as its predecessor) during the last five fiscal years.

Quarter Ending  Fiscal 2002  Fiscal 2001  Fiscal 2000  Fiscal 1999  Fiscal 1998
--------------  -----------  -----------  -----------  -----------  -----------
Fiscal year        $0.28        $0.22        $0.20        $0.20        $0.60

March 31            0.07         0.05         0.05         0.05         0.45
June 30             0.07         0.05         0.05         0.05         0.05
September 30        0.07         0.05         0.05         0.05         0.05
December 31         0.07         0.07         0.05         0.05         0.05

ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------

          The information contained in the section captioned "Selected Financial Data" in the Annual Report is incorporated herein by reference.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

          The financial statements contained in the Annual Report, which are listed under Item 15 herein, are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

          Not applicable.




                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

          The information contained under the section captioned "Proposal Number One. Election of Directors" in the Company's Proxy Statement is incorporated herein by reference. Reference is made to the cover page of this report for information regarding compliance with Section 16(a) of the Exchange Act.

          The following table sets forth certain information with respect to the executive officers of the Company and the Bank.

                    Age at                       Position
                    December       -------------------------------------
Name                31, 2002       Company                          Bank
----                --------       -------                          ----
John R. Valaas        58     President and Chief             President and Chief
                             Executive Officer               Executive Officer

Roger A. Mandery      60     Executive Vice President        Executive Vice President -
                             and Treasurer                   Chief Financial Officer,
                                                             Treasurer and Assistant
                                                             Secretary

Richard J. Collette   55     Executive Vice President        Executive Vice President,
                                                             Commercial Banking Group
                                                             Manager

James R. Boudreau     55     Executive Vice President        Executive Vice President -
                                                             Chief Credit Officer

Kari Stenslie         38     Vice President - Controller     Vice President - Controller

Robin R. Carey        45                                     Senior Vice President -
                                                             Operations and Administration

Scott Harlan          41                                     Senior Vice President -
                                                             Residential and Consumer
                                                             Lending

          The following is a description of the principal occupation and employment of the executive officers of the Bank during at least the past five years:

          JOHN R. VALAAS is the President and Chief Executive Officer for the Bank and the Company. Prior to his appointment as President of the Bank in 1992, Mr. Valaas was Senior Vice President and manager of the Commercial Financial Services Division at Seafirst Bank where he was employed from 1983 to 1992. Mr. Valaas has over 30 years of experience in commercial banking.

          RICHARD J. COLLETTE is the Bank's Executive Vice President and Manager of its Commercial Banking Group and the Company's Executive Vice President. His responsibilities include overseeing commercial real estate lending and business banking. Prior to joining the Bank in December of 2001, he was the Northwest Region's Senior Credit Risk Management Executive for Bank of America where he was employed from 1973 to 2001. Mr. Collette has over 28 years of experience in commercial banking.

          ROGER A. MANDERY, CPA, is Executive Vice President for the Bank and the Company. Prior to serving in that capacity, from March 1984 to 1989, he was Senior Vice President of Finance. Mr. Mandery serves as the Bank's Chief Financial Officer and in this capacity is responsible for the Bank's treasury, accounting, internal audit, and asset/liability functions.

          JAMES R. BOUDREAU is the Bank's Executive Vice President and Chief Credit Officer and the Company's Executive Vice President; he has been employed by the Bank since 1975. He is responsible for overseeing lending policies for all lending areas of the Bank. He chairs the Bank's loan committees and supervises the asset management and residential underwriting departments.

          KARI STENSLIE, CPA, CMA, is the Vice President and Controller for the Bank and the Company and has been employed by the Bank since 1988. She is responsible for the Bank's accounting systems, financial reporting, tax accounting functions, and financial analysis.

          ROBIN R. CAREY is the Bank's Senior Vice President of Operations and Administration and has been employed by the Bank since 1979. She is responsible for overseeing facilities and security, human resources, and customer service and support, which includes lending and deposit support functions.

          SCOTT HARLAN is the Bank's Senior Vice President of Residential and Consumer Lending and has been employed by the Bank since 1985. He is responsible for consumer and residential lending as well as the information systems departments.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

          The information required by this item is incorporated by reference to the section captioned - "Board of Directors Committees and Reports; Certain Relationships and Directors and Executive Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
----------------------------------------------------------------------------
          RELATED STOCKHOLDER MATTERS
          ---------------------------

          The information required by this item is incorporated herein by reference to the sections captioned "Proposal Number One - Election of Directors" and "Principal Holders of Voting Securities and Management" in the Company's definitive proxy statement for the Company's 2003 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

          The information required by this item is incorporated by reference to the section captioned - "Proposal Number One - Election of Directors" and "Board of Directors Committees and Reports; Certain Relationships and Director and Executive Compensation" in the Proxy Statement.

ITEM 14.  CONTROLS AND PROCEDURES
---------------------------------

          The Bank's Chief Executive Officer and Chief Financial Officer and other appropriate officers have evaluated the Bank's disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and have concluded that, although there are inherent limitations in all control systems and although we apply certain reasonable cost/benefit considerations to the design of our disclosure controls and procedures, as of December 31, 2002, those disclosure controls and procedures are effective.

          There have been no changes in the Bank's internal controls or in other factors known to the Bank that could significantly affect these controls subsequent to their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          While the Bank believes that its existing disclosure controls and procedures have been effective to accomplish these objectives, the Company intends to continue to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

ITEM 16.  COST OF ACCOUNTANTS
-----------------------------

          The information required by this item is incorporated by reference to the section captioned -- "Board of Directors Committees and Reports, Certain Relationships and Director and Executive Compensation -- Report of the Audit Committee and Audit Fees" in the Proxy Statement.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a) (1)   Consolidated Financial Statements (*)
          ---------------------------------
          Independent Auditors' Report
          Consolidated Statements of Financial Condition at December 31, 2002
            and 2001
          Consolidated Statements of Income for the three years ended
            December 31, 2002
          Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2002
          Consolidated Statements of Cash Flows for the three years ended
            December 31, 2002
          Notes to Consolidated Financial Statements

    (2) All required financial statement schedules are included in the Notes to Consolidated Financial Statements.


(b)       Exhibits
          --------
          (3)     a. Articles of Incorporation (a)
                  b. Bylaws (as amended and restated)
                     We are parties to certain debt instruments under which the total amount of securities authorized does not exceed ten percent of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, we agree to furnish a copy of those instruments to the Securities and Exchange Commission upon request.
          (11) Statement regarding computation of per share earnings. Reference is made to the Company's Consolidated Statements of Income attached hereto as part of Exhibit 13, which are incorporated herein by reference.
          (13)    2002 Annual Report to Shareholders.
          (21)    Subsidiaries
          (23.1)  Consent of Moss Adams LLP, Independent Auditors
          (99) Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*) Incorporated by reference from 2002 Annual Report to Shareholders attached hereto as Exhibit 13.
(a) Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 21, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRST MUTUAL BANCSHARES, INC.

DATE:  March 31, 2003                     BY: /s/ John R. Valaas
                                              ----------------------------------
                                              John R. Valaas, President
                                              and Chief Executive Officer
                                              and Duly Authorized Representative

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

Date:  March 31, 2003                     Date:  March 31, 2003


By:  /s/ Kari A. Stenslie                 By: /s/ George W. Rowley, Jr.
     ----------------------------             ----------------------------
     Kari A. Stenslie                         George W. Rowley, Jr.
     Principal Accounting Officer             Director

Date:  March 31, 2003                     Date:  March 31, 2003


By:  /s/ F. Kemper Freeman, Jr.           By: /s/ Richard S. Sprague
     ----------------------------             ----------------------------
     F. Kemper Freeman, Jr.                   Richard S. Sprague
     Chairman of the Board                    Director

Date:  March 31, 2003                     Date:  March 31, 2003


By:  /s/ James J. Doud, Jr.               By: /s/ John R. Valaas
     ----------------------------             ----------------------------
     James J. Doud, Jr.                       John R. Valaas
     Director                                 Director

Date:  March 31, 2003                     Date:  March 31, 2003


By:  /s/ Mary Case Dunnam                 By: /s/ Robert C. Wallace
     ----------------------------             ----------------------------
     Mary Case Dunnam                         Robert C. Wallace
     Director                                 Director

Date:  March 31 , 2003                    Date:  March 31, 2003


By:  /s/ Janine Florence
     ----------------------------
     Janine Florence
     Director

Date:  March 31, 2003

                                  CERTIFICATION
                                  -------------

I, John R. Valaas, President and Chief Executive Officer of the Company certify that:

1. I have reviewed this annual report on Form 10-K of First Mutual Bancshares, Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period which this annual report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 31, 2002                By:  /s/ John R. Valaas
      -----------------                   -------------------------------------
                                          John R. Valaas
                                          President and Chief Executive Officer

                                  CERTIFICATION
                                  -------------

I, Roger A. Mandery, Executive Vice President and Principal Financial Officer of the Company certify that:

1. I have reviewed this annual report on Form 10-K of First Mutual Bancshares, Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period which this annual report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   March 31, 2002                         By: /s/ Roger A. Mandery
      -----------------                            ----------------------------
                                                   Roger A. Mandery
                                                   Executive Vice President and
                                                   Principal Financial Officer