Form 10-K/A
period 2002-12-31
FIRST MUTUAL BANCSHARES INC
filed 2003-04-23
CIK 1098337

SECURITIES AND EXCHANGE COMMISSON
WASHINGTON, D.C. 20549

FORM 10-K/A

[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934
Commission File No. 005-57091
FIRST MUTUAL BANCSHARES, INC. (Exact name of registrant as specified in its charter)
State of Washington (State or other jurisdiction of incorporation or organization)	91-20005970 (I.R.S. Employer Identification No.)

400 108th Avenue N.E., Bellevue, Washington (Address of principal executive offices)	98004 (Zip Code

(425) 455-7300 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $1.00 per share (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act)
Yes [ ] No [ X ]

As of June 30, 2002, there were issued and outstanding 5,210,144 shares of the registrant's common stock. The aggregate market value of the voting stock held by non-affiliates 3,300,744 shares of the registrant was $53,802,127 based on the closing sales price of the registrant's common stock as quoted on the Nasdaq National Market System which on June 30, 2002, was $16.30

As of April 22, 2003, there were issued and outstanding 4,281,140 shares of the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Annual Report to Shareholders for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003 as an Exhibit to the Company's Form 10-K;
2.	Proxy Statement dated March 19, 2003 for the 2003 Annual Meeting of Shareholders as filed with the Securities and Exchange Commission on March 21, 2003.
EXPLANATORY NOTE

This Form 10-K/A is being filed as Amendment No. 1 to the Form 10-K of First Mutual Bancshares, Inc., filed with the Securities and Exchange Commission on March 31, 2003, for the purpose of amending the Independent Auditors' Report to correct a typographical error whereby the reference to the consolidated statements of income, stockholders equity and cash flows and results of operations for the year ended December 31, 2000, had been inadvertently omitted and are now included, and to provide a consent for the amended filing.

Item 15. EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS

ON FORM 8-K

(a) (1) Consolidated Financial Statements

Independent Auditors' Report

Consolidated Statements of Income for the three years ended December 31, 2002 (*)

Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2002(*)

Consolidated Statements of Cash Flows for the three years ended December 31, 2002(*)

Notes to Consolidated Financial Statements(*)

(2)	All required financial statement schedules are included in the Notes to Consolidated Financial Statements. (*)
(c) Exhibits

(3)

a. Articles of Incorporation (**)

b. Bylaws (as amended and restated) (***)

c. We are parties to certain debt instruments under which the total amount of securities authorized does not exceed ten percent of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, we agree to furnish a copy of those instruments to the Securities and Exchange Commission upon request.

(11)

Statement regarding computation of per share earnings. Reference is made to the Company's Consolidated Statements of Income attached hereto as part of Exhibit 13, which are incorporated herein by reference. (***)

(13)	2002 Annual Report to Shareholders. (***)
(21)	Subsidiaries (***)
(23.1)	Consent of Moss Adams LLP, Independent Auditors
(99.1)	Certification by President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99.2)	Certification by Executive Vice President and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(*)	Incorporated by reference from 2002 Annual Report to Shareholders attached to the Form 10-K filed with the SEC on March 31, 2003 as Exhibit 13.
(**)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 21, 2000.
(***)	Incorporated by reference from the Form 10-K filed with the SEC on March 31, 2003.

INDEPENDENT AUDITOR'S REPORT

Board of Directors

First Mutual Bancshares, Inc. and Subsidiaries

We have audited the accompanying consolidated statement of financial condition of First Mutual Bancshares, Inc. and Subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial condition of the Company as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Everett, Washington

January 21, 2003

F - 1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Date: April 23, 2003	FIRST MUTUAL BANCSHARES, INC. /s/ John R. Valaas President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John R. Valaas John R. Valaas	President and Chief Executive Officer	April 23, 2003
/s/ Roger A. Mandery Roger A. Mandery	Executive Vice President and Principal Financial Officer	April 23, 2003

FIRST MUTUAL BANCSHARES, INC. CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 CERTIFICATION

I, John R. Valaas certify that:

1. I have reviewed this amendment to the annual report on Form 10-K/A of First Mutual Bancshares, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: April 23, 2003	/s/ John R. Valaas President and Chief Executive Officer
FIRST MUTUAL BANCSHARES, INC. CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 CERTIFICATION

I, Roger A. Mandery certify that:

1. I have reviewed this amendment to the annual report on Form 10-K/A of First Mutual Bancshares, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: April 23, 2003	/s/ Roger A. Mandery Executive Vice President and Principal Financial Officer