Form 10-Q
period 2003-03-31
FIRST MUTUAL BANCSHARES INC
filed 2003-05-15
CIK 1098337

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003

                                       OR

   [_] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the transition period from ________ to ________

                        Commission File Number 005-57091


                          FIRST MUTUAL BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)



          WASHINGTON                                        91-2005970
          ----------                                        ----------
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                      Identification Number)


                    400 108th Avenue N.E., Bellevue, WA 98004
                    -----------------------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).   Yes [_]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   May 14, 2003      4,281,140
                                                   ------------      ---------
================================================================================

                          FIRST MUTUAL BANCSHARES, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 31, 2003

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I: FINANCIAL INFORMATION..............................................   1
                     Forward-Looking Statements Disclaimer.................   1
   Item 1. Financial Statements............................................   1
   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................  15
                General....................................................  15
                Results of Operations......................................  15
                  Net Income...............................................  15
                  Net Interest Income......................................  15
                  Other Operating Income...................................  17
                  Operating Expenses.......................................  19
                Financial Condition........................................  20
                Asset Quality..............................................  21
                Portfolio Information......................................  22
                Deposit Information........................................  22
             Business Segments.............................................  23
                Consumer Lending...........................................  24
                Commercial Lending.........................................  24
                Investment Securities......................................  25
                Liquidity and Capital Reserves.............................  26
                Branch Expansion and Purchase of the 400 Building..........  27
                Trust Preferred Securities Issuance........................  27
   Item 3. Quantitative and Qualitative Disclosures About Market Risk......  28
   Item 4. Controls and Procedures.........................................  33
PART II: OTHER INFORMATION.................................................  34
   Item 1. Legal Proceedings...............................................  34
   Item 2. Changes in Securities and Use of Proceeds.......................  34
   Item 3. Defaults Upon Senior Securities.................................  35
   Item 4. Submission of Matters to a Vote of Security-Holders.............  35
   Item 5. Other Information...............................................  36
   Item 6. Exhibits and Reports on Form 8-K................................  36
SIGNATURES.................................................................  36
CERTIFICATIONS.............................................................  37

PART I :                      FINANCIAL INFORMATION


FORWARD-LOOKING STATEMENTS DISCLAIMER
-------------------------------------

Our Form 10-Q contains statements concerning future operations, trends, expectations, plans, capabilities, and prospects of First Mutual Bancshares, Inc. and First Mutual Bank (together, the "Bank") that are forward-looking statements for the purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include references to our expectations regarding future interest rate margins, loan quality, banking center expansion, trends in income and expenses, the outlook for deposit growth and funding sources, loan growth, and anticipated sales of loans and investment securities, observations pertaining to the potential disparate movement of assets and liabilities, our approach to fixed rate vs variable rate lending and information based on our market risk models and analysis. Although we believe that the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, operations, and prospects, these forward-looking statements are subject to numerous uncertainties and risks, and actual events, results, and developments will ultimately differ from the expectations and may differ materially from those expressed or implied in such forward-looking statements. Factors which could affect actual results include economic conditions in our market area and the nation as a whole, interest rate fluctuations, the impact of competitive products, services, and pricing, credit risk management, our ability to control our costs and expenses, loan delinquency rates, and the legislative and regulatory changes affecting the banking industry. There are other risks and uncertainties that could affect us which are discussed from time to time in our filings with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We are not responsible for updating any such forward-looking statements.


ITEM 1. FINANCIAL STATEMENTS
----------------------------

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

Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation. All significant intercompany transactions and balances have been eliminated.

The information included in this Form 10-Q should be read in conjunction with the First Mutual Bancshares, Inc. Year 2002 Annual Report on Form 10-K to the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year.

Consolidated Financial Statements of the Company begin on page 2.

Item 1.  Financial Statements

                          FIRST MUTUAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                  March 31,        December 31,
                                                    2003               2002
                                               -------------      -------------
ASSETS:                                                  (Unaudited)

CASH AND CASH EQUIVALENTS:
  Interest-earning deposits                    $   1,139,117      $   6,203,843
  Noninterest-earning demand deposits
    and cash on hand                               6,373,622          8,767,684
                                               -------------      -------------
                                                   7,512,739         14,971,527

MORTGAGE-BACKED AND OTHER SECURITIES
  AVAILABLE-FOR-SALE                              74,341,796         58,380,204

LOANS RECEIVABLE, HELD-FOR-SALE                    9,013,505         12,699,004

MORTGAGE-BACKED AND OTHER SECURITIES
   HELD-TO-MATURITY                               14,420,232         16,358,042

  LOANS RECEIVABLE                               654,293,835        622,374,515
  RESERVE FOR LOAN LOSSES                         (7,829,184)        (7,754,106)
                                               -------------      -------------

LOANS RECEIVABLE, net                            646,464,651        614,620,409

ACCRUED INTEREST RECEIVABLE                        3,523,294          3,435,343

LAND, BUILDINGS AND EQUIPMENT, net                22,895,564         10,964,441

FEDERAL HOME LOAN BANK (FHLB) STOCK,              10,617,000         10,443,200
     at cost
MORTGAGE SERVICING RIGHTS                             57,812             49,914

REAL ESTATE OWNED                                     39,733

OTHER ASSETS                                       1,295,033          3,373,168
                                               -------------      -------------
TOTAL                                          $ 790,181,359      $ 745,295,252
                                               =============      =============

                          FIRST MUTUAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Continued)



                                                 March 31,         December 31,
                                                   2003                2002
                                               -------------      -------------
                                                         (Unaudited)
LIABILITIES:
  Deposits:
    Money market deposit and
      checking accounts                        $ 146,185,874      $ 134,247,575
    Regular savings                                9,339,588          8,386,918
    Time deposits                                349,791,819        354,735,126
                                               -------------      -------------

               Total deposits                    505,317,281        497,369,619

  Drafts payable                                     575,076            369,034
  Accounts payable and other liabilities          34,038,286          8,080,632
  Advance payments by borrowers for
    taxes and insurance                            2,884,127          1,798,233
  FHLB advances                                  187,475,333        184,143,897
  Other advances                                        --              250,000
  Federal income taxes                               934,106               --
  Trust preferred securities                      13,000,000          9,000,000
                                               -------------      -------------

               Total liabilities                 744,224,209        701,011,415


STOCKHOLDERS' EQUITY:
  Common stock, $1 par value-
    Authorized, 10,000,000 shares
    Issued and outstanding, 4,281,140
      and 4,247,166 shares, respectively           4,281,140          4,247,166
  Additional paid-in capital                      24,363,885         24,028,610
  Retained earnings                               17,002,229         15,214,220
  Accumulated other comprehensive income:
    Unrealized gain on securities
    available-for-sale and interest
    rate swap, net of federal income tax             309,896            793,841
                                               -------------      -------------

               Total stockholders' equity         45,957,150         44,283,837
                                               -------------      -------------

TOTAL                                          $ 790,181,359      $ 745,295,252
                                               =============      =============

                          FIRST MUTUAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME



                                                     Quarters ended March 31,
                                               --------------------------------
                                                    2003               2002
                                               -------------      -------------
                                                         (Unaudited)

INTEREST INCOME:
  Loans Receivable                             $  10,953,833      $  10,798,506
  Interest on AFS Securities                         511,210            774,208
  Interest on HTM Securities                         338,235            365,013
  Interest Other                                     204,784            148,458
                                               -------------      -------------
                                                  12,008,062         12,086,185

INTEREST EXPENSE:
  Deposits                                         3,071,008          3,579,134
  FHLB advances and other                          1,861,806          2,000,939
                                               -------------      -------------

                                                   4,932,814          5,580,073
                                               -------------      -------------

  Net interest income                              7,075,248          6,506,112

PROVISION FOR LOAN LOSSES                            135,000             50,000
                                               -------------      -------------

  Net interest income, after provision
  for loan losses                                  6,940,248          6,456,112

OTHER OPERATING INCOME:
  Gain on sales of loans                             195,265            251,715
  Servicing fees, net of amortization                 14,834             22,550
  Gain on sales of investments                       387,069               --
  Fees on deposits                                   123,310            102,310
  Other                                              265,225            287,368
                                               -------------      -------------

   Total other operating income                      985,703            663,943


BALANCE, carried forward                           7,925,951          7,120,055


                          FIRST MUTUAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Continued)


                                                    Quarters ended March 31,
                                               --------------------------------
                                                    2003               2002
                                               -------------      -------------
                                                         (Unaudited)

BALANCE, brought forward                       $   7,925,951      $   7,120,055

OPERATING EXPENSES:
  Salaries and employee benefits                   2,972,492          2,477,087
  Occupancy                                          588,316            578,681
  Other                                            1,211,425          1,086,232
                                               -------------      -------------

  Total other operating expenses                   4,772,233          4,142,000
                                               -------------      -------------

  Income before federal income taxes               3,153,718          2,978,055

FEDERAL INCOME TAXES                               1,066,560          1,007,247
                                               -------------      -------------

NET INCOME                                         2,087,158          1,970,808
                                               =============      =============
PER SHARE DATA:

Basic earnings per common share                $        0.49      $        0.38


Earnings per common share, assuming dilution   $        0.48      $        0.37


WEIGHTED AVERAGE SHARES OUTSTANDING                4,260,194          5,201,312
                                               =============      =============

WEIGHTED AVERAGE SHARES OUTSTANDING
  INCLUDING DILUTIVE STOCK OPTIONS                 4,375,816          5,257,930
                                               =============      =============

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                                     Common stock              Additional
                                                              ----------------------------      Paid-In         Retained
                                                                 Shares          Amount         Capital         Earnings
                                                              ------------    ------------    ------------    ------------
BALANCE, December 31, 2000                                       4,671,286    $  4,671,286    $ 31,118,545    $ 10,140,569
                                                              ============    ============    ============    ============
    Options exercised, including tax benefit of $117,015            54,680          54,680         292,751
    Repayment of ESOP debt
    Cash dividends declared ($0.22 per share)                                                                   (1,036,847)
    Comprehensive income:
         Net income                                                                                              6,922,131
         Other comprehensive income(loss)--Change
                  in unrealized gain on securities
                  available-for-sale, net of
                  federal income tax
                                                              ------------    ------------    ------------    ------------
BALANCE, December 31, 2001                                       4,725,966    $  4,725,966    $ 31,411,296    $ 16,025,853
                                                              ============    ============    ============    ============
    Options exercised, including tax benefit of $169,903            67,573          67,573         551,848
    Retirement of shares repurchased                            (1,019,256)     (1,019,256)    (13,963,793)       (815,419)
    10% stock dividend                                             472,883         472,883       6,029,259      (6,502,142)
    Cash dividends declared ($0.28 per share)                                                                   (1,291,442)
    Comprehensive income:
         Net income                                                                                              7,797,370
         Other comprehensive income(loss)--Change
                  in unrealized gain on securities
                  available-for-sale, and interest rate
                  swap, net of federal income tax
                                                              ------------    ------------    ------------    ------------
BALANCE, December 31, 2002                                       4,247,166    $  4,247,166    $ 24,028,610    $ 15,214,220
                                                              ============    ============    ============    ============
    Options exercised, including tax benefit of $125,946            32,588          32,588         311,658
    Issuance of stock through employees' stock plans                 1,386           1,386          23,617
    Cash dividends declared ($0.07 per share)                                                                     (299,149)
    Comprehensive income:
         Net income                                                                                              2,087,158
         Other comprehensive income(loss)--Change
                  in unrealized gain on securities
                  available-for-sale, and interest rate
                  swap, net of federal income tax
                                                              ------------    ------------    ------------    ------------
BALANCE, March 31, 2003                                       $  4,281,140    $  4,281,140    $ 24,363,885    $ 17,002,229
                                                              ============    ============    ============    ============


                                                             Employee Stock   Accumulated
                                                               Ownership      Comprehensive
                                                               Plan Debt      Income (Loss)      Total
                                                              ------------    ------------    ------------

BALANCE, December 31, 2000                                    $    (97,821)   $     84,692    $ 45,917,271
                                                              ============    ============    ============
    Options exercised, including tax benefit of $117,015                                           347,431
    Repayment of ESOP debt                                          97,821                          97,821
    Cash dividends declared ($0.22 per share)                                                   (1,036,847)
    Comprehensive income:
         Net income                                                                              6,922,131
         Other comprehensive income(loss)--Change
                  in unrealized gain on securities
                  available-for-sale, net of
                  federal income tax                                              (276,510)       (276,510)
                                                              ------------    ------------    ------------
BALANCE, December 31, 2001                                    $       --      $   (191,818)   $ 51,971,297
                                                              ============    ============    ============
    Options exercised, including tax benefit of $169,903                                           619,421
    Retirement of shares repurchased                                                           (15,798,468)
    10% stock dividend                                                                                 --
    Cash dividends declared ($0.28 per share)                                                   (1,291,442)
    Comprehensive income:
         Net income                                                                              7,797,370
         Other comprehensive income(loss)--Change
                  in unrealized gain on securities
                  available-for-sale, and interest rate
                  swap, net of federal income tax                                  985,659         985,659
                                                              ------------    ------------    ------------
BALANCE, December 31, 2002                                    $       --      $    793,841    $ 44,283,837
                                                              ============    ============    ============
    Options exercised, including tax benefit of $125,946                                           344,246
    Issuance of stock through employees' stock plans                                                25,003
    Cash dividends declared ($0.07 per share)                                                     (299,149)
    Comprehensive income:
         Net income                                                                              2,087,158
         Other comprehensive income(loss)--Change
                  in unrealized gain on securities
                  available-for-sale, and interest rate
                  swap, net of federal income tax                                 (483,945)       (483,945)
                                                              ------------    ------------    ------------
BALANCE, March 31, 2003                                       $       --      $    309,896    $ 45,957,150
                                                              ============    ============    ============

                          FIRST MUTUAL BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Three months ended March 31,
                                                              ----------------------------
                                                                  2003            2002
                                                              ------------    ------------
                                                                       (Unaudited)

OPERATING ACTIVITIES:
    Net income                                                $  2,087,158    $  1,970,808
    Adjustments to reconcile net income to net cash
              from operating activities:
        Provision for loan losses                                  135,000          50,000
        Depreciation and amortization                              266,465         214,297
        Deferred loan origination fees, net of accretion          (213,347)       (120,040)
        Amortization of mortgage servicing rights                   12,591          11,816
        Gain on sales of loans                                    (195,266)       (251,715)
        Gain on sale of securities available-for-sale             (387,069)           --
        FHLB stock dividends                                      (173,800)       (144,700)
        Changes in operating assets & liabilities:
             Loans receivable held-for-sale                      3,685,499       1,925,206
             Accrued interest receivable                           (87,951)           (164)
             Other assets                                         (238,255)        (88,085)
             Drafts payable                                        206,042        (379,423)
             Accounts payable and other liabilities             28,533,500        (577,007)
             Advance payments by borrowers for taxes
               and insurance                                     1,085,894       1,231,634
             Federal income taxes                                  672,804         999,134
                                                              ------------    ------------

    Net cash provided by operating activities                   35,389,265       4,841,761
                                                              ------------    ------------

INVESTING ACTIVITIES:
  Loan originations                                            (80,790,701)    (53,079,521)
  Loan principal repayments                                     46,188,221      46,819,841
  Increase in undisbursed loan proceeds                          3,880,010       4,204,821
  Principal repayments & redemptions on
    mortgage-backed and other securities                        15,026,744       4,215,045
  Purchase of securities held-to-maturity                       (1,098,881)       (250,000)
  Purchase of securities available-for-sale                    (42,715,626)    (19,958,706)
  Purchases of premises and equipment                          (12,182,522)       (462,464)
  Purchase of FHLB stock                                              --           (62,600)
  Proceeds from sale of securities                              13,869,603            --
                                                              ------------    ------------

   Net cash (used) by investing activities                     (57,823,152)    (18,573,584)

                          FIRST MUTUAL BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                              Three months ended March 31,
                                                              ----------------------------
                                                                  2003            2002
                                                              ------------    ------------
                                                                      (Unaudited)
FINANCING ACTIVITIES:
     Net increase in deposit accounts                            5,001,044      12,224,410
     Interest credited to deposit accounts                       2,946,618       3,579,459
     Proceeds from trust preferred securities                    4,000,000             --
     Issuance of stock through employees's stock plans              25,003             --
     Proceeds from advances                                    120,091,254      79,290,754
     Repayment of advances                                    (117,009,818)    (89,188,000)
     Dividends paid                                               (297,302)       (330,818)
     Proceeds from exercise of stock options                       218,300          22,175
                                                              ------------     -----------
     Net cash provided by financing activities                  14,975,099       5,597,980
                                                              ------------     -----------
NET (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                  (7,458,788)     (8,133,843)

CASH & CASH EQUIVALENTS:
  Beginning of year                                             14,971,527      14,615,303
                                                              ------------     -----------
  End of quarter                                                 7,512,739       6,481,460
                                                              ============     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Loans originated for mortgage banking activities           22,764,744      14,432,383
                                                              ============     ===========
     Loans originated for investment activities                 80,790,701      53,079,521
                                                              ============     ===========
     Proceeds from sales of loans held-for-sale                 26,450,242      16,357,588
                                                              ============     ===========
     Cash paid during the three months ended March 31 for:
            Interest                                             5,052,566       5,522,864
                                                              ============     ===========
            Income taxes                                               --              --
                                                              ============     ===========
SUPPLEMENTAL DISCLOSURES OF NONCASH
           INVESTING ACTIVITIES:

     Loans transferred to real estate
             held-for-sale, net                                     39,733             --
                                                              ============     ===========

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

Stock-Based Compensation Plans - Statement of Financial Accounting Standards
(SFAS) No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, became effective for financial statements for fiscal years ending after December 15, 2002. The new accounting standard amends APB Opinion No. 28, Interim Financial Reporting and SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based compensation and to require disclosures about those effects in interim financial information. Management has elected to continue to use the intrinsic value method of accounting and as a result the provisions of this statement are not expected to have a material effect on the Bank's financial position or results of operations.

At March 31, 2003, the Bank had three stock-based employee/director compensation plans, which are described more fully in the 2002 annual report. The plans are accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee or director compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, had been adopted.

                                                 Quarters Ended March 31,
                                              ----------------------------
                                                  2003            2002
                                              ------------    ------------
Net Income, as reported                       $  2,087,158    $  1,970,808
Deduct:  Total stock-based employee/
     director compensation expense
     determined under fair value based
     method for all awards, net of related
     tax effects                                   (48,860)        (22,972)
                                              ------------    ------------
Pro forma net income                          $  2,038,298    $  1,947,836
                                              ============    ============
Earnings per share:
     Basic - as reported                            $ 0.49          $ 0.38
     Basic - pro forma                              $ 0.48          $ 0.37

     Diluted - as reported                          $ 0.48          $ 0.37
     Diluted - pro forma                            $ 0.47          $ 0.37

Weighted average shares outstanding:
     Basic                                       4,260,194       5,201,312
     Diluted                                     4,375,816       5,257,930

The compensation expense included in the pro forma net income and net income per share figures in the previous table are not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards generally are made each year.

NOTE 2.

MORTGAGE-BACKED AND OTHER SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair value of securities available-for-sale at March 31, 2003, and December 31, 2002 are summarized as follows:

                                                 Gross           Gross         Estimated
                               Amortized       unrealized      unrealized        fair
                                  cost           gains           losses          value
                              ------------    ------------    ------------    ------------
MARCH 31, 2003
Freddie Mac securities        $ 18,425,591    $    143,224    $     93,506    $ 18,475,309
Fannie Mae securities           41,121,027         939,331             --       42,060,358
US agency securities            13,678,381         128,228             480      13,806,129
                              ------------    ------------    ------------    ------------
                              $ 73,224,999    $  1,210,783    $     93,986    $ 74,341,796
                              ============    ============    ============    ============

DECEMBER 31, 2002

Freddie Mac securities        $  4,085,161    $    175,273    $        --     $  4,260,434
Fannie Mae securities           39,485,379       1,553,171             --       41,038,550
US agency securities            12,963,967         117,253             --       13,081,220
                              ------------    ------------    ------------    ------------
                              $ 56,534,507    $  1,845,697    $        --     $ 58,380,204
                              ============    ============    ============    ============

NOTE 3.

MORTGAGE-BACKED AND OTHER SECURITIES HELD-TO-MATURITY

The amortized cost and estimated fair value of mortgage-backed and other securities are summarized as follows:
                                                 Gross           Gross         Estimated
                               Amortized       unrealized      unrealized        fair
                                  cost           gains           losses          value
                              ------------    ------------    ------------    ------------
MARCH 31, 2003

Fannie Mae securities         $ 12,439,722    $    458,040    $        --     $ 12,897,762
Freddie Mac securities             629,556          10,015             --          639,571
Municipal bonds                  1,333,263             --           30,640       1,302,623
CMOs                                17,691             261             --           17,952
                              ------------    ------------    ------------    ------------
                              $ 14,420,232    $    468,316    $     30,640    $ 14,857,908
                              ============    ============    ============    ============

DECEMBER 31, 2002:

Fannie Mae securities         $ 14,265,994    $    594,144    $        --     $ 14,860,138
Freddie Mac securities             729,270          14,146             --          743,416
Municipal bonds                  1,337,161             --           40,936       1,296,225
CMOs                                25,617             468             --           26,085
                              ------------    ------------    ------------    ------------
                              $ 16,358,042    $    608,758    $     40,936    $ 16,925,864
                              ============    ============    ============    ============

NOTE 4.

NONPERFORMING ASSETS

The Bank had nonperforming assets as follows:
                                                      March 31,     December 31,
                                                        2003            2002
                                                    ------------    ------------
Nonperforming loans                                 $    407,789    $  2,073,525

Real Estate and Repossessed assets held-for-sale          84,921          45,188
                                                    ------------    ------------
Total Nonperforming Assets                          $    492,710    $  2,118,713
                                                    ============    ============

At March 31, 2003, and December 31, 2002, the Bank had two impaired loans totaling $16,684, defined under Statement of Financial Accounting Standards
(SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan."


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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for quarters ending March 31, 2003, and March 31, 2002:

                                                                 Income          Shares        Per share
                                                               (numerator)    (denominator)      amount
                                                              --------------------------------------------
Quarter ended March 31, 2003
        Basic EPS:
               Income available to common shareholders        $  2,087,158       4,260,194    $       0.49
                                                                                              ============
         Effect of dilutive stock options                              --          115,622
                                                              ------------    ------------
         Diluted EPS:
               Income available to common shareholders
                  plus assumed stock options exercised        $  2,087,158       4,375,816    $       0.48
                                                              ============    ============    ============

Quarter ended March 31, 2002
        Basic EPS:
               Income available to common shareholders        $  1,970,808       5,201,312    $       0.38
                                                                                              ============
         Effect of dilutive stock options                              --           56,618
                                                              ------------    ------------
         Diluted EPS:
               Income available to common shareholders
                  plus assumed stock options exercised        $  1,970,808       5,257,930    $       0.37
                                                              ============    ============    ============

NOTE 6.

RATE VOLUME ANALYSIS                                       FIRST QUARTER 2003
(Dollars in thousands)                                             VS
                                                           FIRST QUARTER 2002
                                                       INCREASE (DECREASE) DUE TO

                                                                                 TOTAL
                                                 VOLUME           RATE           CHANGE
------------------------------------------------------------------------------------------
INTEREST INCOME
     Investments:
        Available-for-sale securities         $        155    $       (418)   $       (263)
        Held-to-maturity securities                   (141)            114             (27)
        Other equity investments                        13              43              56
                                              --------------------------------------------
          Total investments                             27            (261)           (234)
                                              --------------------------------------------

     Loans:
        Residential                           $        228    $       (202)   $         26
        Residential construction                       273              59             332
        Multifamily                                    211            (388)           (177)
        Multifamily construction                       (67)            (15)            (82)
        Commercial real estate and business            450            (690)           (240)
        Commercial real estate construction             (4)             25              21
        Consumer & other                               333             (61)            272
                                              --------------------------------------------
          Total loans                                1,424          (1,272)            152
                                              --------------------------------------------

               Total interest income                 1,451          (1,533)            (82)

INTEREST EXPENSE
     Deposits:
        Money market deposit and checking     $        108    $        (85)   $         23
        Regular savings                                  2              (9)             (7)
        Time deposits                                  340            (867)           (527)
                                              --------------------------------------------
          Total deposits                               450            (961)           (511)

     FHLB advances and other                            21            (161)           (140)
                                              --------------------------------------------
          Total interest expense                       471          (1,122)           (651)


           Net interest income                $        980    $       (411)   $        569
                                              ============================================

NOTE 7.

SEGMENTS

The management reporting process measures the performance of the operating segments based on the management structure of the Bank and is not necessarily comparable with similar information for any other financial institution. The operating segments are defined by product type and customer segments. We continue to enhance our segment reporting process methodologies. These methodologies are based on the management reporting process, which assigns certain balance sheet and income statement items to the responsible operating segment. Methodologies that are now applied to the measurement of segment profitability include:

     A funds transfer pricing system, which allocates actual net interest income between fund users, is based upon the funding needs and the relative duration of the loans or securities within each segment.

     The retail deposit-gathering banking center network income and expenses are allocated to the business segments based on their asset size.

     The calculation for the provision for loan losses is allocated to the business segments.

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

     Commercial Lending - Commercial lending offers permanent and interim construction loans for multifamily housing (over four units) and commercial real estate properties, and loans to small and medium-sized businesses for financing inventory, accounts receivable, and equipment, among other things. The underlying real estate collateral or business asset being financed typically secures these loans.

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

Financial information for the Bank's segments is shown below for March 31, 2003, 2002 and 2001:

                                                Consumer       Commercial       Security
Quarter ended March 31:                          Lending         Lending      Investments        Totals
-----------------------                       ------------    ------------    ------------    ------------
Interest income                       2003    $  3,561,022    $  7,392,677     $ 1,054,363    $ 12,008,062
                                      2002       2,889,508       7,908,807       1,287,870      12,086,185
                                      2001       2,883,339       8,704,481       2,021,568      13,609,388

Interest Expense                      2003       1,381,844       2,670,445         880,525       4,932,814
                                      2002       1,297,687       3,148,031       1,134,355       5,580,073
                                      2001       1,827,651       4,843,386       1,779,286       8,450,323

Net Interest Income                   2003       2,179,178       4,722,232         173,838       7,075,248
                                      2002       1,591,821       4,760,776         153,515       6,506,112
                                      2001       1,055,688       3,861,095         242,282       5,159,065

Provision for loan losses             2003          46,424          88,576             --         135,000
                                      2002          15,455          34,545             --          50,000
                                      2001          66,458         148,542             --         215,000

Net interest income, after            2003       2,132,754       4,633,656         173,838       6,940,248
  provision for loan losses           2002       1,576,366       4,726,231         153,515       6,456,112
                                      2001         989,230       3,712,553         242,282       4,944,065

Other operating income                2003         302,488         241,697         441,518         985,703
                                      2002         316,189         323,886          23,868         663,943
                                      2001         881,801         191,942         497,228       1,570,971

Other operating expense               2003       1,981,303       2,509,188         281,742       4,772,233
                                      2002       1,453,767       2,398,293         289,940       4,142,000
                                      2001       1,204,058       2,132,756         326,767       3,663,581

Income before federal income          2003         453,939       2,366,165         333,614       3,153,718
  taxes and cumulative effect         2002         438,788       2,651,824        (112,557)      2,978,055
  of adoption of New Accounting       2001         666,973       1,771,739         412,743       2,851,455
  principle

Federal income taxes                  2003         154,339         804,496         107,725       1,066,560
                                      2002         149,188         901,620         (43,561)      1,007,247
                                      2001         226,771         602,391         135,908         965,070

Income before Cumulative              2003         299,600       1,561,669         225,889       2,087,158
  Effect of Adoption of New           2002         289,600       1,750,204         (68,996)      1,970,808
  Accounting Principle                2001         440,202       1,169,348         276,835       1,886,385

Cumulative effect of Adoption         2003
  of New Accounting Principle,        2002
  net of federal income tax           2001        (155,247)                                       (155,247)

Net income                            2003         299,600       1,561,669         225,889       2,087,158
                                      2002         289,600       1,750,204         (68,996)      1,970,808
                                      2001         284,955       1,169,348         276,835       1,731,138

Total Interest Earning assets         2003     206,776,111     456,366,514     100,518,145     763,660,770
  (ending period balances)            2002     154,780,642     418,051,179      98,295,406     671,127,227
                                      2001     147,463,298     383,988,026     121,912,340     653,363,664

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

First Mutual Bancshares, Inc. (the "Company"), a Washington corporation, is a holding company owning all of the equity of its wholly owned subsidiary, First Mutual Bank. The Company is subject to regulation by the Federal Reserve Bank of San Francisco. This discussion refers to the consolidated statements of the Company and the Bank, and therefore the references to "Bank" in this discussion refer to both entities.

First Mutual Bank is a Washington-chartered savings bank subject to regulation by the State of Washington Department of Financial Institutions and the Federal Deposit Insurance Corporation ("FDIC"). The Bank conducts business from its headquarters in Bellevue, Washington, and has ten full-service facilities located in Bellevue (3), Kirkland (2), Redmond, Seattle (2), Issaquah, and Monroe. The Bank also has income property loan production offices located in Bellingham and Tacoma, Washington and a consumer loan office located in Jacksonville, Florida. The Bank's business consists mainly of attracting deposits from the general public as well as wholesale funding sources, and investing those funds primarily in real estate loans, small and mid-sized business loans, and consumer loans. In addition to portfolio lending, the Bank conducts a mortgage banking operation.

RESULTS OF OPERATIONS
---------------------

     Net Income
     ----------

Net income increased 5.9%, from $1.97 million in the first quarter of 2002 to $2.09 million in the same period of 2003. Net interest income after provision for loan losses rose $484,000, and fee income increased $322,000. Partially offsetting the growth in revenue was a rise of $630,000 in operating expenses.

     Net Interest Income
     -------------------

Net interest income after provision for loan losses increased $484,000, or 7.50%, in the first quarter of 2003 as contrasted with the same quarter in 2002. The net interest margin on a sequential quarterly comparison is as follows:

Quarters Ended                      Net Interest Margin
--------------                      -------------------
March 31, 2002                             3.94%
June 30, 2002                              3.94%
September 30, 2002                         3.95%
December 31, 2002                          3.78%
March 31, 2003                             3.84%

Our margin improved modestly over fourth quarter 2002, from 3.78% to 3.84%. Contributing to the increase in margin was the amortization of fee income from construction loans, in particular custom construction loans. We anticipate that the amortization of loan fees from construction loans will decline in subsequent quarters. Although the margin increased as compared to the previous quarter, it is down substantially from first quarter 2002. The issue for the Bank continues to be one of the yield on our assets dropping faster than our cost of funds. The yield on average earning assets was 7.32% in the first quarter of 2002, declining to 6.52% this year, a difference of 0.80%. The same ratio for cost of funds was 3.38% last year and 2.68% in the first quarter of 2003, a drop of 0.70%. While the yields on both assets and cost of funds fell, the yield on assets declined an additional 10 basis points, squeezing the margin. There are three significant factors that influence our net interest margin: (1) lagging deposit rates, (2) the gap position, and (3) interest rate floors on loans.

A concern that affects all banks is the repricing nature of deposits and adjustable-rate loans. Adjustable-rate loans tend to be mechanical in their repricing, that is they are tied to indexes that adjust with a wholesale funds rate such as the London Interbank Offering Rate (LIBOR). Deposits, on the other hand, and in particular time deposits, usually lag those markets. For example, we currently offer one-year time deposits at 2.00% and money market accounts at 1.85%. In comparison, the one-year wholesale rate is 1.36% (Federal Home Loan Bank one-year advance rate), 49 basis points lower than even our money market rates (all rates as of April 29, 2003). In time, our retail deposit rates should approach the wholesale funds rate, but in the interim the margin is compressed.

The second issue is that we have $121 million more in assets that reprice in the next 12 months than we do liabilities. Our gap position, which was 15% positive at March 31, 2003, has been positive for a number of quarters. The one-year gap was positive by 13.7% at year-end 2001, 21.4% at September 30, 2002, and 16.5% at the end of 2002. Several conditions have contributed to the positive position, including declining mortgage rates and our reluctance to add significant fixed-rate assets at 41-year rate lows.

Falling mortgage rates, which have decreased year-over-year from 7.18% to today's 5.79%, prompted a heavy repayment of loans totaling $181 million last year. In addition, our investment portfolio, which is virtually all fixed-rate securities, totaled $89 million at both March 31, 2002 and 2003. However, the current security balance contains $30 million in securities that will not be funded until second quarter. If the unfunded securities are backed out of this year's figures, the balance is $59 million, or 33% below the first quarter 2002 number.

We continue to be reticent to aggressively add fixed-rate investments at these historically low rates. Although we have taken steps to reduce our positive gap position, such as funding our securities portfolio to its former level and offering more attractive loan programs with three- and five-year terms, we remain cautious in this rate environment.

On a positive note, $153 million of our $407 million commercial real estate portfolio have interest rate floors of 7.5%. That figure compares to $207 million at March 31, 2002. The number of loans with 7.5% floors declines monthly as the current rate for loans of comparable quality is 4.80%. Nevertheless, the presence of any significant amount of loans with rates materially higher than market rates helps to retard the narrowing of the margin. How much longer those loans will retain the favorable pricing is open to conjecture, although we have found that on average about 6% of the remaining balance prepays each quarter. However, if 50% of those loans were to immediately reprice, our net interest income would decline by an estimated 7.1%.

     Other Operating Income
     ----------------------

Other operating income increased to $986,000 in the first quarter of 2003 as compared to $664,000 in the same quarter in 2002. The 48% increase was mainly attributable to a rise in the gain on sales of investments which was partially offset by the decline in gain on sales of loans.

GAIN ON SALES OF INVESTMENTS. Gain on sales of investment securities available-for-sale totaled $387,000 in the first quarter of 2003. There were no comparable gains in the first quarter of 2002. In the second, third, and fourth quarters of 2002, we executed sales of securities that amounted to $30 million ($35 million par value), and so far this year our sales have totaled $14 million ($19 million par value). Because of the decline in mortgage rates and the early prepayments resulting from those lower rates, we believe that it is prudent for us to sell securities at a premium rather than wait and be repaid early at par. If the prepayment rate remains at the present levels, we will probably continue to sell selected securities.

GAIN ON SALES OF LOANS. The major components for this income category are as follows:

                                   FIRST QUARTER 2003     FIRST QUARTER 2002
-------------------------------- ----------------------- ---------------------
Home Improvement Loan Sales         $    53,000             $  155,000
-------------------------------- ----------------------- ---------------------
Residential Loan Sales                   99,000                 77,000
-------------------------------- ----------------------- ---------------------
SFAS 133 Gain                            23,000                  2,000
-------------------------------- ----------------------- ---------------------
Mortgage Servicing Rights                20,000                 18,000
-------------------------------- ----------------------- ---------------------
Total                               $   195,000             $  252,000
                                    -----------             ----------

Gain on sales of loans totaled $195,000 for the quarter as compared to $252,000 for the first quarter ended March 31, 2002. The difference between the two periods is largely the result of a decline in home improvement loan sales partially offset by an increase in residential loan sales.

HOME IMPROVEMENT LOAN SALES - In the first quarter of 2002, our sales finance, or home improvement loan sales, totaled $3.8 million, compared to $2.1 million this year. Although the origination of sales finance loans has increased 76% this year, we are reducing loan sales and retaining more of the loan production in our portfolio. We continue to be pleased with the performance of these loans and plan to reduce loan sales even further in the forthcoming quarter.

RESIDENTIAL LOAN SALES - Both residential loan originations and sales were up sharply. On a quarter-to-quarter comparison, loan closings rose 64%, and loan sales increased 94%. Our current forecast is that both sales and loan originations will continue into the second quarter at a pace comparable to what we experienced in the first quarter. However, we expect that gains from loan sales to be less than first quarter, but greater than the results for the like quarter in 2002.

SFAS 133 - MARK-TO-MARKET OF FINANCIAL DERIVATIVES - Financial Accounting Standard No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, is the accounting guidance applicable to derivative financial instruments. This standard requires that all interest rate locks (IRLs) on loans pending sale and forward sale commitments, which are considered to be derivatives, be marked to market. The net gain realized from these two activities totaled $2,000 in the first quarter of 2002 as compared to $23,000 for 2003. Market gains or losses occur whenever there is a change in mortgage rates. If interest rates decline, the mark-to-market of forward commitments results in a loss. Just the opposite is true for interest-rate locks. The amount of gain/loss at the end of a financial statement period depends on which direction interest rates have moved and the relative totals of forward commitments to interest-rate locks.

MORTGAGE SERVICING RIGHTS - Contributing to the gain on sales of loans was the slight increase in the capitalization of mortgage servicing rights (MSRs). Pursuant to Statement of Financial Accounting Standards (SFAS) No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, the Bank is required to capitalize internally generated servicing rights. The amount of MSRs capitalized and recognized in income totaled $20,000 for the first quarter of 2003 as compared to $18,000 for the like quarter in 2002.

SERVICING FEES, NET OF AMORTIZATION. Servicing fee income for the first quarter of 2003 totaled $15,000 as compared to $23,000 for the same period in 2002. The servicing portfolio totaled $48.6 million at March 31, 2003 as compared to $48.5 million a year ago. The servicing fee income has decreased from a year ago even though the servicing portfolio of loans has increased slightly due to the mix of loans and the range of service fees that we collect on any given loan. During the year many of the loans with larger servicing spreads have paid off, and the new loans being added have had much smaller spreads. It is anticipated that the level of service fee income will be comparable to the first quarter throughout the remainder of 2003.

FEE INCOME ON DEPOSITS. Fee income from deposits is up $21,000, or 21%, on a quarter-to-quarter comparison. Much of that increase is a result of the growth in checking accounts which have increased 21% since the first quarter of 2002. The retail banking centers and the business banking department have placed a greater emphasis on bringing in transaction accounts in order to help reduce our cost of funds. As can be seen from the percentage increase in accounts, their efforts have been successful although this change in mix of deposits will take some time to have a significant impact on the cost of funds of the Bank as a whole.

OTHER INCOME. Other income decreased 8%, from $287,000 in the first quarter of 2002 to $265,000 this year. Loan prepayment fees decreased by $95,000, or 95%, while rental income increased from $25,000 to $103,000.

Loan prepayment fees can be erratic, as most of our loans do not carry a prepayment penalty. Those loans that do have a prepayment penalty are typically fixed-rate commercial real estate loans with three- to five-year terms.

Rental income jumped in the first quarter due to the purchase of our corporate headquarters, the 400 Building (now known as First Mutual Center) in Bellevue. The 400 Building is a seven-story structure built in 1968. We currently occupy 38% of the building and lease the remainder of the space. March was our first month of ownership, and we received $78,000 in rental income. We also collect about $8,000 a month from tenants in our Bellevue West and Monroe offices. For the 400 Building, we anticipate rental income of about $200,000 in the second quarter and then dropping to approximately $160,000 in the third and fourth quarters. We expect that several of our tenants will vacate their space, and it will take us some time to re-lease their premises.

We anticipate that operating expenses for the building will cost about $55,000 - $60,000 a month. Our rental costs in the 400 Building before we purchased it were approximately $60,000 a month. Thus, occupancy expense should be about the same as past quarters. What will increase is our cost of funds. We paid about $12 million for the building, and our funding expense is presently 1.36%, for a quarterly increase of $41,000. The net benefit before tax from the 400 Building is estimated at $115,000 - $155,000 per quarter. There will be some reduction in our income tax obligation due to the depreciation of the building. However, because of the age of the building most of the value is in the land, which is not depreciable.

     Operating Expenses
     ------------------

Salaries and employee benefits costs rose $495,000, or 20% on a quarter-to-quarter comparison. A number of items contributed to our increased employee costs, including annual salary raises of 3.67%, an 18% growth in staff, a 79% rise in commission expense, and a 401% increase in temporary-help costs.

We have added 26 new employees in the last 12 months, with 67% of them assigned to the Business Banking and Residential Lending Departments. Of the remaining nine positions, four were assigned to the Income Property and Sales Finance Departments. We increased the banking center staff by one individual and the Loan Servicing and Information Systems Departments by two each.

The ratio of new loan officers to new support employees is about 1 to 2.5; that is, support staff accounted for 60% of the new hires. Bank wide, loan officers and banking center managers constitute 21% of our total staff.

It is our intention to continue to expand our lending departments and open new retail banking centers. We anticipate that the Woodinville and Sammamish Plateau Banking Centers will open later this year, and additional banking centers are planned for next year. We continue to recruit new loan officers and would like to further expand our Sales Finance franchise. Increased sales personnel necessitated additional support staff, which currently constitutes about 80% of our employees.

Commission expense is principally up as a result of increased loan originations, which jumped 53% from $68 million to $104 million. The increased production was largely centered in the Residential and Income Property Departments, which saw their originations increase by 64% and 75%, respectively. The rise in production for the Residential Department is probably sustainable into the next couple of quarters, while the increase in Income Property loans is not an indication of a trend. Loan originations in that department tend to vary widely from quarter-to-quarter, although there is some consistency on a year-to-year basis.

Our temporary-help expenses have grown from $20,000 in the first quarter of last year to $102,000 in 2003. Those costs include permanent employees hired on a temporary basis pending a review of their capabilities and temporary staff employed for special projects such as the reorganization of our loan production support departments. We expect those expenses to remain above last year's levels but to drop from the first quarter's expense of $102,000, to a range of $40,000
- $60,000 per quarter.

Occupancy expenses are up $10,000, or 2% on a quarter-to-quarter comparison. Rent costs are down $52,000, while building depreciation expenses have grown by $35,000. Both items were impacted by our purchase of the 400 Building in March 2003.

Other costs increased by $125,000, or 12%, from $1,086,000 in the first quarter of 2002 to $1,211,000 this year. The growth in other expense was largely attributable to marketing, insurance premiums on sales finance loans, office supplies and data processing.

Our marketing costs have risen from $90,000 in the first quarter of year 2002 to $159,000 for the first quarter this year. We believe that our current level of marketing support is adequate and don't anticipate those expenses to rise materially from their present levels.

Insurance premiums on sales finance loans were diminutive in the first quarter of last year, but amounted to $16,000 in 2003. We insure a portion of the sales finance loans, originated outside the Pacific Northwest, for default risk that have credit scores below a certain cutoff level. That cutoff score is generally set in a range between 680 and 740. Our current insured balances total $6 million, and we are insuring between 30% - 35% of new production each month.

Office supply expense, which increased $23,000, or 31%, and data processing costs, which rose $20,000, or 15%, are largely the result of the growth in staff.


FINANCIAL CONDITION
-------------------

Assets. Assets increased 6%, from $745,295,000 at year-end 2002 to $790,181,000 as of March 31, 2003. The change in assets is principally the result of an increase in the investment securities portfolio and the loan portfolio.

Securities. We classify investment securities in one of the following categories: 1) trading, 2) available-for-sale, or 3) held-to-maturity. Securities classified as available-for-sale are reviewed regularly. Any unrealized gains or losses are recorded in the shareholders' equity account along with the gain or loss from the mark-to-market of the interest rate swap that was entered into in conjunction with the $9 million trust preferred securities issuance in June 2002. At March 31, 2003, the balance of the unrealized gain, net of federal income taxes, was $310,000, which compares to an unrealized gain at year-end 2002 of $794,000. Generally, falling interest rates will increase the amount recorded as unrealized gain, and rising rates will decrease any unrealized gains, as the market value of securities inversely adjusts to the change in interest rates.

Security investments (available-for-sale and held-to-maturity) increased $14.0 million, or 18.8%, from December 31, 2002, to the end of the first quarter 2003. During the quarter $43.8 million (book and par value) in securities were purchased; $14.1 million ($18.6 million par value) were sold; and $7.1 million ($8.0 million par value) matured or were called by the issuer. Thirty million dollars of the security purchases that occurred during the first quarter do not settle until April or May of 2003. These purchases were accounted for under "trade date accounting," meaning that the securities were recorded on our balance sheet on the date the trade occurred, which was in March 2003. The related net loss of $2,000 was also included in comprehensive income, in the equity section of the balance sheet. The purchases during the period have helped to grow assets as well as increase the securities portfolio.

Loans. Loans receivable, excluding loans held-for-sale, rose from $622,375,000 at year-end 2002 to $654,294,000, an increase of $32 million in three months. About one-half of that growth was from consumer and residential loans, two areas that have proven to be consistent from quarter-to-quarter. The other half was from commercial real estate and business banking loans, which are variable from one period to the next. Our estimate is that the loan portfolio will increase by $15-$30 million next quarter.

Liabilities. Deposits increased $7.9 million, or 1.6%, in the first three months of 2003, totaling $505 million as compared to $497 million at year-end 2002. This increase in deposits was used principally to fund the asset growth in the loan portfolio.

The Federal Home Loan Bank of Seattle (FHLB) advances increased from $184 million at year-end 2002 to $187 million as of the end of the first quarter this year. As of March 31, 2003, we had the authority to borrow up to a total of $316 million in FHLB advances, subject to sufficient collateral to support those advances.

ASSET QUALITY
-------------

Provision and Reserve for Loan Losses. The provision for loan losses increased from $50,000 in the first quarter of 2002 to $135,000 in the like period in 2003. The provision for loan losses reflects the amount deemed appropriate to produce an adequate reserve for possible loan losses inherent in the risk characteristics of the loan portfolio. In determining the appropriate reserve balance, we consider the amount and type of new loans added to the portfolio, our level of non-performing loans, the amount of loans charged off, and the economic conditions that we currently operate within.

Our portfolio loans have increased by $32 million since year-end 2002, with most of the growth attributable to our Income Property and Residential sectors. Both of these portfolios continue to perform at a very satisfactory level, and we do not anticipate any change in the foreseeable future.

Our non-performing assets dropped from $2.1 million at year-end 2002 to $493,000 at the end of the first quarter. The ratio of non-performing assets to total assets declined from 0.28% to 0.06%. The comparable ratio for other banks at year-end 2002 is 0.90% (Fourth Quarter 2002 FDIC Quarterly Banking Profile, All Institutions). Net loans charged off for the quarter amounted to $60,000; we charged-off $17,000 for the like quarter last year and $188,000 in all of 2002. Most of the charge-offs are related to our consumer loan portfolio, which would indicate that we could continue to expect an increase in the level of charge-offs as the sales finance portfolio grows. Charge-offs, as a percentage of our net loan portfolio, were 0.04%, compared to 0.97% (Fourth Quarter 2002 FDIC Quarterly Banking Profile, All Institutions) for other financial institutions as of December 31, 2002. Noted below is a summary of our exposure to non-performing loans and repossessed assets:

              NON-PERFORMING ASSETS                                     Amount
              ---------------------                                 ------------
Single-Family residence in Idaho - No anticipated loss.             $     66,000
Two duplexes in Puget Sound area - No anticipated loss.                  253,000
One consumer loan - Paid in full, subsequent to quarter-end.               9,000
Six consumer loans - No anticipated loss.                                 54,000
One consumer loan - 100% recovery anticipated through
     an insurance claim.                                                  13,000
Three consumer loans - We anticipate charging off
     these loans in the second quarter.                                   13,000
                                                                    ------------
Total Non-Performing Loans                                               408,000
We have 16 items of repossessed property,
     principally spas and motorcycles.                                    85,000
                                                                    ------------
Total Non-Performing Assets                                         $    493,000
                                                                    ============

PORTFOLIO INFORMATION
---------------------

The commercial real estate portfolio comprises 62% of the loan portfolio. Not only is that sector the largest, but it is also considered by many to represent a greater risk to asset quality than residential loans.

The average loan size (excluding construction loans) in the commercial real estate portfolio was $709,675 as of March 31, 2003, with an average loan-to-value ratio of 65%. At quarter-end, none of these commercial loans were delinquent for 30 days or more. Small individual investors, or their limited liability companies, and business owners typically own the properties securing these loans. The portfolio is split between residential use (multifamily or mobile home parks) and commercial use. At quarter-end, the breakdown was 47% residential and 53% commercial. Adjustable-rate loans account for 92% of our total loan portfolio.

The loans in our commercial real estate portfolio are well diversified, secured by small retail shopping centers, office buildings, warehouses, mini-storage facilities, restaurants, and gas stations, multifamily housing structures, mobile home parks, as well as other properties classified as general commercial use.

To diversify our risk and to continue serving our customers, we sell participation interests in some loans to other financial institutions. About 9% of the commercial real estate loan balances originated by the Bank have been sold in this manner. We continue to service the customer's loan and are paid a servicing fee by the participant. Likewise, we occasionally buy an interest in loans originated by other lenders. About $14 million of the portfolio (4%) has been purchased in this manner.

DEPOSIT INFORMATION
-------------------

The number of business checking accounts increased from 769 at March 31, 2002, to 1,106 at March 31, 2003, a gain of 337 accounts, or 44%. Consumer checking accounts also increased, from 4,100 in first quarter 2002 to 4,798 this year, a growth in the number of accounts of 698, or 17%.

The mix of deposits as of March 31, 2003 is as follows:

     Time Deposits               69%
     Checking                     9%
     Money Market Accounts       20%
     Statement Savings            2%

BUSINESS SEGMENTS
-----------------

The management reporting process measures the performance of the operating segments based on the management structure of the Bank and is not necessarily comparable with similar information for any other financial institution. The operating segments are defined by product type and customer segments. We continue to enhance our segment reporting process methodologies. These methodologies are based on the management reporting process, which assigns certain balance sheet and income statement items to the responsible operating segment. Methodologies that are applied to the measurement of segment profitability include:

     o A funds-transfer pricing system, which allocates actual net interest income between fund users and is based upon the funding needs and the relative duration of the loans or securities within each segment.

     o The retail deposit-gathering banking center network income and expenses are allocated to the business segments based on their asset size.

     o The calculation for the provision for loan losses is allocated to the business segments.

     o Operating income and expenses are allocated to segments whenever they can be directly attributed to their activities. Indirect income and overhead costs are credited or charged to the segments whenever they are specifically identified as providers or users of the ancillary internal service, or are allocated based on some common denominator.

The reportable segments include the following:

     o CONSUMER LENDING - Consumer lending includes residential and home equity lending, direct consumer loans, and consumer dealer financing contracts. Residential lending offers loans to borrowers to purchase, refinance, or build homes secured by one-to-four-unit family dwellings. Consumer loans include lines of credit and loans for purposes other than home ownership. Included within the consumer lending segment is a mortgage banking operation, which sells loans in the secondary mortgage market. The mortgage banking operation may choose to retain or sell the right to service the loans sold (i.e., collection of principal and interest payments) depending upon market conditions.

     o COMMERCIAL LENDING - Commercial lending offers permanent and interim construction loans for multifamily housing (over four units) and commercial real estate properties, and loans to small- and medium-sized businesses for financing inventory, accounts receivable, and equipment, among other things. The underlying real estate collateral or business asset being financed typically secures these loans.

     o INVESTMENT SECURITIES - The investment securities segment includes the investment securities portfolio. Although management does not consider this to be an operating business line, security investments are a necessary part of liquidity management for the Bank.

These segments are managed separately because each business unit requires different processes and different marketing strategies to reach the customer base that purchases the products and services. All three segments derive a majority of their revenue from interest, and management relies primarily on net interest revenue in managing these segments. No single customer provides more than 10% of the Bank's revenues.

     Consumer Lending
     ----------------

Net income for the consumer lending segment increased slightly from $290,000 in the first quarter of 2002 to $300,000 in the same quarter in 2003. The increase in net income was a result of an improvement in net interest income partially offset by a drop in non-interest income and increased operating expenses.

Net interest income, after provision for loan losses, was up $556,000, increasing from $1.6 million in the first quarter of 2002 to $2.1 million this year. This improvement was largely due to the rise in interest income which increased $672,000 as compared to the first quarter of 2002. The growth in interest income was principally due to an increase in portfolio balances of residential and other consumer loans. Residential loans increased $22.0 million and consumer loans, of which the sales finance loans accounted for the majority of the increase, rose $18.0 million. Custom construction loans comprised a little over one-half of the increase in residential loans. Those loans earn a higher rate of interest because of the greater level of risk assumed as compared to a permanent mortgage. We have also begun to portfolio a greater portion of the sales finance loans that are originated outside the Northwest and which typically command a higher interest rate.

Non-interest income declined from $316,000 in the three months ending March 2002 to $302,000 in the same quarter this year. The decline from quarter to quarter is principally a reflection of the decrease in loan sale gains from sales finance loans. Our current emphasis is on portfolioing those loans and reducing loan sales.

Non-interest expense increased $528,000, or 36%, on a quarter-to-quarter comparison. Loan officer commissions, temporary office help, and data processing expenses were the primary contributors to the increase in other operating expenses. Loan officer commissions have risen from $132,000 for the first quarter of 2002 to $279,000 for the same period this year. Temporary office help has also increased due to the reorganization in our loan production support departments as well as special projects. For the Bank as a whole, temporary office expense totaled $20,000 during the first quarter of 2002, rising to $102,000 this year. We expect this expense to remain above last year's level but to decline from the first quarter 2003 level to a range of $40,000 - $60,000 per quarter. As a result of the increase in the number of employees, data processing expense has also contributed to the rise in non-interest expense. Data processing expense increased $20,000, or 15%, on a quarter-to-quarter comparison for the Bank.

     Commercial Lending
     ------------------

Net income for the commercial segment declined $189,000, or 11%, from $1,750,000 in the first quarter of 2002 to $1,562,000 in the like period of 2003. Net interest income and non-interest income dropped $39,000 and $82,000, respectively, while non-interest expense increased $111,000.

Net interest income was adversely impacted by a drop in the margin, which was partially offset by an increase in earning assets. The margin for this segment has declined from 4.56% for the first quarter of 2002 to 4.14% this year. Contributing to the margin compression was a steady decrease of the commercial real estate loans with floors of 7.50%. At March 31, 2002, the commercial real estate loans with 7.50% floors totaled $207 million, declining to $153 million at the end of the first quarter this year. We have found that on average about 6% of the remaining balance of these loans prepay each quarter. While the margin for this segment has continued to compress, earning assets have risen. Total earning assets increased 9%, or $38.3, million as compared to first quarter 2002.

Other operating income fell $82,000, or 25%, as compared to first quarter last year. This drop was mainly due to the reduction in loan prepayment and extension fees. Loan prepayment and extension fees totaled $156,000 for the first quarter 2002 as compared to $46,000 for the like quarter this year. Loan prepayment fee income was especially high in the first three months of 2002, slightly exceeding $100,000, as compared to $5,000 this year. Most of the loans in our commercial lending segment are not subject to prepayment penalties. Because only a limited number of commercial loans carry prepayment penalties, fees from the early repayment of those loans can vary greatly from one period to the next.

Non-interest expense increased $111,000, or 5%, over the same quarter last year. Compensation and marketing expenses were the two largest contributors to this increase. Over the past year, we have added approximately nine new employees to this segment, four of whom are in sales and five in the support departments. These new additions have significantly increased our compensation expense over the past year. With the increased emphasis of our Business Banking and Community Business Banking product lines, the marketing dollars associated with these areas have also increased. Marketing expense for this segment for the first quarter of 2002 totaled $11,000 as compared to $33,000 for the like quarter this year. We believe that the current level of marketing support will remain at the level experienced in the first quarter for the remainder of 2003.

     Investment Securities
     ---------------------

Net income increased sharply for the investment securities segment, from a loss of $69,000 in the first quarter of 2002 to a gain of $226,000 in 2003. This segment benefited by both an increase in net interest income and non-interest income.

Net interest income rose for this business segment from $154,000 in the first quarter of 2002 to $174,000 this year. Interest expense fell by $254,000 and more than compensated for the drop in interest income resulting from the decline in year-over-year interest rates.

Non-interest income increased dramatically from $24,000 in the first three months of 2002 to $442,000 in the same period this year. During the first quarter of 2003, gains from the sale of securities amounted to $387,000. There were no comparable gains recorded in the first three months of 2002. Sales of securities so far this year have totaled $14 million ($19 million par value). Over the past year we have taken advantage of the decline in interest rates by selling securities that were above market rates as opposed to waiting for them to prepay without the benefit of a premium. If interest rates remain at the present levels, we will probably continue to sell selected securities in the future.

Operating expenses declined slightly by $8,000, to $282,000, in the first quarter this year. This decline is largely due to the manner in which the banking center operating expenses are allocated to each segment. The amount of banking center non-interest expense allocated to each segment is based on the balance of its earning assets. At March 31, 2003, the earning assets balance for the investment securities segment totaled $100.5 million, up slightly from $98.3 million a year ago. The balance of the assets for this section have increased but not at the pace of the other segments. As a result, the amount of non-interest expense allocated to this segment declined.

LIQUIDITY AND CAPITAL RESERVES

Net cash, as reported in the Statement of Cash Flows, decreased by $7.5 million, or 50%, in the first three months of 2003. Cash inflows from principal repayments on loans and securities, trust preferred securities, deposits and wholesale funds, and the net proceeds from the sale of securities were exceeded by the cash outflows for loan originations and the purchases of securities.

During the quarter, loan principal repayments totaled $46.2 million while principal repayments and redemptions on securities amounted to $15.0 million. Proceeds from the sale of securities available-for-sale totaled $13.9 million while the net increase in deposit accounts, including interest credited, totaled $7.9 million. During the quarter we also issued $4.0 million in trust preferred securities.

Cash inflows were used mainly to fund loan originations, which amounted to $80.8 million during the first quarter of 2003, and to purchase securities totaling $43.8 million, of which $30 million will settle in April and May 2003. These purchases are not included in the cash flow numbers above but are included in the "change in accounts payable and other liabilities" line item on the Statement of Cash Flows. Since the purchases of securities took place in the first quarter but do not settle until the second quarter, we have applied "trade date accounting" and included the securities on our balance sheet. As a result, we have increased our payable account to reflect the outflow of cash that will occur in the second quarter upon settlement of the security purchases. During the first quarter we also purchased the 400 Building, which was included in the cash outflow of $12.2 million, for premises and equipment on the Statement of Cash Flows.

Our long-term liquidity objective is to fund growth through consumer deposits. Whenever that source is inadequate to meet asset growth requirements, FHLB advances are normally accessed. The current ratio of FHLB advances to assets is 23.7%, which is below our credit limit of 40% of assets. Other sources of liquidity include the sale of loans into the secondary market, net income after the payment of dividends, and reverse repurchase agreement credit lines of $50 million. The Holding Company was also recently approved for a $5 million line of credit with a national financial institution. This funding source is in addition to the sources available at the banking subsidiary level. The Holding Company line can be used to provide capital to the banking subsidiary as well as provide liquidity to the Holding Company.

The FDIC's statutory framework for capital requirements establishes five categories of capital strength, ranging from a high of well capitalized to a low of critically under-capitalized. An institution's category depends upon its capital level in relation to relevant capital measures, including a risk-based capital measure, a leverage capital measure, and certain other factors. At March 31, 2003, we exceeded the capital levels required to meet the definition of a well-capitalized institution:

                                                           For Capital       Well Capitalized
                                              Actual     Adequacy Minimum      Minimum Ratio
                                           ------------  ----------------    ----------------
Total capital (to risk-weighted assets):
    First Mutual Bancshares, Inc.             11.37%           8.00%                N/A
    First Mutual Bank                         11.01            8.00               10.00

Tier I capital (to risk-weighted assets):
    First Mutual Bancshares, Inc.              9.86            4.00                 N/A
    First Mutual Bank                          9.76            4.00                6.00

Tier I capital (to average assets):
    First Mutual Bancshares, Inc.              7.49            4.00                 N/A
    First Mutual Bank                          7.55            4.00                5.00

BANKING CENTER EXPANSION AND PURCHASE OF THE 400 BUILDING
---------------------------------------------------------

The Woodinville banking center site is under construction with an anticipated grand opening during August 2003. We are also committed to acquire and build a banking center on the Issaquah Plateau within the city of Sammamish. This banking center location is expected to be operational by the end of 2003. Another banking center location has been identified in the Canyon Park area of Bothell. At this site we plan to build a 3-story office building which will include a banking center. The upper two stories will be leased space. We believe that the opening date of this office will likely occur in year 2005. The anticipated additional capital costs of these three banking centers is $5.2 million. In addition, during the first quarter of 2003, we purchased the office building in which our headquarters is located at 400 108th Avenue NE in Bellevue. The acquisition price was approximately $12 million, and the purpose of the purchase is to provide office space for retail banking, lending, and our administrative personnel. The building was formerly known as the 400 Building and in conjunction with the purchase we have changed the name to First Mutual Center.

We have not presently identified banking center sites for year 2004, although we continue to seek opportunities to expand our banking center franchise in our primary market area east of Lake Washington, from Renton to the Bothell/Kenmore area. We anticipate that we will open two new sites in year 2004 and we have found that the initial investment for new banking centers can range from $170,000 for leased sites to $720,000 for owned locations. This expansion will continue to have an impact on expenses as banking centers are opened. Income from banking center operations often requires a number of years before it equals operating expenses.

TRUST PREFERRED SECURITIES ISSUANCE
-----------------------------------

During the first quarter of 2003, First Mutual Bancshares, Inc. formed a subsidiary (First Mutual Capital Trust II) whose sole purpose was to issue $4.0 million in trust preferred securities through Trapeza Funding LLC. Cohen Bros. & Company served as advisor on the transaction. Under the terms of the transaction, the trust preferred securities have a maturity of 30 years and are redeemable after five years with certain exceptions. The securities have a fixed rate of 6.87% for the first five years, which will then reset quarterly thereafter at 3.30% over the three-month LIBOR index. The trust preferred securities are recorded as a liability on the Statement of Financial Condition, but qualify as Tier I capital for regulatory capital purposes. The proceeds from this offering were partially used to acquire the 400 Building and will be used to support future asset growth.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

Market risk is defined as the sensitivity of income and capital from changes in interest rates, foreign currency exchange rates, commodity prices, and other relevant market rates or prices. The primary market risk to which we are exposed is interest rate risk. Our profitability is dependent to a large extent on our net interest income, which is the difference between the interest received from interest-earning assets and the interest expense incurred on interest-bearing liabilities. Our objectives in asset/liability management are to utilize capital effectively, provide adequate liquidity, and enhance net interest income, without taking unreasonable risks subjecting the Bank unduly to interest rate fluctuations.

Assumptions regarding interest rate risk are inherent in all financial institutions. Interest rate risk is the risk to earnings or capital resulting from adverse movements in interest rates. Interest rate sensitivity is the relationship between market interest rates and net interest income due to the repricing characteristics of assets and liabilities. We monitor interest rate sensitivity by examining our one-year-and-longer gap positions on a regular basis. Gap analysis and an income simulation model are used to manage interest rate risk.

Gap Analysis

The interest rate sensitive gap is defined as the difference between interest-earning assets and interest-bearing liabilities anticipated to mature or reprice during the same period. The gap analysis quantifies the mismatch between these assets and liabilities in like time periods. Certain shortcomings are inherent in gap analysis. For example, some assets and liabilities may have similar maturities or repricing characteristics, but they may react differently to changes in interest rates. Assets such as adjustable-rate mortgage loans may have features that limit the effect that changes in interest rates have on the asset in the short term and/or over the life of the loan. Due to the limitations of the gap analysis, these features are not taken into consideration. Additionally, in the event of a change in interest rates, prepayment and early withdrawal penalties would likely deviate significantly from those assumed in the gap calculation. As a result, we utilize the gap report as a complement to the simulation model.

Simulation Model

The simulation model calculates the change to net interest income and the net market value of equity based upon increases and decreases of 100 and 200 basis point movements in interest rates. The model is based on a number of assumptions such as the maturity, repricing, amortization, and prepayment characteristics of loans and other interest-earning assets and the repricing of deposits and other interest-bearing liabilities. The rate ramp (a monthly pro rata increase/decrease over a one-year period) simulation model is run monthly for review by the ALCO (Asset Liability Committee), senior management, and the Board of Directors. We believe that the data and assumptions are realistic representations of our portfolio and possible outcomes under the various interest rate scenarios. Nonetheless, the interest rate sensitivity of our net interest income and net market value of equity could vary substantially if different assumptions were used or if actual experience differs from the assumptions used.

                                     ONE-YEAR INTEREST RATE SENSITIVE GAP
                                     ------------------------------------
                                                (in thousands)

                                   March 31, 2003           December 31, 2002
                                   --------------           -----------------

One-Year Repricing Assets             $ 615,847                  $ 600,577
One-Year Repricing Liabilities          494,777                    477,932
                                      ---------                  ---------
   One-year Gap                       $ 121,070                  $ 122,645
                                      ---------                  ---------

   Total Assets                       $ 790,181                  $ 745,295
                                      =========                  =========

One-Year Interest Rate Sensitive
Gap as a Percent of Assets              15.3%                      16.5%



                               RATE RAMP ESTIMATES
                    Net Interest Income and Net Market Value

                           March 31, 2003           December 31, 2002
                             Percentage                Percentage
                               Change                    Change
-------------------  -------------------------  -------------------------
Ratable Change in                    Economic                   Economic
  Interest Rates      Net Interest   Value of    Net Interest   Value of
(in basis points)        Income       Equity       Income        Equity
-------------------  -------------- ----------  -------------- ----------
       +200                1%          (13%)          2%          (11%)
       +100                n/a          (5%)          n/a          (4%)
       -100               (1%)           1%          (1%)           0%
       -200                n/a          n/a          n/a           n/a

The above table refers to changes for the 12-month periods beginning March 31, 2003 and December 31, 2002, respectively.

Gap Model

While the interest rate sensitive gap, expressed as a percentage of assets, fell from 16.5% at December 31, 2002, to 15.3% at March 31, 2003, the results indicate that we remain asset sensitive. That is, more assets than liabilities will mature or reprice within the next year. The change in the gap was driven by the mix of the additions to each side of the balance sheet during the first quarter as well as the overall balance sheet growth.

Approximately 76% of the net growth in assets for the first quarter consisted of assets that would not mature or reprice within the next 12 months. These assets included $12 million in new fixed assets, in the form of the 400 Building in Bellevue, which we purchased during the first quarter, as well as $30 million in long-term fixed-rate securities, which will fund in the second quarter. The remaining 24% of net new asset growth was subject to maturity/repricing dates within one year. This growth was centered in new residential ARM balances, in both the single and multi-family classes, with annually adjustable loans tied to the one-year CMT, LIBOR, and FHLB rates. By comparison, approximately 38% of the growth in liabilities was subject to a maturity or repricing date in the next 12 months. This included growth in the six- and 12-month term time deposits, which increased from $11.4 and $147.5 million at December 31, 2002 to $18.5 and $159.4 million at March 31, 2003, respectively. Additionally, the volume of our FHLB borrowings scheduled to mature within 12 months increased by $5.6 million as long-term fixed-rate advances continued to roll forward.

Overall, a higher growth rate for liabilities maturing/repricing in the next 12 months than assets repricing in the same period resulted in a net $1.6 million reduction in our dollar gap, reducing the numerator of the gap-as-a-percentage-of-assets ratio. This gap ratio was further reduced by the overall growth in the balance sheet during the quarter, which increased the denominator of the gap ratio. The combined effect of these two factors was the reduction in the one-year gap ratio from 16.5% to 15.3% of total assets.


Net Interest Income (NII) Simulation

The simulation model for the period further indicates results typically associated with an asset sensitive institution, in that our net interest income is projected to increase in a rising rate environment and decline in a falling interest rate scenario. The results of the NII simulation, however, suggest a less pronounced exposure than do the results of the gap position.

The NII simulation for the quarter ended March 31, 2003, projected higher net interest income for the next 12-month period than did the same model as of December 31, 2002. In the base case, which assumes a stable interest rate environment, net interest income rose from $26.0 million in the December 2002 simulation to $27.7 million in the March 2003 projection. The increase was primarily attributable to balance sheet growth, as earning assets grew from $726.5 million at the time of the December 2002 projection to $763.8 million at the March 2003 simulation.

When analyzing the impacts of two separate interest rate ramp scenarios, a 100 basis point decline and a 200 basis point increase in interest rates over the next 12 months, the volatility of net interest income was reduced modestly in the March 2003 projection when compared to the December 2002 simulation. Contributing to this reduction in volatility was the model's incorporation of the above-mentioned fixed-rate securities purchases as well as reductions in overnight FHLB investments for the period ending March 31, 2003. The new assets purchased were offset in the model by longer-term FHLB borrowings, which represented the expected funding method for securities purchases, as well as growth in Platinum MMDA accounts, which was observed in the first quarter. As both the securities and the offsetting borrowings used to fund the purchases, which are expected to settle in the second quarter, were long-term fixed-rate instruments, the addition of these items to the balance sheet reduced the expected net interest income volatility over the next 12 months.

In all interest rate scenarios of the income simulation, the balance sheet is assumed to remain stable with no balance sheet growth or contraction regardless of interest rate movements. Implicit in this assumption are additional assumptions for higher new securities purchases and loan production volumes at lower interest rate levels, and reduced securities purchases and loan production when rates increase. These additional assumptions are a result of the observed tendency, and model assumptions, that loan and securities prepayments will tend to accelerate in falling interest rate scenarios and slow when interest rates rise.

Economic Value of Equity (EVE) Simulation

The EVE analysis goes beyond simulating earnings for a specified time period to estimating the present value of all financial instruments in our portfolio, and then analyzing how the economic value of the portfolio would be affected by various alternative interest rate scenarios. The portfolio's economic value is calculated by generating principal and interest cash flows for the entire life of all assets and liabilities, then discounting these cash flows back to their present values. The assumed discount rate used for each projected cash flow is the yield currently available from alternative instruments of comparable risk and duration.

Contributing significantly to the EVE simulation results are our fixed-rate loans and securities, which comprised approximately 17.5% of the total modeled rate sensitive assets as of March 31, 2003. In a simulated upward shift of the yield curve, the EVE is expected to decline. As interest rates rise, the discount rates used to calculate the present values of assets and liabilities will increase, causing the present values of both assets and liabilities to fall. Additionally, as noted above, when interest rates rise, the cash flows on our assets will typically decelerate as borrowers become less likely to refinance or prepay their loans. As a result, less cash is available to reinvest at the higher market rates. As these effects are more pronounced for our assets, which would have declined in value by an estimated 3.7% versus an approximately 2.8% decline in the value of liabilities, the economic value of our equity is negatively impacted in this scenario, declining 13%. Furthermore, the additional long-term fixed-rate assets and liabilities mentioned above that were added to the simulation in the first quarter of 2003 increased the balance sheet sensitivity to an increase in interest rates. As of the December 2002 projections, a 200 basis point increase in interest rates would have led to a 3.3% decrease in the economic value of assets and a 2.6% decline in liabilities, implying an overall 11% negative impact to the value of our equity position.

The opposite occurs when rates decline, as the discount rates used to calculate the present values of assets and liabilities will decrease, causing the present values of both assets and liabilities to rise. In keeping consistent with the explanation above, the EVE would be expected to be positively impacted in this scenario. Counteracting this effect, however, cash flows on our assets will tend to accelerate in a falling rate scenario, as borrowers refinance their existing loans at lower interest rates. We must then reinvest these cash flows at the lower market rates. Consequently, in a downward shift, EVE may either decline or rise at a rate significantly lower than that of the decline in the rising rate scenario. These results are attributable to an effect referred to as negative convexity. Taking this negative convexity into account, the simulation results indicated that the impact to EVE was less pronounced in the falling rate scenario. In this case, the economic values of both assets and liabilities at March 31, 2003 were each positively impacted by approximately 1.4% when rates were assumed to fall by 100 basis points. This resulted in a positive impact to the economic value of our equity of less than 1%. Again, however, the additional long-term fixed-rate assets and liabilities that were added to the simulation in the first quarter of 2003 increased the balance sheet sensitivity to the change in interest rates. As of the December 2002 projections, a 100 basis point decrease in interest rates would have led to a 1.3% increase in the economic value of assets and a 1.4% increase in liabilities, implying an overall positive impact to EVE of less than two-tenths of 1%.

The sensitivity analysis does not necessarily represent a forecast. There are numerous assumptions inherent in the simulation model as well as in the gap report. Some of these assumptions include the nature and timing of interest rate levels, including the shape of the yield curve, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/replacement of asset and liability cash flows. Customer preferences and competitor and economic influences are impossible to predict, and therefore we cannot make any assurances as to the outcomes of these analyses.

Securities

                                     ITEM 3

The following table sets forth certain information regarding carrying values and percentage of total carrying values of the Bank's consolidated portfolio of securities classified as available-for-sale and held-to-maturity (in thousands).

                                                         At March 31,
                                          ------------------------------------------
                                                 2003                   2002
                                          -------------------    -------------------
Available-for-Sale:                       Carrying   Percent     Carrying   Percent
                                           Value     of Total     Value     of Total
                                          --------   --------    --------   --------
  US agency securities                    $ 13,806         19%   $    --           0%
  Mortgage backed securities:
       Freddie Mac                          18,475         25%      5,194          8%
       Fannie Mae (includes Fannie
         Mae stock)                         42,060         56%     59,385         92%
                                          --------   --------    --------   --------
  Total mortgage-backed securities          60,535         81%     64,579        100%
                                          --------   --------    --------   --------
  Total securities available-for-sale     $ 74,341        100%   $ 64,579        100%
                                          ========   ========    ========   ========


                                                         At March 31,
                                          ------------------------------------------
                                                 2003                   2002
                                          -------------------    -------------------
Held-to-Maturity:                         Carrying   Percent     Carrying   Percent
                                           Value     of Total     Value     of Total
                                          --------   --------    --------   --------
  Municipal Bonds                         $  1,333          9%   $  1,346          6%
  Mortgage backed securities:
       Freddie Mac                             630          4%      1,097          5%
       Fannie Mae                           12,440         87%     21,168         89%
                                          --------   --------    --------   --------
  Total mortgage-backed securities          13,070         91%     22,265         94%
  CMO's                                         17          0%         55          0%
                                          --------   --------    --------   --------
  Total securities held-to-maturity       $ 14,420        100%   $ 23,666        100%
                                          ========   ========    ========   ========
  Estimated Market Value                  $ 14,858               $ 24,092
                                          ========               ========

                                     ITEM 3A

The following table shows the maturity or period to repricing of the Company's consolidated portfolio of securities available-for-sale and held-to-maturity (dollars in thousands):

                                                                      Available-for-sale at March 31, 2003
                                               ---------------------------------------------------------------------------------
                                                                        Over One             Over Three           Over Five
                                                One Year or Less      to Three Years        to Five Years        to Ten Years
                                               ---------------------------------------------------------------------------------
                                                         Weighted             Weighted             Weighted             Weighted
                                               Carrying   Average   Carrying   Average   Carrying   Average   Carrying   Average
                                                Value      Yield     Value      Yield     Value      Yield     Value      Yield
                                               ---------------------------------------------------------------------------------
AVAILABLE-FOR-SALE:
------------------
  US Government securities                     $    --      0.00%   $    --      0.00%   $    --      0.00%   $  7,291     4.07%
  Mortgage backed securities:
       Freddie Mac                                  363     4.46%        --      0.00%        --      0.00%      8,230     4.28%
       Fannie Mae                                   659     4.37%        --      0.00%        --      0.00%     17,130     5.38%
                                               --------  --------   --------  --------   --------  --------   --------  --------
  Total mortgage-backed securities                1,022     4.40%        --      0.00%        --      0.00%     25,360     5.02%

  Total securities available-for-sale --
    Carrying Value                             $  1,022     4.40%   $    --      0.00%   $    --      0.00%   $ 32,651     4.81%
                                               ---------------------------------------------------------------------------------
  Total securities available-for-sale --
    Amortized Cost                             $    989     4.40%   $    --      0.00%   $    --      0.00%   $ 31,758     4.80%
                                               ---------------------------------------------------------------------------------

                                                             Available-for-sale at March 31, 2003
                                               ------------------------------------------------------------
                                                   Over Ten
                                                 to Twenty Years     Over Twenty Years         Total
                                               ------------------------------------------------------------
                                                         Weighted             Weighted             Weighted
                                               Carrying   Average   Carrying   Average   Carrying   Average
                                                Value      Yield     Value      Yield     Value      Yield
                                               ------------------------------------------------------------
AVAILABLE-FOR-SALE:
------------------
  US Government securities                     $  6,515     4.00%   $    --      0.00%   $ 13,806     4.27%
  Mortgage backed securities:
       Freddie Mac                                9,882     4.50%        --      0.00%     18,475     4.40%
       Fannie Mae                                24,271     4.67%        --      0.00%     42,060     4.95%
                                               --------  --------   --------  --------   --------  --------
  Total mortgage-backed securities               34,153     4.62%        --      0.00%     60,535     4.78%

  Total securities available-for-sale --
    Carrying Value                             $ 40,668     4.52%   $    --      0.00%     74,341     4.65%
                                               ------------------------------------------------------------
  Total securities available-for-sale --
    Amortized Cost                             $ 40,477     4.52%   $    --      0.00%     73,224     4.64%
                                               ------------------------------------------------------------


                                                                      Held-to-Maturity at March 31, 2003
                                               ---------------------------------------------------------------------------------
                                                                        Over One             Over Three           Over Five
                                                One Year or Less      to Three Years        to Five Years        to Ten Years
                                               ---------------------------------------------------------------------------------
                                                         Weighted             Weighted             Weighted             Weighted
                                               Carrying   Average   Carrying   Average   Carrying   Average   Carrying   Average
                                                Value      Yield     Value      Yield     Value      Yield     Value      Yield
                                               ---------------------------------------------------------------------------------
HELD-TO-MATURITY:
----------------
  Municipal Bonds                              $    --      0.00%   $    --      0.00%   $    --      0.00%   $    --      0.00%
  Mortgage backed securities:
       Freddie Mac                                  629     4.95%        --      0.00%        --      0.00%        --      0.00%
       Fannie Mae                                 3,191     5.25%      5,393     5.50%      2,762     5.83%        --      0.00%
                                               --------  --------   --------  --------   --------  --------   --------  --------
  Total mortgage-backed securities                3,820     5.20%      5,393     5.50%      2,762     5.83%        --      0.00%
  CMO's                                             --      0.00%        --      0.00%        --      0.00%        --      0.00%
                                               ---------------------------------------------------------------------------------
  Total securities held-to-maturity --
    Carrying Value                             $  3,820     5.20%   $  5,393     5.50%   $  2,762     5.83%   $    --      0.00%
                                               ---------------------------------------------------------------------------------
  Total securities held-to-maturity --
    Fair Market Value                          $  3,959     5.21%   $  5,587     5.50%   $  2,893     5.82%   $    --      0.00%
                                               ---------------------------------------------------------------------------------


                                                              Held-to-Maturity at March 31, 2003
                                               ------------------------------------------------------------
                                                   Over Ten
                                                 to Twenty Years     Over Twenty Years         Total
                                               ------------------------------------------------------------
                                                         Weighted             Weighted             Weighted
                                               Carrying   Average   Carrying   Average   Carrying   Average
                                                Value      Yield     Value      Yield     Value      Yield
                                               ------------------------------------------------------------
HELD-TO-MATURITY:
----------------
  Municipal Bonds                              $    220     5.38%   $  1,113     6.16%   $  1,333     6.03%
  Mortgage backed securities:
       Freddie Mac                                  --      0.00%        --      0.00%        629     4.95%
       Fannie Mae                                 1,095     4.50%        --      0.00%     12,441     5.42%
                                               --------  --------   --------  --------   --------  --------
  Total mortgage-backed securities                1,095     4.50%        --      0.00%     13,070     5.40%
  CMO's                                              17     6.50%        --      0.00%         17     6.50%
                                               ------------------------------------------------------------
  Total securities held-to-maturity --
    Carrying Value                             $  1,332     4.67%     $ 1,113    6.16%     14,420     5.46%
                                               ------------------------------------------------------------
  Total securities held-to-maturity --
    Fair Market Value                          $  1,333     4.67%     $ 1,085    6.16%     14,857     5.46%
                                               ------------------------------------------------------------

ITEM 4. CONTROLS AND PROCEDURES

The Bank's Chief Executive Officer and Chief Financial Officer and other appropriate officers have evaluated the Bank's disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission's rules and forms, and have concluded that, although there are inherent limitations in all control systems and although we apply certain reasonable cost/benefit considerations to the design of our disclosure controls and procedures, as of March 31, 2003 those disclosure controls and procedures are effective.

There have been no changes in the Bank's internal controls or in other factors known to us that could significantly affect these controls subsequent to their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine, and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.


                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

At March 31, 2003, we were not engaged in any litigation, which in the opinion of management, after consultation with our legal counsel, would be material to the Bank.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     a. On January 15, 2003, the holding company issued a $4 million Junior Subordinated Deferrable Interest Debenture due January 14, 2033, to a business trust subsidiary which issued $4 million in trust preferred securities based upon this debenture and a guarantee from the Bank. Interest is payable quarterly at a rate of 6.87% for the first five years. The Debenture matures on January 14, 2033, and may be redeemed on or after January 31, 2008, or if certain conditions are met. The debenture and trust preferred securities provide that we have the right to elect to defer the payment of interest on the debenture and trust preferred securities for up to an aggregate of 20 quarterly periods; however, if the Bank should defer the payment of interest or default on the payment of interest on the debenture, we may not declare or pay any dividends on our common stock during any such period. The issuance of the debenture and the trust preferred securities were exempt from registration under the Securities Act pursuant to Section 4(2) there under. We utilized the proceeds of the debenture in connection with our purchase of the 400 Building and for future asset growth.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The Annual Meeting of Shareholders of First Mutual Bancshares, Inc. was held on April 24, 2003. The results of votes on the matter presented at the Meeting are as follows:

     The following individuals were elected as directors for the term noted:

                                        Votes         Votes
Director                Votes For      Withheld     Abstained       Term
--------                ---------      --------     ---------       ----

James J. Doud, Jr.      3,986,184       56,691       230,686       3 years
Richard S. Sprague      4,010,078       32,797       230,686       3 years
Robert C. Wallace       3,980,390       62,485       230,686       3 years

The terms of the Class III and I directors expire at the Annual Meeting of Shareholders for 2004 and 2005, respectively.

CLASS III DIRECTORS, term expires in 2004
-----------------------------------------
Mary Case Dunnam
George W. Rowley, Jr.
John R. Valaas

CLASS I DIRECTORS, term expires in 2005
---------------------------------------
Janine Florence
F. Kemper Freeman, Jr.
Victor E. Parker
Robert J. Herbold

The First Mutual Bancshares, Inc. Board of Directors also announced at the annual meeting that Robert J. Herbold had been elected by the Board to fill a newly created position for a tenth director, Class I, for the Boards of Directors of both the Company and the Bank. Mr. Herbold has accepted the position effective May 1, 2003.

After nearly seven years at Microsoft as COO, Herbold retired in February 2001 and is currently working part time for Microsoft as Executive Vice President assisting in the government, industry, and customer areas. He is a highly sought-after public speaker and is Managing Director of The Herbold Group LLC, a consulting company focused on improving profitability. Prior to joining Microsoft, Herbold spent 26 years at Procter & Gamble (NYSE: PG), culminating in five years as Senior Vice President, Advertising and Information Services. He has a Bachelor of Science degree from the University of Cincinnati, and both a Master's Degree in Mathematics and a Ph.D. in Computer Science from Case Western Reserve University. Herbold serves on the Board of Directors of Weyerhaeuser Corporation (NYSE: WY), Agilent Technologies (NYSE: A), and Cintas Corporation (NYSE:CTAS). He was also recently appointed by President Bush to the President's Council of Advisors on Science and Technology.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (3.1) Articles of Incorporation, Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 21, 2000.

     (3.2)  Amendment to Articles of Incorporation effective May 16, 2001.

     (3.3) Bylaws (as amended and restated), Incorporated by reference from the Form 10-K filed with the SEC on March 31, 2003.

     (11) Statement regarding computation of per share earnings. Reference is made to the Company's Consolidated Statements of Income attached hereto as part of Item I Financial Statements, which are incorporated herein by reference.

     (99.1) Certification by President and Chief Executive Officer Pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002

     (99.2) Certification by Executive Vice President and Principal Financial
            Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2003                     FIRST MUTUAL BANCSHARES, INC.


                                       /s/ John R. Valaas
                                       -----------------------------------
                                       John R. Valaas
                                       President and Chief Executive Officer


                                       /s/ Roger A. Mandery
                                       -----------------------------------
                                       Roger A. Mandery
                                       Executive Vice President
                                       (Principal Financial Officer)

                                  CERTIFICATION

I, John R. Valaas, President and Chief Executive Officer of the Company certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Mutual Bancshares, Inc.;

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

Date: May 15, 2003                    By: /s/ John R. Valaas
                                          ----------------------------------
                                          John R. Valaas
                                          President and Chief Executive Officer

                                  CERTIFICATION

I, Roger A. Mandery, Principal Financial Officer of the Company certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Mutual Bancshares, Inc;

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

Date: May 15, 2003                        By: /s/ Roger A. Mandery
                                              --------------------------
                                              Roger A. Mandery
                                              Principal Financial Officer