Form 10-K
FIRST MUTUAL BANCSHARES INC
filed 2003-05-23
CIK 1098337

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 8-K

CURRENT REPORT

Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

Date of Report (Date of earliest event reported): May 22, 2003

First Mutual Bancshares, Inc.

(exact name of registrant as specified it its charter)

Washington	000-28261	91-2005970
(State or other jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification Number)

400 108th AVENUE NE

BELLEVUE, WASHINGTON 98004

(425) 453-5301

(Address of principal executive offices, including zip code, and telephone number, Including area code)

Not applicable

(Former name or former address, if changed since last report)

Item 5. Other Events

On May 22, 2003 our Board of Directors declared a 10% stock dividend to be distributed on July 2, 2003, to shareholders of record on June 11, 2003. In addition, our Board approved a quarterly cash dividend of $0.07 per share which will have the same record and pay date. The cash dividend will be paid on the new shares issued in the stock dividend. Shareholders will receive 10 additional shares of common stock for every 100 shares currently owned. A cash payment will be made in lieu of fractional shares. First Mutual Bancshares, Inc. currently has 4.3 million shares outstanding, and will have approximately 4.7 million shares outstanding after payment of the stock dividend. The attached Press Release was released on May 22, 2003.

Item 7. Exhibits

99.1 Press Release, dated May 22, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIST MUTUAL BANCSHARES INCORPORATED

By: /s/ John R. Valaas
Its: President and CEO

Exhibit Index:
Exhibit

99.1	Press Release, dated May 22, 2003