Form 10-Q
period 2003-06-30
FIRST MUTUAL BANCSHARES INC
filed 2003-08-12
CIK 1098337

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

    (Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 2003

                                            OR

       [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from __________ to ___________


                        Commission File Number 005-57091




                          FIRST MUTUAL BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           WASHINGTON                                        91-2005970
--------------------------------------------------------------------------------
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                       Identification Number)


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

                   Yes [X]                      No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                   Yes [_]                      No [X]

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date. August 12, 2003    4,711,298
================================================================================

                          FIRST MUTUAL BANCSHARES, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                                  JUNE 30, 2003

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART I: FINANCIAL INFORMATION............................................    1
    Forward-Looking Statements Disclaimer................................    1
   Item 1. Financial Statements..........................................    1
             Critical Accounting Policies................................    2
   Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................   17
               General...................................................   17
               Results of Operations.....................................   17
                 Net Income..............................................   17
                 Net Interest Income.....................................   17
                 Other Operating Income..................................   20
                 Operating Expenses......................................   23
                 Key Financial Ratios....................................   25
               Financial Condition.......................................   25
               Asset Quality.............................................   27
               Portfolio Information.....................................   28
               Deposit Information.......................................   29
                 Business Segments.......................................   29
                   Consumer Lending......................................   30
                   Commercial Lending....................................   31
                   Investment Securities.................................   32
               Liquidity and Capital Reserves............................   33
               Banking Center Expansion..................................   34
   Item 3. Quantitative and Qualitative Disclosures About Market Risk....   35
   Item 4. Controls and Procedures.......................................   41
PART II: OTHER INFORMATION...............................................   42
   Item 1. Legal Proceedings.............................................   42
   Item 2. Changes in Securities and Use of Proceeds.....................   42
   Item 3. Defaults Upon Senior Securities...............................   42
   Item 4. Submission of Matters to a Vote of Security-Holders...........   42
   Item 5. Other Information.............................................   43
   Item 6. Exhibits and Reports on Form 8-K..............................   43
SIGNATURES...............................................................   44

PART I: FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS DISCLAIMER
-------------------------------------

Our Form 10-Q contains statements concerning anticipated future operations, trends, plans, capabilities, and prospects of First Mutual Bancshares, Inc. and First Mutual Bank (together, the "Bank") that are forward-looking statements for the purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include references to our expectations regarding future interest rate margins and the simulation effects of changes in interest rates on our income and expenses, our current intentions regarding the possible bulk sale of home improvement loans, our current belief about the quality of our loan portfolio, trends in income and expenses, the outlook for deposit growth and funding sources, and anticipated sales of investment securities; observations pertaining to the potential disparate movement of assets and liabilities, the anticipated benefits that may be realized by our purchase of our headquarters building and information based on our market risk models and analysis. Although we believe that the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, operations, and prospects, these forward-looking statements are subject to numerous uncertainties and risks, and actual events, results, and developments will ultimately differ from the expectations and may differ materially from those expressed or implied in such forward-looking statements. Factors which could affect actual results include economic conditions in our market area and the nation as a whole, interest rate fluctuations, the impact of competitive products, services, and pricing, credit risk management, our ability to control our costs and expenses, loan delinquency rates, and the legislative and regulatory changes affecting the banking industry. There are other risks and uncertainties that could affect us which are discussed from time to time in our filings with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We are not responsible for updating any such forward-looking statements.


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

Critical Accounting Policies
----------------------------

Various elements of the Bank's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates, and assumptions inherent in those policies, are critical to an understanding of the Bank's financial statements. These policies relate to the methodology for the determination of the provision and allowance for loan losses, deferred taxes, valuation of interest rate locks, valuation of stock options, amortization of deferred loan fees and costs, valuation and amortization of mortgage servicing rights, and valuation of repossessed assets and real estate held for sale. These policies and the judgments, estimates, and assumptions are described in greater detail in subsequent sections of the Management Discussion and Analysis and in the consolidated financial statements and footnotes thereto included in the Bank's annual report on Form 10-K for the year ended December 31, 2002. Management believes that the judgments, estimates, and assumptions used in the preparation of the financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates, and assumptions could result in material differences in the results of operations or financial condition.

Consolidated Financial Statements of the Company begin on page 3.

ITEM 1. FINANCIAL STATEMENTS


                          FIRST MUTUAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                  June 30,         December 31,
                                                    2003               2002
                                               -------------      -------------
ASSETS:                                                  (Unaudited)

CASH AND CASH EQUIVALENTS:
  Interest-earning deposits                    $         --       $   6,203,843
  Noninterest-earning demand deposits
    and cash on hand                               7,252,455          8,767,684
                                               -------------      -------------
                                                   7,252,455         14,971,527

MORTGAGE-BACKED AND OTHER SECURITIES
  AVAILABLE-FOR-SALE                              76,176,569         58,380,204

LOANS RECEIVABLE, HELD-FOR-SALE                   11,293,139         12,699,004

MORTGAGE-BACKED AND OTHER SECURITIES
   HELD-TO-MATURITY                               11,833,907         16,358,042

  LOANS RECEIVABLE                               673,655,558        622,374,515
  RESERVE FOR LOAN LOSSES                         (8,081,630)        (7,754,106)
                                               -------------      -------------
LOANS RECEIVABLE, net                            665,573,928        614,620,409

ACCRUED INTEREST RECEIVABLE                        3,540,766          3,435,343

LAND, BUILDINGS AND EQUIPMENT, net                23,297,935         10,964,441

FEDERAL HOME LOAN BANK (FHLB) STOCK,              10,755,900         10,443,200
     at cost
MORTGAGE SERVICING RIGHTS                             68,449             49,914

REAL ESTATE OWNED                                     39,733                --

OTHER ASSETS                                       1,354,179          3,373,168
                                               -------------      -------------
TOTAL                                          $ 811,186,960      $ 745,295,252
                                               =============      =============

                          FIRST MUTUAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Continued)


                                                  June 30,         December 31,
                                                    2003               2002
                                               -------------      -------------
                                                         (Unaudited)
LIABILITIES:
  Deposits:
    Money market deposit and
      checking accounts                        $ 152,296,100      $ 134,247,575
    Regular savings                                9,333,051          8,386,918
    Time deposits                                357,021,171        354,735,126
                                               -------------      -------------
               Total deposits                    518,650,322        497,369,619

  Drafts payable                                     805,119            369,034
  Accounts payable and other liabilities          14,597,251          8,080,632
  Advance payments by borrowers for
    taxes and insurance                            1,786,267          1,798,233
  FHLB advances                                  213,647,851        184,143,897
  Other advances                                     500,000            250,000
  Federal income taxes                               134,078                  -
  Trust preferred securities                      13,000,000          9,000,000
                                               -------------      -------------
               Total liabilities                 763,120,888        701,011,415

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value-
    Authorized, 10,000,000 shares
    Issued and outstanding, 4,711,177
    and 4,247,166 shares, respectively             4,711,177          4,247,166
  Additional paid-in capital                      33,443,981         24,028,610
  Retained earnings                                9,215,050         15,214,220
  Accumulated other comprehensive income:
    Unrealized gain(loss) on securities
    available-for-sale and interest rate
    swap, net of federal income tax                  695,864            793,841
                                               -------------      -------------
               Total stockholders' equity         48,066,072         44,283,837
                                               -------------      -------------
TOTAL                                          $ 811,186,960      $ 745,295,252
                                               =============      =============

                          FIRST MUTUAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                  Quarters ended June 30,        Six Months ended June 30,
                                               ----------------------------    ----------------------------
                                                   2003            2002            2003            2002
                                               ------------    ------------    ------------    ------------
                                                       (Unaudited)
INTEREST INCOME:
  Loans Receivable                             $ 11,239,837    $ 10,592,882    $ 22,193,670    $ 21,391,388
  Interest on AFS Securities                        689,844       1,086,279       1,337,041       1,860,487
  Interest on HTM Securities                        170,969         332,123         373,217         697,136
  Interest Other                                    176,390         159,819         381,174         308,277
                                               ------------    ------------    ------------    ------------
                                                 12,277,040      12,171,103      24,285,102      24,257,288

INTEREST EXPENSE:
  Deposits                                        2,959,303       3,575,374       6,030,311       7,154,508
  FHLB advances and other                         1,880,793       1,895,191       3,742,599       3,896,130
                                               ------------    ------------    ------------    ------------
                                                  4,840,096       5,470,565       9,772,910      11,050,638
                                               ------------    ------------    ------------    ------------

  Net interest income                             7,436,944       6,700,538      14,512,192      13,206,650

PROVISION FOR LOAN LOSSES                           325,000          85,000         460,000         135,000
                                               ------------    ------------    ------------    ------------
  Net interest income, after provision
  for loan losses                                 7,111,944       6,615,538      14,052,192      13,071,650

OTHER OPERATING INCOME:
  Gain on sales of loans                            183,792         205,809         379,057         457,524
  Servicing fees, net of amortization                14,663          29,791          29,497          52,341
  Gain on sales of investments                       86,454         157,443         473,523         157,443
  Fees on deposits                                  127,978         127,582         251,288         229,892
  Other                                             470,302         227,767         735,527         515,135
                                               ------------    ------------    ------------    ------------
   Total other operating income                     883,189         748,392       1,868,892       1,412,335


BALANCE, carried forward                          7,995,133       7,363,930      15,921,084      14,483,985

                          FIRST MUTUAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Continued)

                                                  Quarters ended June 30,        Six Months ended June 30,
                                               ----------------------------    ----------------------------
                                                   2003            2002            2003            2002
                                               ------------    ------------    ------------    ------------
                                                       (Unaudited)                     (Unaudited)
BALANCE, brought forward                       $  7,995,133    $  7,363,930    $ 15,921,084    $ 14,483,985

OPERATING EXPENSES:
  Salaries and employee benefits                  3,014,391       2,710,325       5,986,883       5,187,412
  Occupancy                                         571,696         558,559       1,160,012       1,137,240
  Other                                           1,342,462       1,200,124       2,553,887       2,286,356
                                               ------------    ------------    ------------    ------------

  Total other operating expenses                  4,928,549       4,469,008       9,700,782       8,611,008
                                               ------------    ------------    ------------    ------------

  Income before federal income taxes              3,066,584       2,894,922       6,220,302       5,872,977

FEDERAL INCOME TAXES                              1,036,967         978,524       2,103,527       1,985,771
                                               ------------    ------------    ------------    ------------
NET INCOME                                        2,029,617       1,916,398       4,116,775       3,887,206
                                               ============    ============    ============    ============

PER SHARE DATA(1):

Basic earnings per common share                       $0.43           $0.33           $0.88           $0.68


Earnings per common share, assuming dilution          $0.42           $0.33           $0.85           $0.67


WEIGHTED AVERAGE SHARES OUTSTANDING               4,709,686       5,726,370       4,698,015       5,723,920
                                               ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING
  INCLUDING DILUTIVE STOCK OPTIONS                4,872,060(2)    5,841,556       4,842,794(2)    5,812,653
                                               ============    ============    ============    ============

(1) All per share data adjusted to reflect the 10% stock dividends issued May 8, 2002 and July 2, 2003.
(2) Weighted average shares outstanding including dilutive stock options have been adjusted upward 7,260 shares for second quarter 2003 and 3,630 shares for the first six months of 2003 due to the discovery of an administrative error in our stock options software.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                    Common stock          Additional
                                              -------------------------    Paid-In       Retained
                                                 Shares        Amount      Capital       Earnings
                                              -----------   -----------   -----------   -----------
BALANCE, December 31, 2000                      4,671,286   $ 4,671,286   $31,118,545   $10,140,569
                                              ===========   ===========   ===========   ===========
 Options exercised, including tax
  benefit of $117,015                              54,680        54,680       292,751
 Repayment of ESOP debt
 Cash dividends declared ($0.22 per share)                                               (1,036,847)
 Comprehensive income:
  Net income                                                                              6,922,131
  Other comprehensive income(loss)--Change
   in unrealized gain/(loss) on securities
   available-for-sale, net of federal
   income tax
                                              -----------   -----------   -----------   -----------
BALANCE, December 31, 2001                      4,725,966   $ 4,725,966   $31,411,296   $16,025,853
                                              ===========   ===========   ===========   ===========
 Options exercised, including tax benefit
  of $169,903                                      67,573        67,573       551,848
 Retirement of shares repurchased              (1,019,256)   (1,019,256)  (13,963,793)     (815,419)
 10% stock dividend                               472,883       472,883     6,029,259    (6,502,142)
 Cash dividends declared ($0.28 per share)                                               (1,291,442)
 Comprehensive income:
  Net income                                                                              7,797,370
  Other comprehensive income(loss)--Change
   in unrealized gain/(loss) on securities
   available-for-sale, and interest rate
   swap, net of federal income tax
                                              -----------   -----------   -----------   -----------
BALANCE, December 31, 2002                      4,247,166   $ 4,247,166   $24,028,610   $15,214,220
                                              ===========   ===========   ===========   ===========
 Options exercised, including tax benefit
  of $133,773                                      34,524        34,524       337,418
 Issuance of stock through employees'
  stock plans                                       1,386         1,386        23,617
 10% stock dividend                               428,101       428,101     9,054,336    (9,482,437)
 Cash dividends declared ($0.14 per share)                                                 (633,508)
 Comprehensive income:
  Net income                                                                              4,116,775
  Other comprehensive income(loss)--Change
   in unrealized gain/(loss) on securities
   available-for-sale, and interest rate
   swap, net of federal income tax
                                              -----------   -----------   -----------   -----------
BALANCE, June 30, 2003                        $ 4,711,177   $ 4,711,177   $33,443,981   $ 9,215,050
                                              ===========   ===========   ===========   ===========



                                            Employee Stock  Accumulated
                                               Ownership   Comprehensive
                                               Plan Debt    Income (Loss)    Total
                                              -----------   -----------   -----------

BALANCE, December 31, 2000                    $   (97,821)  $    84,692   $45,917,271
                                              ===========   ===========   ===========
 Options exercised, including tax
  benefit of $117,015                                                         347,431
 Repayment of ESOP debt                            97,821                      97,821
 Cash dividends declared ($0.22 per share)                                 (1,036,847)
 Comprehensive income:
  Net income                                                                6,922,131
  Other comprehensive income(loss)--Change
   in unrealized gain/(loss) on securities
   available-for-sale, net of federal
   income tax                                                  (276,510)     (276,510)
                                              -----------   -----------   -----------
BALANCE, December 31, 2001                    $       --    $  (191,818)  $51,971,297
                                              ===========   ===========   ===========
 Options exercised, including tax benefit
  of $169,903                                                                 619,421
 Retirement of shares repurchased                                         (15,798,468)
 10% stock dividend                                                               --
 Cash dividends declared ($0.28 per share)                                 (1,291,442)
 Comprehensive income:
  Net income                                                                7,797,370
  Other comprehensive income(loss)--Change
   in unrealized gain/(loss) on securities
   available-for-sale, and interest rate
   swap, net of federal income tax                              985,659       985,659
                                              -----------   -----------   -----------
BALANCE, December 31, 2002                    $       --    $   793,841   $44,283,837
                                              ===========   ===========   ===========
 Options exercised, including tax benefit
  of $133,773                                                                 371,942
 Issuance of stock through employees'
  stock plans                                                                  25,003
 10% stock dividend                                                               --
 Cash dividends declared ($0.14 per share)                                   (633,508)
 Comprehensive income:
  Net income                                                                4,116,775
  Other comprehensive income(loss)--Change
   in unrealized gain/(loss) on securities
   available-for-sale, and interest rate
   swap, net of federal income tax                              (97,977)      (97,977)
                                              -----------   -----------   -----------
BALANCE, June 30, 2003                        $       --    $   695,864   $48,066,072
                                              ===========   ===========   ===========

                          FIRST MUTUAL BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Six months ended June 30,
                                                            -------------------------
                                                                2003          2002
                                                            -----------   -----------
                                                                   (Unaudited)
OPERATING ACTIVITIES:
  Net income                                                $ 4,116,775   $ 3,887,206
  Adjustments to reconcile net income to net cash
   from operating activities:
    Provision for loan losses                                   460,000       135,000
    Depreciation and amortization                               516,993       414,912
    Deferred loan origination fees, net of accretion           (658,069)     (195,942)
    Amortization of mortgage servicing rights                    26,758        21,993
    Gain on sales of loans                                     (379,057)     (457,523)
    Gain on sale of securities available-for-sale              (473,523)     (157,443)
    FHLB stock dividends                                       (312,700)     (293,700)
    Changes in operating assets & liabilities:
      Loans receivable held-for-sale                          1,405,865     2,653,496
      Accrued interest receivable                              (105,423)      (75,834)
      Other assets                                             (297,401)   (1,209,999)
      Drafts payable                                            436,085       649,033
      Accounts payable and other liabilities                  8,930,031     2,736,732
      Advance payments by borrowers for taxes and
       insurance                                                (11,966)      123,914
                                                            -----------   -----------

  Net cash provided by operating activities                  13,654,368     8,231,845
                                                            -----------   -----------


INVESTING ACTIVITIES:
  Loan originations                                        (168,157,504) (123,697,916)
  Loan principal repayments                                  98,674,299    92,765,138
  Increase in undisbursed loan proceeds                      19,597,030     8,141,329
  Principal repayments & redemptions on
    mortgage-backed and other securities                     26,670,861     7,440,951
  Purchase of securities held-to-maturity                    (1,098,881)     (250,000)
  Purchase of securities available-for-sale                 (57,704,405)  (39,526,461)
  Purchases of premises and equipment                       (12,829,840)   (1,063,189)
  Purchase of FHLB stock                                            --        (62,600)
  Proceeds from sale of securities                           18,773,622    10,787,110
                                                            -----------   -----------

   Net cash (used) by investing activities                  (76,074,818)  (45,465,638)

                          FIRST MUTUAL BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                            Six months ended June 30,
                                                            -------------------------
                                                                2003          2002
                                                            -----------   -----------
                                                                   (Unaudited)
FINANCING ACTIVITIES:
     Net increase in deposit accounts                        15,535,782    39,194,782
     Interest credited to deposit accounts                    5,744,921     7,001,231
     Proceeds from trust preferred securities                 4,000,000     9,000,000
     Issuance of stock through employees's stock plans           25,003           --
     Proceeds from advances                                 271,343,754   124,158,892
     Repayment of advances                                 (241,589,800) (146,532,300)
     Dividends paid                                            (596,451)     (661,985)
     Proceeds from exercise of stock options                    238,169        58,609
                                                            -----------   -----------
     Net cash provided by financing activities               54,701,378    32,219,229
                                                            -----------   -----------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                  (7,719,072)   (5,014,564)

CASH & CASH EQUIVALENTS:
  Beginning of year                                          14,971,527    14,615,303
                                                            -----------   -----------
  End of quarter                                              7,252,455     9,600,739
                                                            ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Loans originated for mortgage banking activities        45,232,764    33,389,528
                                                            ===========   ===========
     Loans originated for investment activities             168,157,504   123,697,916
                                                            ===========   ===========
     Proceeds from sales of loans held-for-sale              46,638,629    36,043,024
                                                            ===========   ===========
     Cash paid during the six months ended June 30 for:
            Interest                                          9,924,360    11,018,064
                                                            ===========   ===========
            Income taxes                                      2,028,000     1,540,000
                                                            ===========   ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING ACTIVITIES:

     Loans securitized into securities
       available-for-sale                                   $      --     $14,485,309

     Loans transferred to real estate
       held-for-sale, net                                   $    39,733   $      --

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

Stock-Based Compensation Plans - Statement of Financil Accounting Standards
(SFAS) No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, became effective for financial statements for fiscal years ending after December 15, 2002. The new accounting standard amends APB Opinion No. 28, Interim Financial Reporting and SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based compensation and to require disclosures about those effects in interim financial information. Management has elected to continue to use the intrinsic value method of accounting and as a result the provisions of this statement are not expected to have a material effect on the Bank's financial position or results of operations.

At June 30, 2003, the Bank had three stock-based employee/director compensation plans, which are described more fully in the 2002 annual report. The plans are accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee or director compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, had been adopted.

                                               Quarters Ended June 30,       Years Ended June 30,
                                              -------------------------   -------------------------
                                                  2003          2002          2003          2002
                                              -----------   -----------   -----------   -----------
Net Income, as reported                       $ 2,029,617   $ 1,916,398   $ 4,116,775   $ 3,887,206
Deduct:  Total stock-based employee/
     director compensation expense
     determined under fair value based
     method for all awards, net of related
     tax effects                                  (56,053)      (25,138)     (104,913)      (48,110)
                                              -----------   -----------   -----------   -----------
Pro forma net income                          $ 1,973,564   $ 1,891,260   $ 4,011,862   $ 3,839,096
                                              ===========   ===========   ===========   ===========

Earnings per share:

     Basic - as reported                           $ 0.43        $ 0.33        $ 0.88        $ 0.68
     Basic - pro forma                             $ 0.42        $ 0.33        $ 0.85        $ 0.67

     Diluted - as reported                         $ 0.42        $ 0.33        $ 0.85        $ 0.67
     Diluted - pro forma                           $ 0.41        $ 0.32        $ 0.83        $ 0.66

Weighted average shares outstanding:

     Basic                                      4,709,686     5,726,370     4,698,015     5,723,920
     Diluted                                    4,872,060     5,841,556     4,842,794     5,812,653

The compensation expense included in the pro forma net income and net income per share figures in the previous table are not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards generally are made each year.

NOTE 2.
MORTGAGE-BACKED AND OTHER SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair value of securities available-for-sale at June 30, 2003, and December 31, 2002 are summarized as follows:

                                            Gross         Gross       Estimated
                            Amortized     unrealized    unrealized      fair
                              cost           gains        losses        value
                           -----------   -----------   -----------   -----------
JUNE 30, 2003:
Freddie Mac securities     $17,565,877     $ 377,897   $       --    $17,943,774
Fannie Mae securities       45,788,433     1,110,632        12,500    46,886,565
US agency securities        10,979,198       367,032           --     11,346,230
                           -----------   -----------   -----------   -----------
                           $74,333,508   $ 1,855,561   $    12,500   $76,176,569
                           ===========   ===========   ===========   ===========

DECEMBER 31, 2002:
Freddie Mac securities     $ 4,085,161     $ 175,273   $       --    $ 4,260,434
Fannie Mae securities       39,485,379     1,553,171           --     41,038,550
US agency securities        12,963,967       117,253           --     13,081,220
                           -----------   -----------   -----------   -----------
                           $56,534,507   $ 1,845,697   $       --    $58,380,204
                           ===========   ===========   ===========   ===========


NOTE 3.
MORTGAGE-BACKED AND OTHER SECURITIES HELD-TO-MATURITY

The amortized cost and estimated fair value of mortgage-backed and other securities are summarized as follows:

                                            Gross         Gross       Estimated
                            Amortized     unrealized    unrealized      fair
                               cost         gains         losses        value
                           -----------   -----------   -----------   -----------
JUNE 30, 2003:
Fannie Mae securities      $ 9,869,753   $   370,031   $       --    $10,239,784
Freddie Mac securities         623,562        12,997           --        636,559
Municipal bonds              1,330,318         4,770         9,075     1,326,013
REMICS                          10,274            50           --         10,324
                           -----------   -----------   -----------   -----------
                           $11,833,907   $   387,848   $     9,075   $12,212,680
                           ===========   ===========   ===========   ===========

DECEMBER 31, 2002:
Fannie Mae securities      $14,265,994   $   594,144   $       --    $14,860,138
Freddie Mac securities         729,270        14,146           --        743,416
Municipal bonds              1,337,161           --         40,936     1,296,225
REMICs                          25,617           468           --         26,085
                           -----------   -----------   -----------   -----------
                           $16,358,042   $   608,758   $    40,936   $16,925,864
                           ===========   ===========   ===========   ===========

NOTE 4.
NONPERFORMING ASSETS

The Bank had nonperforming assets as follows:
                                                     June 30,    December 31,
                                                       2003          2002
                                                   ----------     ----------
Nonperforming loans                                $  882,044     $2,073,525
Real estate and repossessed assets held-for-sale       52,921         45,188
                                                   ----------     ----------
Total Nonperforming Assets                         $  934,965     $2,118,713
                                                   ==========     ==========

At June 30, 2003, and December 31, 2002, the Bank had two impaired loans totaling $16,684, defined under Statement of Financial Accounting Standards
(SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan."



NOTE 5.
EARNINGS PER SHARE

Basic earnings per share (EPS) is computed by dividing net income by the weighted-average number of shares outstanding during the year. Diluted EPS reflects the potential dilutive effect of stock options and is computed by dividing net income by the weighted-average number of shares outstanding during the year, plus the dilutive common shares that would have been outstanding had the stock options been exercised.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for quarters ending June 30, 2003, and June 30, 2002:

                                                               Income       Shares       Per share
                                                            (numerator)  (denominator)     amount
                                                            ---------------------------------------
Quarter ended June 30, 2003
---------------------------
        Basic EPS:
               Income available to common shareholders      $ 2,029,617     4,709,686        $ 0.43
                                                                                        ===========

         Effect of dilutive stock options                           --        162,374
                                                            -----------   -----------
         Diluted EPS:
               Income available to common shareholders
                  plus assumed stock options exercised      $ 2,029,617     4,872,060        $ 0.42
                                                            =======================================


Six months ended June 30, 2003
------------------------------
        Basic EPS:
               Income available to common shareholders      $ 4,116,775     4,698,015        $ 0.88
                                                                                        ===========

         Effect of dilutive stock options                           --        144,779
                                                            -----------   -----------
         Diluted EPS:
               Income available to common shareholders
                  plus assumed stock options exercised      $ 4,116,775     4,842,794        $ 0.85
                                                            =======================================

Quarter ended June 30, 2002
---------------------------
        Basic EPS:
               Income available to common shareholders      $ 1,916,398     5,726,370        $ 0.33
                                                                                        ===========

         Effect of dilutive stock options                           --        115,186
                                                            -----------   -----------
         Diluted EPS:
               Income available to common shareholders
                  plus assumed stock options exercised      $ 1,916,398     5,841,556        $ 0.33
                                                            =======================================

Six months ended June 30, 2002
------------------------------
        Basic EPS:
               Income available to common shareholders      $ 3,887,206     5,723,920        $ 0.68
                                                                                        ===========

         Effect of dilutive stock options                           --         88,733
                                                            -----------   -----------
         Diluted EPS:
               Income available to common shareholders
                  plus assumed stock options exercised      $ 3,887,206     5,812,653        $ 0.67
                                                            =======================================

NOTE 6.
RATE VOLUME ANALYSIS
(Dollars in thousands)

                                                   SECOND QUARTER 2003               SIX MONTHS ENDED JUNE 30, 2003
                                                            VS                                     VS
                                                   SECOND QUARTER 2002               SIX MONTHS ENDED JUNE 30, 2002
                                                INCREASE (DECREASE) DUE TO             INCREASE (DECREASE) DUE TO

                                                                       TOTAL                                  TOTAL
                                             VOLUME        RATE        CHANGE       VOLUME        RATE        CHANGE
-------------------------------------------------------------------------------   ------------------------------------
INTEREST INCOME
  Investments:
     Available-for-sale securities         $      (27)        (369)        (396)  $      128         (651)        (523)
     Held-to-maturity securities                 (127)         (36)        (163)        (268)         (58)        (326)
     Other equity investments                       2           14           16           15           57           72
                                           -------------------------------------  ------------------------------------
       Total investments                         (152)        (391)        (543)        (125)        (652)        (777)
                                           -------------------------------------  ------------------------------------

  Loans:
     Residential                           $      362         (114)         248   $      590         (316)         274
     Residential construction                     291          (69)         222          564          (10)         554
     Multifamily                                  205         (364)        (159)         416         (752)        (336)
     Multifamily construction                     (35)          42            7         (102)          27          (75)
     Commercial real estate and business          409         (472)         (63)         859       (1,162)        (303)
     Commercial real estate construction          (19)         (43)         (62)         (23)         (18)         (41)
     Consumer & other                             422           33          455          755          (28)         727
                                           -------------------------------------  ------------------------------------
       Total loans                              1,635         (987)         648        3,059       (2,259)         800
                                           -------------------------------------  ------------------------------------

            Total interest income               1,483       (1,378)         105        2,934       (2,911)          23

INTEREST EXPENSE
  Deposits:
     Money market deposit and checking     $      143         (139)           4   $      251         (224)          27
     Regular savings                                3          (10)          (7)           5          (19)         (14)
     Time deposits                                118         (732)        (614)         458       (1,599)      (1,141)
                                           -------------------------------------  ------------------------------------
       Total deposits                             264         (881)        (617)         714       (1,842)      (1,128)

  FHLB advances and other                         466         (480)         (14)         487         (641)        (154)
                                           -------------------------------------  ------------------------------------
       Total interest expense                     730       (1,361)        (631)       1,201       (2,483)      (1,282)

        Net interest income                $      753          (17)         736   $    1,733         (428)       1,305
                                           =====================================  ====================================

NOTE 7.
SEGMENTS

The management reporting process measures the performance of the operating segments based on the management structure of the Bank and is not necessarily comparable with similar information for any other financial institution. The operating segments are defined by product type and customer segments. We continue to enhance our segment reporting process methodologies. These methodologies are based on the management reporting process, which assigns certain balance sheet and income statement items to the responsible operating segment. New methodologies that are applied to the measurement of segment profitability include:

     A funds transfer pricing system, which allocates actual net interest income between funds users and is based upon the funding needs and the relative duration of the loans or securities within each segment.

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

     CONSUMER LENDING - Consumer lending includes residential and home equity lending, direct consumer loans, and consumer dealer financing contracts (Sales Finance). Residential lending offers loans to borrowers to purchase, refinance, or build homes secured by one-to-four-unit family dwellings. Consumer loans include lines of credit and loans for purposes other than home ownership. In addition, this segment also sells conforming residential loans into the secondary market. We may choose to retain or sell the right to service the loans sold (i.e., collection of principal and interest payments) depending upon market conditions.

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

Financial information for the Bank's segments is shown below for June 30, 2003, 2002 and 2001:

                                                          CONSUMER       COMMERCIAL     INVESTMENT
QUARTER ENDED JUNE 30:                                     LENDING         LENDING      SECURITIES        TOTALS
----------------------                                  -----------     -----------     -----------     -----------
Interest income                                 2003    $ 3,814,068     $ 7,425,655     $ 1,037,317     $12,277,040
                                                2002      2,874,064       7,718,607       1,578,432      12,171,103
                                                2001      3,202,322       8,577,888       1,662,730      13,442,940

Interest Expense                                2003      1,398,265       2,541,249         900,582       4,840,096
                                                2002      1,230,753       2,968,912       1,270,900       5,470,565
                                                2001      1,947,901       4,666,613       1,544,580       8,159,094

Net Interest Income                             2003      2,415,803       4,884,406         136,735       7,436,944
                                                2002      1,643,311       4,749,695         307,532       6,700,538
                                                2001      1,254,421       3,911,275         118,150       5,283,846

Provision for loan losses                       2003        119,130         205,870             --          325,000
                                                2002         25,993          59,007             --           85,000
                                                2001         15,455          34,545             --           50,000

Net interest income, after provision            2003      2,296,673       4,678,536         136,735       7,111,944
 for loan losses                                2002      1,617,318       4,690,688         307,532       6,615,538
                                                2001      1,238,966       3,876,730         118,150       5,233,846

Other operating income                          2003        352,381         394,703         136,105         883,189
                                                2002        267,253         293,826         187,313         748,392
                                                2001        472,429         222,015         174,287         868,731

Other operating expense                         2003      2,019,261       2,616,509         292,779       4,928,549
                                                2002      1,502,689       2,614,069         352,250       4,469,008
                                                2001      1,303,342       1,992,484         204,248       3,500,074

Income before federal income taxes              2003        629,793       2,456,730         (19,939)      3,066,584
                                                2002        381,882       2,370,445         142,595       2,894,922
                                                2001        408,053       2,106,261          88,189       2,602,503

Federal income taxes                            2003        214,130         835,288         (12,451)      1,036,967
                                                2002        129,840         805,951          42,733         978,524
                                                2001        138,738         716,129          25,570         880,437

Net income                                      2003        415,663       1,621,442          (7,488)      2,029,617
                                                2002        252,042       1,564,494          99,862       1,916,398
                                                2001        269,315       1,390,132          62,619       1,722,066

Total Interest Earning assets                   2003    230,118,377     454,294,846      98,766,377     783,179,600
 (ending period balances)                       2002    160,233,123     434,946,950     107,698,115     702,878,188
                                                2001    151,434,161     405,300,361      97,800,475     654,534,997

NOTE 7.
SEGMENTS (CONTINUED)

                                                          CONSUMER       COMMERCIAL     INVESTMENT
YEAR-TO-DATE ENDED JUNE 30:                                LENDING         LENDING      SECURITIES        TOTALS
---------------------------                             -----------     -----------     -----------     -----------
Interest income                                 2003    $ 7,375,089     $14,818,332     $ 2,091,681     $24,285,102
                                                2002      5,763,572      15,627,414       2,866,302      24,257,288
                                                2001      6,085,660      17,282,370       3,684,298      27,052,328

Interest Expense                                2003      2,780,110       5,211,693       1,781,107       9,772,910
                                                2002      2,528,440       6,116,944       2,405,254      11,050,638
                                                2001      3,775,551       9,509,999       3,323,866      16,609,416

Net Interest Income                             2003      4,594,979       9,606,639         310,574      14,512,192
                                                2002      3,235,132       9,510,470         461,048      13,206,650
                                                2001      2,310,109       7,772,371         360,432      10,442,912

Provision for loan losses                       2003        165,554         294,446             --          460,000
                                                2002         41,448          93,552             --          135,000
                                                2001         81,913         183,087             --          265,000

Net interest income, after provision            2003      4,429,425       9,312,193         310,574      14,052,192
 for loan losses                                2002      3,193,684       9,416,918         461,048      13,071,650
                                                2001      2,228,196       7,589,284         360,432      10,177,912

Noninterest income                              2003        654,869         636,400         577,623       1,868,892
                                                2002        583,442         617,712         211,181       1,412,335
                                                2001      1,354,230         413,958         671,514       2,439,702

Noninterest expense                             2003      4,000,564       5,125,697         574,521       9,700,782
                                                2002      2,956,456       5,012,363         642,189       8,611,008
                                                2001      2,507,400       4,125,240         531,015       7,163,655

Income before federal income taxes              2003      1,083,730       4,822,896         313,676       6,220,302
 and cumulative effect of adoption of           2002        820,670       5,022,267          30,040       5,872,977
 New  Accounting principle                      2001      1,075,026       3,878,002         500,931       5,453,959

Federal income taxes                            2003        368,468       1,639,785          95,274       2,103,527
                                                2002        279,028       1,707,571            (828)      1,985,771
                                                2001        365,509       1,318,520         161,478       1,845,507

Income before Cumulative Effect of Adoption     2003        715,262       3,183,111         218,402       4,116,775
 of New Accounting Principle                    2002        541,642       3,314,696          30,868       3,887,206
                                                2001        709,517       2,559,482         339,453       3,608,452

Cumulative effect of Adoption of New            2003            --              --              --              --
 Accounting Principle, net of federal           2002            --              --              --              --
 income tax                                     2001       (155,247)            --              --         (155,247)

Net income                                      2003        715,262       3,183,111         218,402       4,116,775
                                                2002        541,642       3,314,696          30,868       3,887,206
                                                2001        554,270       2,559,482         339,453       3,453,204

Total Interest Earning assets (Averages)        2003    218,447,244     455,330,680      99,642,261     773,420,185
                                                2002    153,146,576     424,580,671     105,565,733     683,292,980
                                                2001    149,448,730     394,644,194     109,856,408     653,949,332

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

First Mutual Bank is a Washington-chartered savings bank subject to regulation by the State of Washington Department of Financial Institutions and the Federal Deposit Insurance Corporation ("FDIC"). The Bank conducts business from its headquarters in Bellevue, Washington, and has eleven full-service facilities located in Bellevue (3), Kirkland (2), Redmond, Seattle (2), Issaquah, Monroe, and Woodinville. The Bank also has income property loan production offices located in Bellingham and Tacoma, Washington and a consumer loan office located in Jacksonville, Florida. The Bank's business consists mainly of attracting deposits from the general public as well as wholesale funding sources, and investing those funds primarily in real estate loans, small and mid-sized business loans, and consumer loans.


RESULTS OF OPERATIONS
---------------------

         Net Income
         ----------

Net income increased 5.9%, from $1.92 million in the second quarter of 2002 to $2.03 million in the same period of 2003. Net interest income, after provision for loan losses, rose $496,000, and fee income increased $135,000. Partially offsetting the growth in revenue was a rise of $460,000 in operating expenses.

         Net Interest Income
         -------------------


Quarters Ended                  Net Interest Margin
--------------                  -------------------
June 30, 2002                          3.94%
September 30, 2002                     3.95%
December 31, 2002                      3.78%
March 31, 2003                         3.84%
June 30, 2003                          3.89%

Net interest income (after provision for loan loss) increased from $6.6 million to $7.1 million and $13.1 million to $14.1 million, for the three-and six-month periods ending June 30, 2003, as compared with the same periods in 2002. This year's growth in net interest income was primarily attributable to the higher level of earning assets in 2003 versus the prior year. Additionally, an increase in funding liabilities in excess of asset growth and a shift in the composition of those liabilities impacted the net interest margin and influenced net interest income.

Our earning assets rose to $776 million as of June 30, 2003, an increase of $80 million over the level on June 30, 2002, based on solid growth in the loan portfolio. Average earning assets increased by $85 million to $766 million, compared to $681 million for the quarter ended June 30, 2002. Loan balances, including loans held for sale, totaled $677 million as of the quarter end, net of an $8.1 million reserve for loan losses, up 15% from $588 million at June 30, 2002. The overall loan growth was driven by a substantial expansion in several different loan types. Most notably, permanent residential adjustable-rate loans rose by $28 million, or 47%, to $86 million; home improvement loans grew $22.6 million to $50 million, an increase of 81%; and custom construction loans increased $19 million, or 76%, to $45 million.

The loan portfolio growth was partially offset by a reduction in the level of securities holdings, as we remain reluctant to aggressively acquire fixed-rate investments in the current interest rate environment. Consequently, total securities held fell from $95 million at June 30, 2002 to $88 million at June 30, 2003. Included in the $88 million were $10 million in securities purchased but not-yet-funded. Funding for these securities is scheduled for August 2003. Were these not-yet-funded trades excluded from the portfolio, securities holdings would have totaled $78 million at June 30, 2003, an 18% decline from the prior year.

Asset growth was funded by increases in deposits and wholesale borrowings totaling nearly $89 million as compared to second quarter last year. This growth exceeded the $80 million increase in earning assets between June 30, 2002 and 2003, as additional borrowings helped facilitate fixed asset acquisitions, including $12 million for the First Mutual Center building (formerly the 400 Building) in the first quarter of 2003, and a 20% stock repurchase in mid 2002, which contributed to a reduction in stockholder equity from $56 million at June 30, 2002 to $48 million as of June 30, 2003.

The yield on earning assets declined to 6.21% for the quarter ended June 30, 2003, compared to 6.95% for the second quarter last year, a reduction of 0.74%, as adjustable-rate assets continued to reprice at 40-and 45-year historical low rates. These falling asset yields typically result in compression of banks' net interest margins, as adjustable-rate loans are systematic in their repricing, while time deposit rates tend to lag the downward movement in major rate indexes. As a result of the several factors detailed below, however, we were able to substantially reduce our overall cost of funds and minimize such effects.

As of June 30, 2002, deposits totaled $475 million, while Federal Home Loan Bank
(FHLB) and other wholesale borrowings totaled $169 million. Over the following year, deposit growth totaled 9%, or $44 million, bringing the level of total deposits to $519 million at June 30, 2003. Approximately 75% of this deposit growth was in checking and money market accounts, which contributed to the reduction in the overall cost of funds. Because we were unable to support the asset growth with this level of new deposits, we relied more heavily upon wholesale funds, particularly FHLB advances. We increased our wholesale borrowings 27% from year ago levels, to $214 million, in order to accommodate the additional assets. Consequently, wholesale borrowings accounted for a larger percentage of total fundings as of June 30, 2003 than at the end of the second quarter last year, with two primary implications for net interest income. First, as rates have fallen, time deposit rates have generally lagged the market indexes, and while deposit rates have begun to decline, they still frequently exceed the wholesale market rates for funding. As a result, increasing the relative level of wholesale borrowings in the current rate environment results in a lower cost of funds than relying on additional retail time deposits for funding. Secondly, on a forward-looking basis, as these wholesale borrowings are tied to major market indexes, they should reprice in a systematic fashion, similar to index-linked adjustable-rate loans. These borrowings also provide sufficient flexibility in their terms such that, when appropriate, we can coordinate the maturities and repricing dates of advances to coincide with the terms of our loans. This should contribute to a more stable net interest margin over time, relative to the margin compression and expansion that would occur were retail time deposits used as the funding mechanism.

With deposit pricing declining in response to the change in overall mix, combined with the additional use of wholesale funds, the cost of interest bearing liabilities totaled 2.50% for the quarter ended June 30, 2003, down 86 basis points from 3.36% in the second quarter of 2002. As a result of the interplay of these factors, net interest margin improved modestly from the previous quarter, from 3.84% to 3.89%, but remained below the second quarter 2002 level of 3.94%. The net interest margin remained below the prior year's level despite the greater reduction in liability cost than in asset yield, in part, because of the decline in shareholder equity due to the share repurchase last year.

Also affecting the net interest margin were interest rate floors embedded in the commercial real estate loan portfolio. As of the June 30, 2003 quarter end, approximately $153 million of the $402 million in loans in our commercial real estate portfolio were subject to interest rate floors, with an average floor rate of 7.20%. Of that $153 million, $113 million were subject to floors of 7.50% or greater. The majority of these loans are not subject to prepayment penalties, and their balances have declined. In June 2002, $200 million of the $383 million commercial portfolio included interest rate floors, with an average floor rate of 7.50%, with $179 million subject to floors of 7.50% or greater. While the level of such loans is falling on a monthly basis, with runoff of loans with 7.50% and higher floors having accelerated to approximately 5.5% per month in the most recent quarter, the presence of such floors at interest rates well above current market rates on a substantial percentage of the commercial loan portfolio has helped to offset the margin compression that arises from asset yields falling more rapidly than the cost of funds.


         Other Operating Income
         ----------------------

Other operating income consisted of the following:

                                       Three Months               Six Months
                                       Ended June 30             Ended June 30
                                       -------------             -------------

                                     2003         2002         2003          2002
                                  ----------   ----------   ----------   ----------
Home Improvement Loan Sale Gain   $   26,000   $  108,000   $   79,000   $  264,000
Residential Loan Sale Gain           158,000       98,000      300,000      194,000
                                  ----------   ----------   ----------   ----------
Gain on Sales of Loans:           $  184,000   $  206,000   $  379,000   $  458,000

Gain on Sales of Investments      $   86,000   $  157,000   $  474,000   $  157,000

Servicing Fees                    $   15,000   $   30,000   $   29,000   $   52,000

Fees on Deposits                  $  128,000   $  127,000   $  251,000   $  230,000

Other Income:
     Rental Income                   260,000       25,000      364,000       50,000
     Loan Prepayment Fees             63,000       41,000       68,000      142,000
     Visa/ATM Fee Income              23,000       14,000       39,000       28,000
     Other                           124,000      148,000      265,000      295,000
                                  ----------   ----------   ----------   ----------
   Subtotal                       $  470,000   $  228,000   $  736,000   $  515,000
                                  ----------   ----------   ----------   ----------

                                  ==========   ==========   ==========   ==========
TOTAL                             $  883,000   $  748,000   $1,869,000   $1,412,000
                                  ==========   ==========   ==========   ==========

Other operating income increased to $883,000 in the second quarter of 2003 as compared to $748,000 in the same quarter in 2002. Year-to-date other operating income rose from $1.4 million for the six months ended June 30, 2002, to $1.9 million for the like period this year. The 18% rise for the quarter and 32% for the first six months of the year were mainly attributable to the increase in rental income.

GAIN ON SALES OF LOANS. Gain on sales of loans totaled $184,000 for the quarter as compared to $206,000 for the second quarter ended June 30, 2002. Year-to-date gain on sales of loans declined $79,000 from $458,000 at the end of June last year to $379,000 this year. The difference between the two periods is largely the result of a decline in home improvement loan sales partially offset by an increase in residential loan sales.

HOME IMPROVEMENT LOAN SALES - Loan sales of home improvement loans have dropped sharply, from $3.7 million in the second quarter of 2002, to $954,000 in the most recent quarter. Year-to-date loan sales have fallen from $7.5 million last year to $3 million in the first half of 2003. The gains from those sales have decreased in a like manner. Fee income is down $82,000 on a quarter-to-quarter comparison and $185,000 year-over-year. In contrast to declining loan sales, loan originations year-to-date have risen 100%. Loan closings have increased by $10.4 million on a quarter-to-quarter basis and $15.9 million on a first-half of the year comparison. The drop in loan sales is attributable to our shift in the second half of last year to a preference from selling these loans to retaining them in our portfolio. As a result of that change in strategy, gains from loan sales have fallen for the last couple of quarters and will likely be diminimus in future periods.

Recently we initiated a re-evaluation of our policy of retaining most of the home improvement loans in our portfolio. Although our internal discussions are at the preliminary stage, we are considering a bulk sale of $10-$15 million initially, with additional sales in future quarters. We have not entered into a contract with a purchaser and since the policy change is only under initial consideration we may elect to continue our current strategy and not sell loans, other than on a diminutive basis. As there has been no change in the performance level of the home improvement loan portfolio, our interest in a possible sale of these loans is related to the utilization of capital and our sources of funds.

The home improvement loan function (Sales Finance Department) operates in 38 states and is divided geographically into the Western and Eastern Divisions. Although the Western Division, which lends primarily in the Northwest, has experienced increased loan closings, from $1.8 million per month in the second quarter of 2002 to $2.5 million this year, the rapid growth has occurred in the Eastern Division. Loan closings for that division were $1 million per month in the second quarter of 2002 rising to $3.8 million in the like quarter of this year. Although the trend for the Eastern Division has been dramatically upward for the last year, we anticipate that it will level off in the second half. The home improvement loan portfolio has grown from $26 million at June 30, 2002 to its current balance of $48 million. This portfolio constitutes only 7% of our total loan portfolio, but has accounted for about one third of the net loan growth year-to-date.

RESIDENTIAL LOAN SALES - Gains from the sale of residential loans rose $60,000, or 61%, on a quarter-to-quarter comparison. Year-to-date gains have increased by $106,000, or 55%. Residential loan sales (excluding loans securitized for the investment portfolio) rose $5.7 million, or 70%, in the second quarter of 2003 as compared to the same quarter last year. The year-to-date increase for 2003 is $15 million, or 82%, over last year. On a sequential quarterly basis, loan sales have increased from the first quarter of 2003. Sales in the second quarter were $13.9 million as compared to $8.2 million in the previous quarter. We anticipate that loan sales in the third quarter will occur within a range of $15 - $20 million.

GAIN ON SALES OF INVESTMENTS. Gain on sales of investments totaled $86,000 for the second quarter of 2003 as compared to $157,000 for the same quarter in 2002. Year-to-date the gains were $474,000 this year and $157,000 for the period ended June 30, 2002. Security sales for the second quarter of 2003 amounted to $4.8 million book value ($5.0 million par value) and $18.9 million ($23.6 million par value) for the first six months of the year. On a comparative basis, sales of investment securities for the second quarter and first half of 2002 totaled $11 million (book and par value), resulting in a gain of $131,000 (there were no sales in the first quarter of 2002). During the second quarter of 2002, the Bank also recognized a delayed payment of $26,000 on the sale of a limited liability partnership which was sold in 2001. Gains on security investment sales are opportunistic in nature, that is, we don't anticipate gains in our planning activities. When mortgage rates decline and loan prepayments increase, we often sell securities to realize the gains inherent in those securities before the underlying loans are prepaid at par.

To date in the third quarter, we have sold $7.0 million ($15 million par value) in securities with an expected gain of $203,000.

SERVICING FEES, NET OF AMORTIZATION. Servicing fees have decreased $15,000, or 50%, for the second quarter of 2003 as compared to the like quarter last year, due to a decline in the servicing portfolio and the mix of service fees that we receive on the current loans. The servicing portfolio totaled $52.3 million at June 30, 2003, as compared to $65.5 million a year ago. Year-to-date servicing fee income totaled $29,000 for the first six months of 2003 and $52,000 for the like period last year.

FEE INCOME ON DEPOSITS. Fee income from deposits is essentially unchanged on a quarter-to-quarter comparison, but up $21,000 on a year-to-date basis. Most of that increase is related to fees on checking accounts.

OTHER INCOME. Other income totaled $470,000 compared to $228,000 in the second quarter of last year. For the first six months of 2003, other income amounted to $736,000 as compared to $515,000 for the like period the previous year. The rise in other income is mainly due to the increases in rental income, loan prepayment fees (for the quarter only), and Visa/ATM Fee income.

In March 2003, we purchased our corporate headquarters in Bellevue, First Mutual Center (formerly the 400 Building), and as a result rental income in the second quarter of 2003, was $260,000 as compared to $25,000 last year. Year-to-date rental income is $364,000 this year versus $50,000 in 2002. We expect rental income from First Mutual Center to decline from $235,000 in the second quarter to $166,000 in the third quarter. A couple of our larger tenants are planning to vacate their space and we anticipate that it will take us about six months to re-lease their premises. Operating expenses for the quarter were $140,000, and our cost of funds associated with the building was $33,000. We also avoided about $180,000 in rental expense that we had previously paid to the former owners. Even with the reduced rental income forecast, we anticipate a benefit from the ownership of the building of $150,000 - $160,000 in pre-tax income in the third quarter.

Loan prepayment fees contributed $63,000 for the quarter and $68,000 year-to-date. The comparable figures for 2002 were $41,000 and $142,000, respectively. Loan prepayment fees can be erratic, as most of our loans do not carry a prepayment penalty. Those loans that do have a prepayment penalty are typically fixed-rate commercial real estate loans with three- to five-year terms.

Visa/ATM fee income increased $9,000, or 60%, on a quarterly basis, and $11,000, or 38%, on a year-to-date comparison. This income is generated from our customers' use of other institutions ATM machines as well as their use of debit cards that we issue through a third-party vendor. This income source has increased over last year due to the jump in new checking accounts. The number of business checking accounts increased by 56%, from 812 at June 30, 2002 to 1,264 as of June 30, 2003. Consumer checking accounts also increased from 4,247 in the second quarter of 2002 to 5,045 this year, a growth in the number of accounts of 798, or 19%. Over the past year we have placed a greater emphasis on the importance of attracting more checking accounts. We anticipate, as the number of checking accounts continues to grow, that this source of non-interest income will also increase.

         Operating Expenses
         ------------------

Salaries and Employee Benefits rose $304,000, or 11.2%, on a quarter-to-quarter comparison. On a year-to-date basis, the increase is 15.4%. This represents significant slowing in the rate of growth in this expense category. The equivalent figure in the first quarter of 2003 over the first quarter 2002 was 20%. A number of items contributed to our increased employee costs, including annual salary raises of 3.67%, a 21% growth in staff, a 28% rise in commission expense, and an increase in temporary help costs.

We have added 32 new employees in the last 12 months. The retail banking centers added eight new employees, three of whom were assigned to the new Woodinville location that opened for business July 1, 2003. New loan officers in the Residential, Income Property, and Sales Finance (home improvement) departments accounted for five of the new employees and the remaining 19 positions were assigned to various back-office support departments.

We are expanding our retail banking center network. The Woodinville office opened in July; the Sammamish Plateau office is scheduled for this fall; and two additional banking centers are planned for next year. We continue to recruit new loan officers and expect to further expand our Sales Finance Department.

Commission expense increased principally as a result of greater loan originations. Loan officer commissions totaled $392,000 for the second quarter of 2003, up from $308,000, or 28% for the same period last year. For the first six months of this year, commission expense was $743,000, up from $504,000, or 47%, the previous year. Loan originations have increased from $90 million to $110 million, a rise of 23% on a quarterly comparison and from $157 million to $213 million, or 36%, on a year-to-date basis. The growth in production was largely centered in the Residential and Consumer Lending Departments.

Our temporary staffing expenses have risen from $14,000 in the second quarter of last year to $70,000 this year. The year-to-date results are similar, increasing from $34,000 last year to $172,000 in 2003. Those costs include permanent employees hired on a temporary basis pending a review of their capabilities, and temporary staff employed for special projects such as the reorganization of our loan servicing departments. We expect those expenses to remain above last year's levels but to continue to decline from first and second quarter's expenses of $102,000 and $70,000, respectively, to a range of $40,000
- $60,000 per quarter.

Occupancy expenses are up $13,000, or 2%, on a quarter-to-quarter comparison. Our rent costs are down $148,000, or 75%, for the second quarter as compared to the like quarter last year, but our office building maintenance and repairs expense and utilities expenses are both up from last year. The office building maintenance and utilities costs increased $54,000 and $33,000, respectively. These changes in expenses are a result of the purchase of the First Mutual Center building in March of this year. The same is true for the year-to-date results. For the first six months of 2003, occupancy costs rose $23,000, or 2%. Costs associated with the repair and maintenance of our office buildings increased $71,000, or 87%, for the first two quarters of 2003 as compared to the same period last year. Utilities expense increased $47,000, or 126%, while rent expense has declined $200,000, or 50%, all as a result of the purchase of the corporate headquarters.

Other costs increased by $142,000, or 12%, from $1,200,000 in the second quarter of 2002 to $1,342,000 this year. On a year-to-date comparison, other expenses have risen by $268,000, or 12%, from $2.3 million to $2.6 million this year. The growth in expense was largely attributable to marketing and office supplies but was somewhat offset by the decline in telephone expense.

Our marketing costs have increased from $162,000 in the second quarter of 2002 to $242,000 this year. For the first two quarters of 2003, marketing expense rose from $252,000 last year to $401,000 this year. We believe that our current level of marketing support is adequate and we don't anticipate those expenses to grow materially from their present levels.

Office supply expense increased $71,000, or 85%, on a quarterly comparison and $94,000, or 60%, on a year-to-date comparison. The increase is largely a result of the rise in the need for preprinted forms used in the consumer loan origination process. Consumer loan originations, specifically home improvement loan originations, have increased in excess of 100% for both the second quarter and first six months of this year as compared to the like periods last year.

Telephone expense declined $95,000, or 110%, as compared to second quarter last year and $119,000, or 73%, for the first six months of this year. In the second quarter of this year, we received a $61,000 refund check from our long distance telephone service provider for excessive charges that have occurred over the past year. During this time we have been diligently working with this vendor to resolve this issue.

Key Financial Ratios
--------------------
The following tables provide additional comparative data regarding operating performance:

--------------------------------------------------------------------------------
Interest Rate Yield / Expense

                                           Quarters Ended June 30,
                                           2003              2002
                                           ----              ----
Interest Rate Yield:
     Investment securities                 4.55%             5.70%
     FHLB stock                            5.25%             6.00%
     Loans                                 6.41%             7.16%
Total interest rate yield on
interest-earning assets                    6.21%             6.95%

Interest Rate Expense:
     Deposits                              2.26%             3.03%
     Interest rate swap                    3.24%             0.00%
     Trust preferred securities            5.53%             0.00%
     Borrowings                            2.87%             4.23%
Total interest rate expense on
interest-bearing liabilities               2.50%             3.36%

Interest spread                            3.71%             3.59%

Net interest margin on
interest-earning assets                    3.89%             3.94%

--------------------------------------------------------------------------------
Return on average assets                   1.01%             1.09%
Return on average equity                  17.27%            13.99%
Average equity / average assets
                                           5.87%             7.79%
Annualized operating expenses /
average assets                             2.46%             2.54%
Efficiency Ratio                          59.24%            60.00%
--------------------------------------------------------------------------------


FINANCIAL CONDITION
-------------------

Assets. Assets increased 9%, from $745 million at year-end 2002 to $811 million as of June 30, 2003. The change in assets is principally the result of an increase in the loan and the investment securities portfolios and the purchase of the First Mutual Center building.

Loans. Loans receivable, including loans held-for-sale, rose from $635 million at year-end 2002 to $685 million, an increase of $50 million, or 7.9%, in six months. About 75% of that growth was from consumer and residential loans with the remaining 25% coming from commercial real estate and business banking loans.

The home improvement loans (Sales Finance) portfolio, year-to-date 2003, has grown at an annualized rate of 106%. In the second quarter of 2003, that portfolio increased at an annualized rate of 121%.

In a change of strategy several years ago, we decreased our focus on the sale of conforming residential loans and redirected our attention to custom construction and non-conforming residential permanent loans. This strategic change has provided strong loan growth in the residential portfolio at yields that exceed our ROE targets. Annualized growth in residential loans year-to-date is 34% and annualized growth in residential loans in the second quarter of 2003 was 36%. The annualized growth in the custom construction loan portfolio in the second quarter of 2003 was 60%. Custom construction loans are loans to qualified buyers who are building a home on land they either own or purchase at the time the loan is originated.

Business investment, as opposed to consumer activity, has been slow. Nonetheless, our Business Banking loan portfolio grew at an annualized pace of 12% in the first half of 2003 and an annualized pace of 14% in the second quarter of 2003.

Securities. We classify investment securities in one of the following categories: 1) trading, 2) available-for-sale, or 3) held-to-maturity. Securities classified as available-for-sale are reviewed regularly, and any unrealized gains or losses are recorded in the shareholders' equity account. At June 30, 2003, the balance of the unrealized gain, net of federal income taxes, was $696,000, of which $1,217,000 was the gain related to the securities available-for-sale which was partially offset by a loss of $521,000 related to the interest rate swap purchased in connection with the $9 million trust preferred securities issuance last year. The comparable figure for June 30, 2002 was a net unrealized gain of $794,000 ($1,200,000 gain related to the securities available-for-sale and a loss of $406,000 from the interest rate swap). Generally, for securities, falling interest rates will increase the amount recorded as unrealized gain, and rising rates will decrease any unrealized gains, as the market value of securities inversely adjusts to the change in interest rates. Just the opposite is true for interest rate swaps.

Security investments (available-for-sale and held-to-maturity) increased $13.3 million, or 17.8%, from December 31, 2002, to the end of the second quarter of 2003. During the quarter $15.0 million (book and par value) in securities were purchased; $4.8 million ($5.0 million par value) were sold; and $2.8 million ($2.7 million par value) matured or were called by the issuer. Ten million dollars of the security purchases that occurred during the second quarter do not settle until August 2003. These purchases were accounted for under "trade date accounting," meaning that the securities were recorded on our balance sheet on the date the trade occurred, which was in June 2003. The related net loss of $8,250 was also included in comprehensive income, in the equity section of the balance sheet as part of the securities available-for-sale mentioned previously. These purchases were largely intended to replace sold securities and the early repayment of principal. Subsequent to June 30, 2003 we have purchased $10 million in securities and sold $7 million ($15 million par value).

Liabilities. Deposits increased $21.3 million, or 4.3%, in the first six months of 2003, totaling $519 million as compared to $497 million at year-end 2002. This increase in deposits was used principally to fund the asset growth in the loan portfolio.

FHLB advances have increased $30 million from year-end 2002 to $214 million as of the end of the second quarter this year. As of June 30, 2003, we had the authority to borrow up to a total of $324 million in FHLB advances, subject to sufficient collateral to support those advances.

ASSET QUALITY
-------------

Provision and Reserve for Loan Losses. The provision for loan losses was $325,000 in the second quarter. Our provisions in prior quarters were $125,000, $650,000 and $135,000 in the fourth and third quarters of 2002 and the first quarter of 2003, respectively. The provision for loan losses reflects the amount deemed appropriate to produce an adequate reserve for possible loan losses inherent in the risk characteristics of the loan portfolio. In determining the provision, we considered the amount and type of new loans added to the portfolio, our level of non-performing loans, the amount of loans charged off, and the economic conditions that we currently operate within.

Our portfolio loans increased $19 million in the second quarter, with most of the growth attributable to our consumer and residential portfolios. Both of these portfolios continue to perform at a satisfactory level, and we do not anticipate any change in the foreseeable future.

Our non-performing assets dropped from $2.1 million at year-end 2002 to $935,000 at the end of the second quarter. The ratio of non-performing assets to total assets declined from 0.28% to 0.12%. The comparable ratio for other banks at March 31, 2003 is 0.86% (1). Net loans charged off for the quarter amounted to $73,000; we charged off $21,000 for the like quarter last year and $188,000 in all of 2002. Most of the charge-offs are related to our consumer loan portfolio, which would indicate that we should continue to expect an increase in the level of charge-offs if the consumer loan portfolio grows. Annualized charge-offs as a percentage of our total loan portfolio was 0.04%, compared to 0.81% for other financial institutions as of March 31, 2003 (1).

The local and national economies continue to be a concern to us. We believe, however, that economic conditions have not changed appreciably since the end of fourth quarter 2002.

The provision is determined at the end of each quarter when the makeup of the portfolio and economic conditions affecting the portfolio can be ascertained. At this time we believe the portfolio to be reasonably sound. Although we are concerned about the economy, we do not currently foresee any economic conditions developing in the next quarter that would require us to make an additional provision directly attributable to the economy. We still expect to provide for loan growth and any material change in the character of the portfolio.

(1) Source: First quarter 2003 FDIC Quarterly Banking Profile, All FDIC-Insured Institutions

Non-Performing Assets. Our exposure to non-performing loans and repossessed assets as of June 30, 2003 was:

         Non-Performing Assets                                           Amount
         ---------------------                                           ------

Single-Family residence, Eastern WA - No anticipated loss.             $  40,000
Two condos, Western WA - No anticipated loss.                            175,000
Four business loans - We anticipate that there may be a total
     loss with these loans in the third quarter.                         150,000
One custom construction loan, Western WA- No anticipated loss.           478,000
Eight consumer loans - No anticipated loss.                               54,000
Five consumer loans - We anticipate there may be a total loss with
     these loans in third quarter.                                        25,000
                                                                       ---------
Total Non-Performing Loans                                               922,000
We have seven items of repossessed property,
     principally spas and motorcycles.                                    13,000
                                                                       ---------
Total Non-Performing Assets                                            $ 935,000
                                                                       ---------


Subsequent to quarter-end, the $478,000 custom construction loan was paid in full. This loan represented 51% of our NPA balance at June 30, 2003.

The following table provides summary information concerning asset quality as of June 30, 2003 and December 31, 2002:

                                             June 30, 2003     December 31, 2002
                                             -------------     -----------------
Non-performing assets to total assets            0.12%               0.28%
Non-performing loans to total loans
     outstanding                                 0.13%               0.33%
Allowance for loan losses to non-performing
     loans                                        916%                374%
Allowance for loan losses to total loans         1.18%               1.22%
Net charge-offs to total loans (annualized)      0.04%               0.03%


PORTFOLIO INFORMATION
---------------------

The average loan size (excluding construction loans) in the commercial real estate portfolio was $710,562 as of June 30, 2003, with an average loan-to-value ratio of 65%. At quarter-end, none of these commercial loans were delinquent for 30 days or more, but two were past their contractual maturity date and in the process of refinancing or being extended. Those two are current with their payments. Small individual investors, or their limited liability companies, and business owners typically own the properties securing these loans. The portfolio is split between residential use (multifamily or mobile home parks) and commercial use. At quarter-end, the breakdown was 45% residential and 55% commercial. Adjustable-rate loans account for 90% of our total portfolio.

The loans in our commercial real estate portfolio are well diversified, secured by small retail shopping centers, office buildings, warehouses, mini-storage facilities, restaurants and gas stations, as well as other properties classified as general commercial use.

To diversify our risk and to continue serving our customers, we sell participation interests in some loans to other financial institutions. About 10% of commercial real estate loan balances originated by the Bank have been sold in this manner. We continue to service the customers loan and are paid a servicing fee by the participant. Likewise, we occasionally buy an interest in loans originated by other lenders. About $15 million of the portfolio (4%) has been purchased in this manner.


DEPOSIT INFORMATION
-------------------

The number of business checking accounts increased from 812 at June 30, 2002, to 1,264 as of June 30, 2003, a gain of 452 accounts, or 56%. Consumer checking accounts also increased, from 4,247 in the second quarter of 2002 to 5,045 this year, a growth in the number of accounts of 798, or 19%.

Deposit Mix
-----------
Time Deposits               72%
Checking                     6%
Money Market Accounts       20%
Statement Savings            2%


BUSINESS SEGMENTS
-----------------

The management reporting process measures the performance of the operating segments based on the management structure of the Bank and is not necessarily comparable with similar information for any other financial institution. The operating segments are defined by product type and customer segments. We continue to enhance our segment reporting process methodologies. These methodologies are based on the management reporting process, which assigns certain balance sheet and income statement items to the responsible operating segments. Methodologies that are applied to the measurement of segment profitability include:

     o A funds-transfer pricing system, which allocates actual net interest income between funds users and is based upon the funding needs and the relative duration of the loans or securities within each segment.

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

The reportable segments include the following:

     o Consumer Lending - Consumer lending includes residential and home equity lending, direct consumer loans, and consumer dealer financing contracts (Sales Finance). Residential lending offers loans to borrowers to purchase, refinance, or build homes secured by one-to-four-unit family dwellings. Consumer loans include lines of credit and loans for purposes other than home ownership. In addition, this segment also sells conforming residential loans into the secondary market. We may choose to retain or sell the right to service the loans sold (i.e., collection of principal and interest payments) depending upon market conditions.

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

These segments are managed separately because each business unit requires different processes and different marketing strategies to reach the customer base that purchases the products and services. All three segments derive a majority of their revenue from interest income, and management relies primarily on net interest revenue in managing these segments. No single customer provides more than 10% of the Bank's revenues.

CONSUMER LENDING
----------------

Net income for the consumer lending segment increased from $252,000 in the second quarter of 2002 to $416,000 in the same quarter in 2003. The increase in net income was a result of an improvement in net interest income and non-interest income partially offset by a rise in operating expenses.

Net interest income for the Consumer segment, net of the provision for loan losses, totaled $2.3 million for the quarter ended June 30, 2003, an increase of $679,000, or 42%, over the $1.6 million earned in the second quarter of 2002. Driving this improvement in net interest income was a 44% increase in earning assets, from $160 million at June 30, 2002 to $230 million at the end of the second quarter of 2003. With these additional assets, interest income earned on the portfolio rose $940,000 from the previous year's level. The Consumer segment's asset growth since June 2002 has been centered in residential ARM balances, custom construction ARMs, and sales finance loans. The growth in the sales finance loans was a product of our decision to begin retaining a greater portion of the sales finance loans that are originated outside the Northwest within our portfolio. In addition to providing incremental earning assets, the growth of custom construction and sales finance loans as a percentage of total loans contributed to net interest income growth due to the higher margins earned on these loans. Custom construction loans earn a higher rate of interest because of the greater level of risk assumed as compared to a permanent mortgage. Additionally, sales finance loans (consumer dealer financing contracts) typically command higher interest rates.

Non-interest income increased from $267,000 in the three months ending June 30, 2002 to $352,000 in the same quarter this year. Despite the decline in gains realized from the sale of our home improvement loans due to a change in strategy from selling to retaining the loans in our portfolio, non-interest income has continued to increase. The rise is principally due to the rental income that is allocated to this segment in connection with the purchase of the First Mutual Center building in March 2003, and which totaled $69,000 for the second quarter this year.

Non-interest expense rose $517,000, or 34%, on a quarter-to-quarter comparison. Compensation, loan servicing and supplies expenses were the primary contributors to the increase. Loan officer commissions for this segment have risen from $132,000 in the second quarter of 2002 to $322,000 for the same period this year. Temporary office help has also increased due to the reorganization of our loan production support departments as well as special projects. For this segment, temporary office expense totaled $13,000 during the second quarter of 2002, rising to $29,000 for the like quarter this year. Because of the increase in loan originations in the Sales Finance Department, both loan servicing costs allocated to this segment and supplies expense contributed to the rise in non-interest expense. Loan servicing costs for the second quarter of 2003 totaled $210,000, up from $80,000 last year, and supplies expense increased $43,000, on a quarter-to-quarter comparison.

The year-to-date results are similar to the quarterly results. Net income increased $174,000, from $542,000 in the six months ending June 30, 2002, to $715,000 in 2003.

Net interest income, after provision for loan losses, for the first half of 2003 jumped $1.2 million, or 39% over the same period last year. As was noted earlier, the principal driver of this improvement was the growth in earning assets over the prior year, which resulted in additional interest income of $1.6 million, or 28% over the same period last year.

Non-interest income increased $71,000, from $583,000 for the first six months of 2002 to $655,000 in 2003. Like the quarterly results, the rental fee income generated from the First Mutual Center building contributed $93,000 this year.

Non-interest expense, year-to-date 2003, rose to $4.0 million as compared to $3.0 million last year. The $1.0 million increase was principally caused by the growth in compensation, supplies and servicing support. Loan officer commissions have increased $331,000, or 126%, for the first six months of this year compared to the same period last year. Year-to-date supplies expense rose $59,000, or 283%, due to the increased number of forms needed to accommodate the jump in originations in the home improvement loan area. The growth in loan volume was accompanied by a need for more support to service those loans. Loan servicing expense allocated to this segment has grown $301,000, or 225%, over the same period last year.

COMMERCIAL LENDING
------------------

Net income for the commercial segment increased $57,000, or 4%, from $1,564,000 in the second quarter of 2002 to $1,621,000 in 2003. Net interest income and operating expenses were flat for the quarter while non-interest income rose $101,000.

The Commercial Lending segment's net interest income was relatively unchanged compared to the second quarter of last year, increasing only $135,000, or 2.8%, to $4.9 million compared to $4.7 million for the quarter ended June 30, 2002. The $428,000 (14.4%) reduction in interest expense more than offset a $293,000 (3.8%) decline in interest income. Funding costs bank-wide have declined compared to the second quarter of last year due to our increased reliance on Federal Home Loan Bank advances, which have recently proven less expensive than comparable maturity retail time deposits (see Results of Operations, Net Interest Income section for more information). Unlike the Consumer Lending segment, no extraordinary asset growth was observed in the overall Commercial Lending segment, though various smaller divisions within the segment achieved some success in building incremental assets over the last year. The relatively muted growth of the Commercial Lending segment relative to the Consumer Lending results was in line with expectations, given the soft local economy of the last year and the resulting reduction in the number of quality commercial banking relationship opportunities in the market.

Other operating income rose $101,000, or 34%, as compared to second quarter last year. This increase was mainly due to the allocation of rental income generated from the newly acquired First Mutual Center (FMC), which totaled $139,000 for the Commercial Segment for the second quarter of 2003.

Non-interest expense was also fairly level for the quarter increasing only $2,000, or 0.1%.

The year-to-date results for the Commercial Segment varied somewhat to the trends experienced in the second quarter results. Net income declined $132,000, or 4%, from $3.31 million to $3.18 million while net interest and non-interest income and expense were up slightly.

Net interest income increased from $9.5 million to $9.6 million, or 1%, for the first two quarters of 2003 compared to the same period last year. Again, the reduction in interest expense had a greater impact on net interest income than the decline in interest income, with interest expense declining $905,000, or 14.8%, on a year-to-date comparison over last year. As noted above, the reduction in interest expense was a product of our utilization of FHLB advances over the past year. Over the subject timeframe, these advances have frequently been available at lower costs than retail time deposits, and have, consequently, helped to reduce our overall funding costs.

Both non-interest income and expense rose modestly. Non-interest income increased $19,000, or 3.0%, and operating expenses increased $113,000, or 2.3%, for the first two quarters of 2003 as compared to the first half of last year.


INVESTMENT SECURITIES
---------------------

Net income decreased sharply for the Investment Securities segment, from $100,000 in the second quarter of 2002 to a loss of $7,000 in 2003. This segment was affected by a decrease in both net interest income and non-interest income.

Net interest income earned on the securities portfolio fell from $308,000 in the second quarter of 2002 to $137,000 this year based on a $541,000 (34%) decline in interest income versus a

$370,000 (29%) reduction in interest expense. This implied a net interest margin of 0.55% for this segment in the second quarter of 2003, down from 1.14% for the second quarter last year. The decline in margin was principally due to turnover within the portfolio, with sales of $47 million and purchases of $72 million in securities having occurred since June 30, 2002. As rates fell and loan prepayments increased, we sold some of our higher yielding securities and realize the gains inherent in them before the underlying loans prepaid at par. The securities sold were then replaced with lower yielding instruments issued in the current rate environment. Consequently, the margin on this segment has been negatively affected.

Non-interest income declined from $187,000 in the second quarter of 2002 to $136,000 in the same period this year. During the second quarter of 2003, gains from the sale of $5 million of securities totaled $86,000 as compared to sales of $11 million and gains totaling $131,000 for the like period last year.

Operating expenses fell by $59,000, to $293,000, in the second quarter this year. This decline is largely due to the manner in which the banking center operating expenses are allocated to each segment. The amount of banking center non-interest expense allocated to each segment is based on the balance of its earning assets. At June 30, 2003, the earning assets balance for the investment securities segment totaled $99 million, down from $108 million a year ago.

Net income for the first half of 2003 increased $188,000. The positive impact came mainly from non-interest income.

Net interest income on the investment portfolio declined from $461,000 for the first six months of 2002 to $311,000 for the like period this year, as interest income decreased $775,000 (27.0%) while interest expense dropped $624,000 (25.9%). Again, the reduction in the portfolio's net interest income was a result of our decision to sell some higher yielding securities, realizing gains before the underlying loans prepaid at par, then replacing those securities with lower yielding instruments issued in the current rate environment.

Non-interest income jumped $366,000, or 174% on a year-to-date comparison. Much of this increase was due to the gains realized from the sale of securities and the allocation of rental income associated with the purchase of the First Mutual Center building. The first half of 2003 contributed $474,000 to income from the gains realized from the sale of investments as compared to $157,000 last year. In addition, rental income from First Mutual Center allocated to the Investment segment totaled $61,000 this year.

Like the second quarter results, non-interest expense for the first half of 2003 declined by $68,000, or 11%, due to the drop in earning assets and the related allocated banking center expenses. As earning assets of a segment decline in relation to the other two segments, the amount of banking center expenses declines. Banking center expenses allocated to the Investment segment totaled $578,000 for the first six months of 2002, dropping to $468,000 this year.


LIQUIDITY AND CAPITAL RESERVES
------------------------------

Net cash, as reported in the Statement of Cash Flows, decreased by $7.7 million, or 52%, in the first six months of 2003. Our cash flows included the principal repayments of loans and securities, net FHLB advances, deposit growth, and trust preferred securities. Our outflows were largely composed of loan originations, security purchases and the acquisition of our corporate headquarters.

In the first six months of the year, loan principal repayments totaled $98.7 million. In addition, contractual repayments and redemptions on securities amounted to $26.7 million. Proceeds from FHLB borrowings totaled $29.8 million, net of repayment of advances, and deposits increased by $21.3 million. We also received $4.0 million in funds from a trust preferred security offering.

We used these cash inflows to fund loan originations, which amounted to $168 million during the first half of 2003, and to purchase securities totaling $58.8 million. We also purchased $10 million in securities that will settle in August 2003. These purchases are not included in the cash flow numbers noted above but are included in the "change in accounts payable and other liabilities" line item on the Statement of Cash Flows. Since the purchases of securities took place in the second quarter but do not settle until the third quarter, we have applied "trade date accounting" and included the securities on our balance sheet. As a result, we have increased our payable account to reflect the outflow of cash that will occur in the third quarter upon settlement of the security purchases. In addition, in March of this year we also purchased the First Mutual Center building which required a cash outlay of $12 million.

Our long-term liquidity objective is to fund 70% of our growth through consumer deposits. Whenever that source is inadequate to meet asset growth requirements, FHLB advances are normally accessed. The current ratio of FHLB advances to assets is 26.3%, which is below our credit limit of 40% of assets. Other sources of liquidity include the sale of loans into the secondary market and net income after the payment of dividends. The Company is also approved for a $5 million line of credit of which we have drawn down $500,000.

The FDIC's statutory framework for capital requirements establishes five categories of capital strength, ranging from a high of well capitalized to a low of critically under-capitalized. An institution's category depends upon its capital level in relation to relevant capital measures, including a risk-based capital measure, a leverage capital measure, and certain other factors. At June 30, 2003, we exceeded the capital levels required to meet the definition of a well-capitalized institution:

                                                        For Capital     Well Capitalized
                                            Actual   Adequacy Minimum     Minimum Ratio
Total capital (to risk-weighted assets):
    First Mutual Bancshares, Inc.           11.38%         8.00%              10.00%
    First Mutual Bank                       11.12          8.00               10.00

Tier I capital (to risk-weighted assets):
    First Mutual Bancshares, Inc.            9.97          4.00                6.00
    First Mutual Bank                        9.86          4.00                6.00

Tier I capital (to average assets):
    First Mutual Bancshares, Inc.            7.33          4.00                5.00
    First Mutual Bank                        7.38          4.00                5.00

BANKING CENTER EXPANSION
------------------------

The Woodinville banking center is now complete and open for business. The grand opening celebration occured the first week of August 2003. We are also committed to lease a banking center on the Issaquah Plateau within the city of Sammamish. This banking center location is expected to be operational by the end of 2003. Another banking center location has been identified in the Canyon Park area of Bothell. This office will be a three story, 12,000 square foot building which will include our banking center. We believe that the opening date for this office will likely occur in year 2005. The anticipated additional capital cost for these three banking centers is $5.5 million.

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

Gap Model

The Gap Report, which indicates the difference between assets maturing, repricing, or prepaying within a period and total liabilities maturing or repricing within the same period, is a traditional view of interest rate sensitivity. Our twelve month interest rate sensitivity gap, expressed as a percentage of assets, fell from 16.5% at December 2002 to 9.9% at June 30, 2003. These results indicate that we remain asset sensitive, with more assets than liabilities maturing or repricing within the next year, though significantly less than at year end 2002. The gap report has implied an asset sensitive position for a number of quarters, dating back to September 2001. The change in the gap was driven by the mix of the additions to each side of the balance sheet during the first six months of 2003, as well as the overall balance sheet growth.


                     One-Year Interest Rate Sensitivity Gap
                                 (in thousands)

                                             June 30, 2003     December 31, 2002

One-Year Repricing / Maturing Assets          $    615,415        $    600,577

One-Year Repricing / Maturing Liabilities          535,250             477,932
                                              ------------        ------------

One-Year Gap                                  $     80,165        $    122,645
                                              ------------        ------------

Total Assets                                  $    811,187        $    745,295
                                              ------------        ------------

One-Year Interest Rate Gap as a
Percentage of Assets                                  9.9%               16.5%


Asset growth of $66 million, or 8.8%, in the first six months of 2003 was concentrated in assets that would not be subject to maturity or repricing in the following twelve months. These assets included $12 million in new fixed assets, in the form of the First Mutual Center building in Bellevue, purchased during the first quarter of 2003, and $16 million of growth in fixed-rate consumer loans. Additionally, the gap model reflected a $7 million net increase in the investment portfolio, including overnight investment balances, compared to December 2002. Included in the securities portfolio, as modeled for June 2003, were $10 million in fixed-rate 15-year mortgage pass-through securities scheduled to settle in the third quarter. Overall, those assets not subject to maturity or repricing within twelve months rose $51 million over the six month period, while assets expected to mature or reprice within that time horizon increased $15 million from their level as of December 2002. Much of the latter $15 million was centered in new residential adjustable-rate mortgages (ARMs), including single- and multi-family classes, as well as commercial real estate ARM balances. The interest rates on these loans typically adjust annually, with the new loans generally tied to either the one-year London Interbank Offering Rate (LIBOR) or FHLB rate.

By comparison, liabilities subject to maturity or repricing in the next twelve months rose $57 million over the six-month period. This increase was driven by a combination of growth in money market accounts subject to repricing over the time horizon, a shift in volumes from longer term time deposits to six-month certificates, and the rolling forward of long-term, fixed-rate FHLB advances. Money market account balances rose approximately $15 million in the first half of the year. Balances of six-month time deposits increased from $11 million at December 31, 2002 to $45 million at June 30, 2003 in response to promotional rates offered in the second quarter. As total time deposits increased only $2 million from December 2002 levels, this growth in six-month certificates also represented a shift from other accounts, in this case longer term time deposits, rather than incremental money. Nonetheless, the shift from longer term to shorter term certificates contributed to the reduction in gap. Additionally, the volume of our FHLB borrowings scheduled to mature within twelve months increased by $30 million as long-term, fixed-rate advances continued to roll forward.

Overall, this combination of a greater increase for liabilities maturing/repricing in the next twelve months than assets repricing in the same period resulted in a net $42 million reduction in our dollar gap, reducing the numerator of the gap-as-a-percentage-of-assets ratio. This gap ratio was further reduced by the overall growth in the balance sheet during the period, which increased the denominator of the gap ratio from $745 million to $811 million. The combined effect of these two factors resulted in the reduction in the one-year gap ratio from 16.5% to 9.9% of total assets.


Net Interest Income (NII) Simulation

                               RATE RAMP ESTIMATES
                    Net Interest Income and Net Market Value

                              June 30, 2003             December 31, 2002
                               Percentage                  Percentage
                                 Change                      Change
-----------------------------------------------------------------------------
 Change in Interest         Net        Economic         Net        Economic
       Rates             Interest      Value of      Interest      Value of
 (in basis points)        Income        Equity        Income        Equity
---------------------  ------------  ------------  ------------  ------------
        +200              (0.65%)       (17.6%)        1.94%        (10.6%)
        +100                 n/a         (9.7%)         n/a          (3.9%)
        -100              (0.45%)         6.6%        (1.44%)         0.2%
        -200                 n/a          n/a           n/a           n/a

The above table refers to changes for the twelve-month periods beginning June 30, 2003 and December 31, 2002, respectively.

The June 30, 2003 results of our simulation model indicate that our net interest income would be expected to decline in both rising and falling interest rate environments, contracting 0.65% as rates increase by 200 basis points, and 0.45% with a 100 basis point drop in rates. The magnitudes of these changes, less than 1.00% from the baseline in either scenario, suggest that little sensitivity exists with regard to changes in interest rates, with relatively consistent net interest income in the base case projection and the rising and falling rate ramp scenarios. In both scenarios, differences in velocity (the timeframe and/or frequency of repricing within the twelve-month period), index rates, optionality such as rate floors, and prepayment characteristics result in a change in the NII profile different than might be expected based on our asset sensitivity.

In the base case, NII rose to $30 million for the twelve-month estimate ending June 30, 2004, an increase from $26 million projected at December 2002 for the twelve months ending December 31, 2003. The improvement was driven by the above mentioned asset growth of $66 million, including approximately $50 million in loans and $7 million in investments, as well as modest improvement in the projected net interest spread. While the June simulation model's yield on assets fell 38 basis points compared to the December 2002 projections, the model's liability costs declined by 43 basis points relative to December.

Net interest income sensitivity is also affected by the rate floors in our loan portfolio. If the fully indexed rate on one of these loans reaches a level below the level of the rate floor, the loan effectively becomes a fixed-rate instrument, and may not reprice upwards in a rising rate scenario. Consequently, in the rising rate scenario, the revenue generated on a significant percentage of the loan portfolio remains constant as funding costs rise.

Incorporated into the model assumptions is the observed tendency for loan and investment prepayments to accelerate in falling interest rate scenarios and slow when interest rates rise. In all interest rate scenarios of the income simulation, the balance sheet is assumed to remain stable, with no balance sheet growth or contraction regardless of interest rate movements. Therefore, implicit in this assumption are additional assumptions for higher new securities purchases and loan production volumes at lower interest rate levels to offset accelerated prepayments, and conversely, reduced securities purchases and loan production when rates increase and prepayments slow.


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

In the simulated 200 basis point upward shift of the yield curve, EVE is expected to decline. As interest rates rise, the discount rates used to calculate the present values of assets and liabilities will increase, causing the present values of both assets and liabilities to fall, with more prominent effects on longer-term, fixed-rate instruments. Additionally, as noted above, when interest rates rise, the cash flows on our assets will typically decelerate, as borrowers become less likely to refinance or prepay their loans. As a result, less cash is available to reinvest at the higher market rates. As these effects were more pronounced for our assets, which would have declined in value by an estimated 3.8% versus an approximately 2.6% decline in the value of liabilities, the economic value of equity is negatively impacted in this scenario, declining 18%. The additional long-term fixed-rate assets mentioned above that were added to the simulation in the first half of 2003, including those ARMs with rate floors that effectively became fixed-rate instruments, increased the balance sheet sensitivity to an increase in interest rates.

The opposite occurs when rates decline, as the discount rates used to calculate the present values of assets and liabilities will decrease, causing the present values of both assets and liabilities to rise. In keeping consistent with the explanation above, the EVE would be expected to be positively impacted in this scenario. Counteracting this effect, however, cash flows on our assets will tend to accelerate in a falling rate scenario, as borrowers refinance their existing loans at lower interest rates. We must then reinvest these cash flows at the lower market rates. These results illustrate an effect referred to as negative convexity. Taking this negative convexity into account, the simulation results indicated that the impact to EVE was less pronounced in the falling rate scenario. In this case, the economic values of both assets and liabilities at June 30, 2003 were positively impacted when rates were assumed to fall by 100 basis points, assets by 1.7% and liabilities by 1.3%. This resulted in a positive impact to the economic value of equity of nearly 7%. Again, however, the additional long-term, fixed-rate assets incorporated in the simulation after the first half of 2003 increased the balance sheet sensitivity to the change in interest rates.

The sensitivity analysis does not represent a forecast. There are numerous assumptions inherent in the simulation model as well as in the gap report. Some of these assumptions include the nature and timing of interest rate levels, including the shape of the yield curve, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/replacement of asset and liability cash flows. Customer preferences and competitor and economic influences are impossible to predict, therefore, we cannot make any assurances as to the outcomes of these analyses.

Securities
                                     ITEM 3
                                     ------
The following table sets forth certain information regarding carrying values and percentage of total carrying values of the Bank's consolidated portfolio of securities classified as available-for-sale and held-to-maturity (in thousands).

                                                   -------------------------------------------------------------------------
                                                                                  At June 30,
                                                   -------------------------------------------------------------------------
                                                                  2003                                  2002
                                                   -----------------------------------   -----------------------------------
AVAILABLE-FOR-SALE:                                 Carrying Value    Percent of Total    Carrying Value    Percent of Total
-------------------                                -----------------------------------   -----------------------------------
  US agency securities                                  $ 11,346               15%            $    --                0%
  Mortgage backed securities:
       Freddie Mac                                        17,944               24%               5,172               7%
       Fannie Mae (includes FNMA stock)                   46,887               61%              68,191              93%
                                                   -----------------------------------   -----------------------------------
  Total mortgage-backed securities                        64,831               85%              73,363             100%
                                                   -----------------------------------   -----------------------------------
  ------------------------------------------------------------------------------------   -----------------------------------
  TOTAL SECURITIES AVAILABLE-FOR-SALE                   $ 76,177              100%            $ 73,363             100%
  ------------------------------------------------------------------------------------   -----------------------------------


                                                   -------------------------------------------------------------------------
                                                                                  At June 30,
                                                   -------------------------------------------------------------------------
                                                                  2003                                  2002
                                                   -----------------------------------   -----------------------------------
HELD-TO-MATURITY:                                   Carrying Value    Percent of Total    Carrying Value    Percent of Total
-----------------                                  -----------------------------------   -----------------------------------
  Municipal Bonds                                       $  1,330               11%            $  1,343               6%
  Mortgage backed securities:
       Freddie Mac                                           624                5%               1,027               5%
       Fannie Mae                                          9,870               84%              19,430              89%
                                                   -----------------------------------   -----------------------------------
  Total mortgage-backed securities                        10,494               89%              20,457              94%
  CMO's                                                       10                0%                  44               0%
                                                   -----------------------------------   -----------------------------------
  ------------------------------------------------------------------------------------   -----------------------------------
  TOTAL SECURITIES HELD-TO-MATURITY                     $ 11,834              100%            $ 21,844             100%
  ------------------------------------------------------------------------------------   -----------------------------------
  -----------------------------------------------------------------                      ----------------
  ESTIMATED MARKET VALUE                                $ 12,213                              $ 22,535
  -----------------------------------------------------------------                      ----------------

                            ITEM 3A
                            -------

The following table shows the maturity or period to repricing of the Bank's consolidated portfolio of securities available-for-sale and held-to-maturity (dollars in thousands):

                                                      ------------------------------------------------------------------------------
                                                                            Available-for-sale at June 30, 2003
                                                      ------------------------------------------------------------------------------
                                                          One Year or Less       Over One to Three Years    Over Three to Five Years
                                                      ------------------------------------------------------------------------------
                                                                    Weighted                   Weighted                  Weighted
                                                       Carrying      Average      Carrying      Average     Carrying      Average
                                                        Value         Yield        Value         Yield       Value         Yield
                                                      ------------------------------------------------------------------------------
AVAILABLE-FOR-SALE:
-------------------
  US agency securities                                  $   -         0.00%       $   -          0.00%        $  -          0.00%
  Mortgage backed securities:
       Freddie Mac                                         359        4.46%           -          0.00%           -          0.00%
       Fannie Mae                                          654        4.37%           -          0.00%           -          0.00%
                                                      ------------------------------------------------------------------------------
  Total mortgage-backed securities                       1,013        4.40%           -          0.00%           -          0.00%
                                                      ------------------------------------------------------------------------------
  Total securities available-for-sale --
   Carrying Value                                       $1,013        4.40%       $   -          0.00%        $  -          0.00%
                                                      ------------------------------------------------------------------------------
                                                      ------------------------------------------------------------------------------
  Total securities available-for-sale --
   Amortized Cost                                       $  982        4.40%       $   -          0.00%        $  -          0.00%
                                                      ------------------------------------------------------------------------------




                                                      ------------------------------------------------------------------------------
                                                                            Held-to-Maturity at June 30, 2003
                                                      ------------------------------------------------------------------------------
                                                          One Year or Less       Over One to Three Years    Over Three to Five Years
                                                      ------------------------------------------------------------------------------
                                                                    Weighted                   Weighted                  Weighted
                                                       Carrying      Average      Carrying      Average     Carrying      Average
                                                        Value         Yield        Value         Yield       Value         Yield
                                                      ------------------------------------------------------------------------------
HELD-TO-MATURITY:
-----------------
  US agency securities                                  $    -        0.00%       $   -          0.00%       $   -          0.00%
  Municipal Bonds                                            -        0.00%           -          0.00%           -          0.00%
  Mortgage backed securities:
       Freddie Mac                                         624        3.61%           -          0.00%           -          0.00%
       Fannie Mae                                        3,015        5.06%       4,143          5.64%           -          0.00%
                                                      ------------------------------------------------------------------------------
  Total mortgage-backed securities                       3,639        4.81%       4,143          5.64%           -          0.00%
  CMO's                                                      -        0.00%           -          0.00%           -          0.00%
                                                      ------------------------------------------------------------------------------
  Total securities held-to-maturity --
   Carrying Value                                       $3,639        4.81%      $4,143          5.64%       $   -          0.00%
                                                      ------------------------------------------------------------------------------
                                                      ------------------------------------------------------------------------------
  Total securities held-to-maturity --
   Fair Market Value                                    $3,782        4.82%      $4,275          5.64%       $   -          0.00%
                                                      ------------------------------------------------------------------------------



                                                      ------------------------------------------------------------------------------
                                                                               Available-for-sale at June 30, 2003
                                                      ------------------------------------------------------------------------------
                                                       Over Five to Ten Years    Over Ten to Twenty Years      Over Twenty Years
                                                      ------------------------------------------------------------------------------
                                                                    Weighted                   Weighted                  Weighted
                                                       Carrying      Average      Carrying      Average     Carrying      Average
                                                        Value         Yield        Value         Yield       Value         Yield
                                                      ------------------------------------------------------------------------------
AVAILABLE-FOR-SALE:
-------------------
  US agency securities                                  $ 6,340       4.08%        $ 5,006       4.00%         $  -         0.00%
  Mortgage backed securities:
       Freddie Mac                                        7,499       4.15%         10,086       4.50%            -         0.00%
       Fannie Mae                                        12,486       5.38%         33,747       4.45%            -         0.00%
                                                      ------------------------------------------------------------------------------
  Total mortgage-backed securities                       19,985       4.92%         43,833       4.46%            -         0.00%
                                                      ------------------------------------------------------------------------------
  Total securities available-for-sale --
   Carrying Value                                       $26,325       4.72%        $48,839       4.42%         $  -         0.00%
                                                      ------------------------------------------------------------------------------
                                                      ------------------------------------------------------------------------------
  Total securities available-for-sale --
   Amortized Cost                                       $25,390       4.71%        $47,962       4.41%         $  -         0.00%
                                                      ------------------------------------------------------------------------------




                                                      ------------------------------------------------------------------------------
                                                                             Held-to-Maturity at June 30, 2003
                                                      ------------------------------------------------------------------------------
                                                       Over Five to Ten Years    Over Ten to Twenty Years      Over Twenty Years
                                                      ------------------------------------------------------------------------------
                                                                    Weighted                   Weighted                  Weighted
                                                       Carrying      Average      Carrying      Average     Carrying      Average
                                                        Value         Yield        Value         Yield       Value         Yield
                                                      ------------------------------------------------------------------------------
HELD-TO-MATURITY:
-----------------
  US agency securities                                  $   -         0.00%        $   -         0.00%       $    -         0.00%
  Municipal Bonds                                           -         0.00%          220         5.38%        1,110         6.16%
  Mortgage backed securities:
       Freddie Mac                                          -         0.00%            -         0.00%            -         0.00%
       Fannie Mae                                       1,638         5.50%        1,074         4.50%            -         0.00%
                                                      ------------------------------------------------------------------------------
  Total mortgage-backed securities                      1,638         5.50%        1,074         4.50%            -         0.00%
  CMO's                                                     -         0.00%           10         6.50%            -         0.00%
                                                      ------------------------------------------------------------------------------
  Total securities held-to-maturity --
   Carrying Value                                      $1,638         5.50%       $1,304         4.66%       $1,110         6.16%
                                                      ------------------------------------------------------------------------------
                                                      ------------------------------------------------------------------------------
  Total securities held-to-maturity --
   Fair Market Value                                   $1,724         5.50%       $1,331         4.66%       $1,101         6.17%
                                                      ------------------------------------------------------------------------------


                                                      ------------------------
                                                              Total
                                                      ------------------------
                                                                    Weighted
                                                       Carrying      Average
                                                        Value         Yield
                                                      ------------------------
AVAILABLE-FOR-SALE:
-------------------
  US agency securities                                 $ 11,346       4.05%
  Mortgage backed securities:
       Freddie Mac                                       17,944       4.35%
       Fannie Mae                                        46,887       4.70%
                                                      ------------------------
  Total mortgage-backed securities                       64,831       4.60%
                                                      ------------------------
  Total securities available-for-sale --
   Carrying Value                                        76,177       4.52%
                                                      ------------------------
                                                      ------------------------
  Total securities available-for-sale --
   Amortized Cost                                        74,334       4.51%
                                                      ------------------------

                                                      ------------------------
                                                              Total
                                                      ------------------------
                                                                    Weighted
                                                       Carrying      Average
                                                        Value         Yield
                                                      ------------------------
HELD-TO-MATURITY:
-----------------
  US agency securities                                 $    -         0.00%
  Municipal Bonds                                       1,330         6.03%
  Mortgage backed securities:
       Freddie Mac                                        624         3.61%
       Fannie Mae                                       9,870         5.31%
                                                      ------------------------
  Total mortgage-backed securities                     10,494         5.21%
  CMO's                                                    10         6.50%
                                                      ------------------------
  Total securities held-to-maturity --
   Carrying Value                                      11,834         5.31%
                                                      ------------------------
                                                      ------------------------
  Total securities held-to-maturity --
   Fair Market Value                                   12,213         5.31%
                                                      ------------------------

ITEM 4. CONTROLS AND PROCEDURES

The Bank's Chief Executive Officer and Chief Financial Officer and other appropriate officers have evaluated the Bank's disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission's rules and forms, and have concluded that, although there are inherent limitations in all control systems and although we apply certain reasonable cost/benefit considerations to the design of our disclosure controls and procedures, as of June 30, 2003, those disclosure controls and procedures are effective.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

At June 30, 2003, we were not engaged in any litigation, which in the opinion of management, after consultation with our legal counsel, would be material to the Bank.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We issued a 10% stock dividend on July 2, 2003.

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

 (31.1) Certification by President and Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 (31.2) Certification by Executive Vice President and Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002

 (32.1)  Certification by President and Chief Executive Officer Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

 (32.2) Certification by Executive Vice President and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2003               FIRST MUTUAL BANCSHARES, INC.



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