Form 10-Q
period 2003-09-30
FIRST MUTUAL BANCSHARES INC
filed 2003-11-10
CIK 1098337

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the quarterly period ended September 30, 2003

                                       OR

   [_] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the transition period from __________ to ___________

                        Commission File Number 005-57091

                          FIRST MUTUAL BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   WASHINGTON                               91-2005970
--------------------------------------------------------------------------------
        (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)               Identification Number)

                    400 108th Avenue N.E., Bellevue, WA 98004
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

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

                        Yes   X                No
                             ---                   ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                        Yes                    No   X
                             ---                   ---

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date. November 10, 2003    4,718,443
================================================================================

                          FIRST MUTUAL BANCSHARES, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 30, 2003

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I: FINANCIAL INFORMATION...............................................  1
  Forward-Looking Statements Disclaimer.....................................  1
  Item 1. Financial Statements..............................................  1
          Critical Accounting Policies......................................  2
  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................... 17
              General....................................................... 17
              Results of Operations......................................... 18
                Net Income.................................................. 18
                Net Interest Income......................................... 18
                Other Operating Income...................................... 19
                Operating Expenses.......................................... 23
                Key Financial Ratios........................................ 25
              Financial Condition........................................... 26
              Asset Quality................................................. 27
              Portfolio Information......................................... 29
              Deposit Information........................................... 30
              Business Segments............................................. 30
                Consumer Lending............................................ 31
                Commercial Lending.......................................... 33
                Investment Securities....................................... 34
          Liquidity and Capital Reserves.................................... 35
          Banking Center Expansion.......................................... 36
  Item 3. Quantitative and Qualitative Disclosures About Market Risk........ 37
  Item 4. Controls and Procedures........................................... 41
PART II: OTHER INFORMATION.................................................. 42
  Item 1. Legal Proceedings................................................. 42
  Item 2. Changes in Securities and Use of Proceeds......................... 42
  Item 3. Defaults Upon Senior Securities................................... 42
  Item 4. Submission of Matters to a Vote of Security-Holders............... 42
  Item 5. Other Information................................................. 42
  Item 6. Exhibits and Reports on Form 8-K.................................. 42
SIGNATURES.................................................................. 44
CERTIFICATIONS..............................................................

PART I:                    FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS DISCLAIMER
-------------------------------------
Our Form 10-Q contains statements concerning anticipated future operations, trends, plans, capabilities, and prospects of First Mutual Bancshares, Inc. and First Mutual Bank (together, the "Bank") that are forward-looking statements for the purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include references to our expectations regarding our future interest rate margins and the simulated effects of changes in interest rates on our interest income and expenses, the anticipated growth of our home improvement portfolio and the sale of a portion of that portfolio, our current belief about the quality of our loan portfolio and our expectations regarding write-offs and factors affecting loan loss reserves, trends in income and expenses, the outlook for deposit growth and funding sources, and anticipated sales of investment securities; observations pertaining to the potential disparate movement of assets and liabilities, and information based on our market risk models and analysis. Although we believe that the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, operations, and prospects, these forward-looking statements are subject to numerous uncertainties and risks, and actual events, results, and developments will ultimately differ from the expectations and may differ materially from those expressed or implied in such forward-looking statements. Factors which could affect actual results include economic conditions in our market area and the nation as a whole, interest rate fluctuations, the impact of competitive products, services, and pricing, credit risk management, our ability to control our costs and expenses, loan delinquency rates, and the legislative and regulatory changes affecting the banking industry. There are other risks and uncertainties that could affect us which are discussed from time to time in our filings with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We are not responsible for updating any such forward-looking statements.

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

Critical Accounting Policies
----------------------------
Various elements of the Bank's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified several accounting policies that, due to the judgments, estimates, and assumptions inherent in those policies, are critical to an understanding of the Bank's financial statements. These policies relate to the methodology for the determination of the provision and allowance for loan losses, deferred taxes, valuation of interest rate locks, valuation of stock options, amortization of deferred loan fees and costs, valuation and amortization of mortgage and deferred servicing rights, and valuation of repossessed assets and real estate held-for-sale. These policies and the judgments, estimates, and assumptions are described in greater detail in subsequent sections of the Management Discussion and Analysis and in the consolidated financial statements and footnotes thereto included in the Bank's annual report on Form 10-K for the year ended December 31, 2002. Management believes that the judgments, estimates, and assumptions used in the preparation of the financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the financial statements to these critical accounting policies, the use of other judgments, estimates, and assumptions could result in material differences in the results of operations or financial condition.

Consolidated Financial Statements of the Company begin on page 3.

Item 1.  Financial Statements

                          FIRST MUTUAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                  September 30,   December 31,
                                                                                      2003            2002
                                                                                  -------------   -------------
ASSETS:                                                                                   (Unaudited)

     CASH AND CASH EQUIVALENTS:
     Interest-earning deposits                                                    $   4,215,934   $   6,203,843
     Noninterest-earning demand deposits
        and cash on hand                                                              5,632,506       8,767,684
                                                                                  -------------   -------------

                                                                                      9,848,440      14,971,527

     MORTGAGE-BACKED AND OTHER SECURITIES
     AVAILABLE-FOR-SALE                                                              71,915,048      58,380,204

     LOANS RECEIVABLE, HELD-FOR-SALE                                                 11,668,475      12,699,004

     MORTGAGE-BACKED AND OTHER SECURITIES
     HELD-TO-MATURITY                                                                 9,882,238      16,358,042

     LOANS RECEIVABLE                                                               703,010,292     622,374,515
     RESERVE FOR LOAN LOSSES                                                         (8,201,362)     (7,754,106)
                                                                                  -------------   -------------

     LOANS RECEIVABLE, net                                                          694,808,930     614,620,409

     ACCRUED INTEREST RECEIVABLE                                                      3,653,037       3,435,343

     LAND, BUILDINGS AND EQUIPMENT, net                                              23,952,528      10,964,441

     FEDERAL HOME LOAN BANK (FHLB) STOCK,
        at cost                                                                      10,898,200      10,443,200
     DEFERRED SERVICING RIGHTS                                                          116,243              --
     MORTGAGE SERVICING RIGHTS                                                           86,292          49,914

     REAL ESTATE OWNED                                                                  214,703              --

     OTHER ASSETS                                                                       985,045       3,373,168
                                                                                  -------------   -------------

     TOTAL                                                                        $ 838,029,179   $ 745,295,252
                                                                                  =============   =============

              See accompanying notes to the financial statements.

                          FIRST MUTUAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Continued)

                                                                                  September 30,   December 31,
                                                                                      2003            2002
                                                                                  -------------   -------------
LIABILITIES:                                                                              (Unaudited)
     Deposits:
     Money market deposit and
     checking accounts                                                            $ 170,839,782   $ 134,247,575
     Regular savings                                                                  8,467,324       8,386,918
     Time deposits                                                                  376,619,120     354,735,126
                                                                                  -------------   -------------

     Total deposits                                                                 555,926,226     497,369,619

     Drafts payable                                                                     385,381         369,034
     Accounts payable and other liabilities                                           4,334,521       8,080,632
     Advance payments by borrowers for
        taxes and insurance                                                           3,082,394       1,798,233
     FHLB advances                                                                  211,867,819     184,143,897
     Other advances                                                                     500,000         250,000
     Trust preferred securities                                                      13,000,000       9,000,000
                                                                                  -------------   -------------

     Total liabilities                                                              789,096,341     701,011,415

     STOCKHOLDERS' EQUITY:
     Common stock, $1 par value-
        Authorized, 10,000,000 shares
        Issued and outstanding, 4,718,443
        and 4,247,166 shares, respectively                                            4,718,443       4,247,166
     Additional paid-in capital                                                      33,515,722      24,028,610
     Retained earnings                                                               11,153,993      15,214,220
     Accumulated other comprehensive income:
        Unrealized gain(loss) on securities available-for-sale
        and interest rate swap, net of federal income tax                              (455,320)        793,841
                                                                                  -------------   -------------

     Total stockholders' equity                                                      48,932,838      44,283,837
                                                                                  -------------   -------------

     TOTAL                                                                        $ 838,029,179   $ 745,295,252
                                                                                  =============   =============

              See accompanying notes to the financial statements.

                          FIRST MUTUAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                         Quarters ended            Nine Months ended
                                                          September 30,               September 30,
                                                       2003          2002          2003          2002
                                                    -----------   -----------   -----------   -----------
                                                           (Unaudited)
     INTEREST INCOME:
     Loans Receivable                               $11,491,346   $10,868,309   $33,685,016   $32,259,697
     Interest on AFS Securities                         722,572       823,104     2,059,613     2,683,591
     Interest on HTM Securities                         138,640       291,523       511,857       988,659
     Interest Other                                     171,534       223,934       552,708       532,211
                                                    -----------   -----------   -----------   -----------

                                                     12,524,092    12,206,870    36,809,194    36,464,158

     INTEREST EXPENSE:
     Deposits                                         2,965,163     3,482,694     8,995,474    10,637,202
     FHLB advances and other                          1,648,206     1,912,267     5,390,805     5,808,397
                                                    -----------   -----------   -----------   -----------

                                                      4,613,369     5,394,961    14,386,279    16,445,599
                                                    -----------   -----------   -----------   -----------

     Net interest income                              7,910,723     6,811,909    22,422,915    20,018,559

     PROVISION FOR LOAN LOSSES                          350,000       650,000       810,000       785,000
                                                    -----------   -----------   -----------   -----------

     Net interest income, after provision
        for loan losses                               7,560,723     6,161,909    21,612,915    19,233,559

     OTHER OPERATING INCOME:
     Gain on sales of loans                             281,978       522,670       661,035       980,194
     Servicing fees, net of amortization                 17,574        34,064        47,071        86,405
     Gain on sales of investments                       189,041       129,383       662,564       286,826
     Fees on deposits                                   132,123       118,478       383,411       348,370
     Other                                              336,527       274,615     1,072,054       789,750
                                                    -----------   -----------   -----------   -----------

     Total other operating income                       957,243     1,079,210     2,826,135     2,491,545

              See accompanying notes to the financial statements.

                          FIRST MUTUAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Continued)


                                                         Quarters ended            Nine Months ended
                                                          September 30,               September 30,
                                                       2003          2002          2003          2002
                                                    -----------   -----------   -----------   -----------
                                                           (Unaudited)                 (Unaudited)

     OPERATING EXPENSES:
     Salaries and employee benefits                 $ 2,955,713   $ 2,400,765   $ 8,942,596   $ 7,588,177
     Occupancy                                          620,437       590,131     1,780,449     1,727,371
     Other                                            1,512,191     1,072,649     4,066,078     3,359,005
                                                    -----------   -----------   -----------   -----------

     Total other operating expenses                   5,088,341     4,063,545    14,789,123    12,674,553
                                                    -----------   -----------   -----------   -----------

     Income before federal income taxes               3,429,625     3,177,574     9,649,927     9,050,551

     FEDERAL INCOME TAXES                             1,160,400     1,074,639     3,263,927     3,060,410
                                                    -----------   -----------   -----------   -----------

     NET INCOME                                     $ 2,269,225   $ 2,102,935   $ 6,386,000   $ 5,990,141
                                                    ===========   ===========   ===========   ===========
     PER SHARE DATA:

     Basic earnings per common share                $      0.48   $      0.42   $      1.36   $      1.09


     Earnings per common share, assuming dilution   $      0.46   $      0.41   $      1.32   $      1.07


     WEIGHTED AVERAGE SHARES OUTSTANDING              4,714,463     4,980,625     4,703,558     5,473,433
                                                    ===========   ===========   ===========   ===========

     WEIGHTED AVERAGE SHARES OUTSTANDING
     INCLUDING DILUTIVE STOCK OPTIONS                 4,885,930     5,102,992     4,841,649     5,573,377
                                                    ===========   ===========   ===========   ===========

              See accompanying notes to the financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                                              Common stock             Additional
                                                                      ----------------------------       Paid-In        Retained
                                                                         Shares          Amount          Capital        Earnings
                                                                      ------------    ------------    ------------    ------------
BALANCE, December 31, 2000                                               4,671,286    $  4,671,286    $ 31,118,545    $ 10,140,569
                                                                      ============    ============    ============    ============
    Options exercised, including tax benefit of $117,015                    54,680          54,680         292,751
    Repayment of ESOP debt
    Cash dividends declared ($0.22 per share)                                                                           (1,036,847)
    Comprehensive income:
         Net income                                                                                                      6,922,131
         Other comprehensive income(loss)--Change in
            unrealized gain/(loss) on securities available-for-sale,
            net of federal income tax

                                                                      ------------    ------------    ------------    ------------
BALANCE, December 31, 2001                                               4,725,966    $  4,725,966    $ 31,411,296    $ 16,025,853
                                                                      ============    ============    ============    ============
    Options exercised, including tax benefit of $169,903                    67,573          67,573         551,848
    Retirement of shares repurchased                                    (1,019,256)     (1,019,256)    (13,963,793)       (815,419)
    10% stock dividend                                                     472,883         472,883       6,029,259      (6,502,142)
    Cash dividends declared ($0.28 per share)                                                                           (1,291,442)
    Comprehensive income:
         Net income                                                                                                      7,797,370
         Other comprehensive income(loss)--Change in
            unrealized gain/(loss) on securities available-for-sale,
            and interest rate swap, net of federal income tax
                                                                      ------------    ------------    ------------    ------------
BALANCE, December 31, 2002                                               4,247,166    $  4,247,166    $ 24,028,610    $ 15,214,220
                                                                      ============    ============    ============    ============
    Options exercised, including tax benefit of $165,707                    41,790          41,790         409,159
    Issuance of stock through employees' stock plans                         1,386           1,386          23,617
    10% stock dividend                                                     428,101         428,101       9,054,336      (9,482,437)
    Cash dividends declared ($0.21 per share)                                                                             (963,790)
    Comprehensive income:
         Net income                                                                                                      6,386,000
         Other comprehensive income(loss)--Change in
            unrealized gain/(loss) on securities available-for-sale,
            and interest rate swap, net of federal income tax
                                                                      ------------    ------------    ------------    ------------
BALANCE, Sept 30, 2003                                                   4,718,443    $  4,718,443    $ 33,515,722    $ 11,153,993
                                                                      ============    ============    ============    ============

              See accompanying notes to the financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Unaudited)(Continued)

                                                                                                     Accumulated
                                                                                   Employee Stock      Other
                                                                                      Ownership     Comprehensive
                                                                                      Plan Debt     Income (Loss)      Total
                                                                                    ------------    ------------    ------------
BALANCE, December 31, 2000                                                          $    (97,821)   $     84,692    $ 45,917,271
                                                                                    ============    ============    ============
    Options exercised, including tax benefit of $117,015                                                                 347,431
    Repayment of ESOP debt                                                                97,821                          97,821
    Cash dividends declared ($0.22 per share)                                                                         (1,036,847)
    Comprehensive income:
         Net income                                                                                                    6,922,131
         Other comprehensive income(loss)--Change in
            unrealized gain/(loss) on securities available-for-sale,
            net of federal income tax                                                                   (276,510)       (276,510)

                                                                                    ------------    ------------    ------------
BALANCE, December 31, 2001                                                          $       --      $   (191,818)   $ 51,971,297
                                                                                    ============    ============    ============
    Options exercised, including tax benefit of $169,903                                                                 619,421
    Retirement of shares repurchased                                                                                 (15,798,468)
    10% stock dividend                                                                                                      --
    Cash dividends declared ($0.28 per share)                                                                         (1,291,442)
    Comprehensive income:
         Net income                                                                                                    7,797,370
         Other comprehensive income(loss)--Change in
            unrealized gain/(loss) on securities available-for-sale,
            and interest rate swap, net of federal income tax                                            985,659         985,659
                                                                                    ------------    ------------    ------------
BALANCE, December 31, 2002                                                          $       --      $    793,841    $ 44,283,837
                                                                                    ============    ============    ============
    Options exercised, including tax benefit of $165,707                                                                 450,949
    Issuance of stock through employees' stock plans                                                                      25,003
    10% stock dividend                                                                                                        --
    Cash dividends declared ($0.21 per share)                                                                           (963,790)
    Comprehensive income:
         Net income                                                                                                    6,386,000
         Other comprehensive income(loss)--Change in
            unrealized gain/(loss) on securities available-for-sale,
            and interest rate swap, net of federal income tax                                         (1,249,161)     (1,249,161)
                                                                                    ------------    ------------    ------------
BALANCE, Sept 30, 2003                                                              $       --      $   (455,320)   $ 48,932,838
                                                                                    ============    ============    ============

              See accompanying notes to the financial statements.

                          FIRST MUTUAL BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Nine months ended September 30,
                                                                             -----------------------------
                                                                                  2003           2002
                                                                             -------------   -------------
                                                                                     (Unaudited)
OPERATING ACTIVITIES:
    Net income                                                               $   6,386,000   $   5,990,141
    Adjustments to reconcile net income to net cash
              from operating activities:
        Provision for loan losses                                                  810,000         785,000
        Depreciation and amortization                                              809,027         576,275
        Deferred loan origination fees, net of accretion                        (1,080,520)       (601,023)
        Amortization of mortgage servicing rights                                   40,859          35,589
        Gain on sales of loans                                                    (661,037)       (980,194)
        Gain on sale of securities available-for-sale                             (662,563)       (286,826)
        FHLB stock dividends                                                      (455,000)       (446,600)
        Changes in operating assets & liabilities:
             Loans receivable held-for-sale                                      1,030,529      (1,555,291)
             Accrued interest receivable                                          (217,694)        137,697
             Other assets                                                           71,733      (1,449,404)
             Drafts payable                                                         16,347        (522,493)
             Accounts payable and other liabilities                             (1,462,700)      3,818,985
             Advance payments by borrowers for taxes and insurance               1,284,161       1,492,334
                                                                             -------------   -------------

    Net cash provided by operating activities                                    5,909,142       6,994,190
                                                                             -------------   -------------

INVESTING ACTIVITIES:
  Loan originations                                                           (259,630,209)   (170,589,494)
  Loan principal repayments                                                    154,774,527     140,517,563
  Increase in undisbursed loan proceeds                                         27,310,743       7,164,336
  Principal repayments & redemptions on
    mortgage-backed and other securities                                        33,711,894      13,204,561
  Purchase of securities held-to-maturity                                       (1,098,881)       (250,000)
  Purchase of securities available-for-sale                                    (67,699,719)    (39,526,461)
  Purchases of premises and equipment                                          (13,752,620)     (2,236,384)
  Purchase of FHLB stock                                                              --           (62,600)
  Proceeds from sale of loans                                                         --           306,104
  Proceeds from sale of securities                                              25,442,072      25,836,655
                                                                             -------------   -------------

   Net cash (used) by investing activities                                    (100,942,193)    (25,635,720)

              See accompanying notes to the financial statements.

                          FIRST MUTUAL BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                            Nine months ended September 30,
                                                                             -----------------------------
                                                                                  2003           2002
                                                                             -------------   -------------
                                                                                      (Unaudited)

FINANCING ACTIVITIES:
     Net increase in deposit accounts                                        $  50,000,917   $  44,621,347
     Interest credited to deposit accounts                                       8,555,690      10,358,534
     Proceeds from trust preferred securities                                    4,000,000       9,000,000
     Repurchase/Retirement of Common Stock                                            --       (15,798,468)
     Issuance of stock through employees' stock plans                               25,003            --
     Proceeds from advances                                                    365,860,754     134,198,892
     Repayment of advances                                                    (337,886,832)   (163,922,449)
     Dividends paid                                                               (930,810)     (1,026,509)
     Proceeds from exercise of stock options                                       285,242         193,918
                                                                             -------------   -------------

     Net cash provided by financing activities                                  89,909,964      17,625,265
                                                                             -------------   -------------

NET (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                               $  (5,123,087)  $  (1,016,265)

CASH & CASH EQUIVALENTS:
  Beginning of year                                                             14,971,527      14,615,303
                                                                             -------------   -------------

  End of quarter                                                             $   9,848,440   $  13,599,038
                                                                             =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
           INFORMATION:
     Loans originated for mortgage banking activities                        $  67,009,444   $  53,797,048
                                                                             =============   =============

     Loans originated for investment activities                              $ 259,630,209   $ 170,589,494
                                                                             =============   =============

     Proceeds from sales of loans held-for-sale                              $  68,039,973   $  52,241,757
                                                                             =============   =============

    Cash paid during the nine months ended September 30 for:
            Interest                                                         $  14,604,857   $  16,541,852
                                                                             =============   =============

            Income taxes                                                     $   2,566,000   $   2,490,000
                                                                             =============   =============


SUPPLEMENTAL DISCLOSURES OF NONCASH
           INVESTING ACTIVITIES:

     Loans securitized into securities available-for-sale                    $          --   $  14,485,309
                                                                             =============   =============
     Loans transferred to real estate
             held-for-sale, net                                              $     214,703   $          --
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

At September 30, 2003, the Bank had three stock-based employee/director compensation plans, which are described more fully in the 2002 annual report. The plans are accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee or director compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, had been adopted

                                               Quarters Ended September 30,       Years Ended September 30,
                                               ----------------------------      ----------------------------
                                                   2003             2002             2003             2002
                                               -----------      -----------      -----------      -----------
Net Income, as reported                        $ 2,269,225      $ 2,102,935      $ 6,386,000      $ 5,990,141
Deduct:  Total stock-based employee/
     director compensation expense
     determined under fair value based
     method for all awards, net of related
     tax effects                                  (111,274)         (62,835)        (216,187)        (110,945)
                                               -----------      -----------      -----------      -----------
Pro forma net income                           $ 2,157,951      $ 2,040,100      $ 6,169,813      $ 5,879,196
                                               ===========      ===========      ===========      ===========

Earnings per share:

     Basic - as reported                       $      0.48      $      0.42      $      1.36      $      1.09
     Basic - pro forma                         $      0.46      $      0.41      $      1.31      $      1.07

     Diluted - as reported                     $      0.46      $      0.41      $      1.32      $      1.07
     Diluted - pro forma                       $      0.44      $      0.40      $      1.27      $      1.05

Weighted average shares outstanding:

     Basic                                       4,714,463        4,980,625        4,703,558        5,473,433
     Diluted                                     4,885,930        5,102,992        4,841,649        5,573,377

The compensation expense included in the pro forma net income and net income per share figures in the previous table are not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards generally are made each year.

NOTE 2.

MORTGAGE-BACKED AND OTHER SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair value of securities available-for-sale at September 30, 2003, and December 31, 2002 are summarized as follows:

                                              Gross          Gross          Estimated
                            Amortized      unrealized      unrealized         fair
                              cost            gains          losses           value
                           -----------     -----------     -----------     -----------
September 30, 2003
Freddie Mac securities     $16,252,345     $    65,939     $   247,195     $16,071,089
Fannie Mae securities       44,762,836         354,268         323,104      44,794,000
US agency securities        10,980,014         116,845          46,900      11,049,959
                           -----------     -----------     -----------     -----------
                           $71,995,195     $   537,052     $   617,199     $71,915,048
                           ===========     ===========     ===========     ===========

December 31, 2002
Freddie Mac securities     $ 4,085,161     $   175,273     $      --       $ 4,260,434
Fannie Mae securities       39,485,379       1,553,171            --        41,038,550
US agency securities        12,963,967         117,253            --        13,081,220
                           -----------     -----------     -----------     -----------
                           $56,534,507     $ 1,845,697     $      --       $58,380,204
                           ===========     ===========     ===========     ===========

NOTE 3

MORTGAGE-BACKED AND OTHER SECURITIES HELD-TO-MATURITY

The amortized cost and estimated fair value of mortgage-backed and other securities are summarized as follows:

                                              Gross          Gross          Estimated
                            Amortized      unrealized      unrealized         fair
                              cost            gains          losses           value
                           -----------     -----------     -----------     -----------
September 30, 2003
Fannie Mae securities      $ 7,993,364     $   242,523     $      --       $ 8,235,887
Freddie Mac securities         556,443           4,214             668         559,989
Municipal bonds              1,327,325             334          25,665       1,301,994
REMICS                           5,106              11            --             5,117
                           -----------     -----------     -----------     -----------
                           $ 9,882,238     $   247,082     $    26,333     $10,102,987
                           ===========     ===========     ===========     ===========
December 31, 2002:
Fannie Mae securities      $14,265,994     $   594,144     $      --       $14,860,138
Freddie Mac securities         729,270          14,146            --           743,416
Municipal bonds              1,337,161            --            40,936       1,296,225
REMICs                          25,617             468            --            26,085
                           -----------     -----------     -----------     -----------
                           $16,358,042     $   608,758     $    40,936     $16,925,864
                           ===========     ===========     ===========     ===========

NOTE 4.
NONPERFORMING ASSETS

The Bank had nonperforming assets as follows:

                                                  September 30, 2003    December 31, 2002
                                                     -------------        -------------
Nonperforming loans                                  $     225,928        $   2,073,525

Real Estate and Repossessed assets held-for-sale           230,391               45,188
                                                     -------------        -------------
Total Nonperforming Assets                           $     456,319        $   2,118,713
                                                     =============        =============

At September 30, 2003, and December 31, 2002, the Bank had two impaired loans totaling $16,684, defined under Statement of Financial Accounting Standards
(SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan."

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for quarters ending September 30, 2003, and September 30, 2002:

                                                            Income         Shares        Per share
                                                          (numerator)   (denominator)      amount
                                                           ----------------------------------------
Quarter ended September 30, 2003
--------------------------------
        Basic EPS:
               Income available to common shareholders     $2,269,225      4,714,463     $     0.48
                                                                                         ==========

         Effect of dilutive stock options                        --          171,467
                                                           ----------     ----------
         Diluted EPS:
               Income available to common shareholders
                  plus assumed stock options exercised     $2,269,225      4,885,930     $     0.46
                                                           ========================================


Nine months ended September 30, 2003
------------------------------------
        Basic EPS:
               Income available to common shareholders     $6,386,000      4,703,558     $     1.36
                                                                                         ==========

         Effect of dilutive stock options                        --          138,091
                                                           ----------     ----------
         Diluted EPS:
               Income available to common shareholders
                  plus assumed stock options exercised     $6,386,000      4,841,649     $     1.32
                                                           ========================================


Quarter ended September 30, 2002
--------------------------------
        Basic EPS:
               Income available to common shareholders     $2,102,935      4,980,625     $     0.42
                                                                                         ==========

         Effect of dilutive stock options                        --          122,367
                                                           ----------     ----------
         Diluted EPS:
               Income available to common shareholders
                  plus assumed stock options exercised     $2,102,935      5,102,992     $     0.41
                                                           ========================================

Nine months ended September 30, 2002
------------------------------------
        Basic EPS:
               Income available to common shareholders     $5,990,141      5,473,433     $     1.09
                                                                                         ==========

         Effect of dilutive stock options                        --           99,944
                                                           ----------     ----------
         Diluted EPS:
               Income available to common shareholders
                  plus assumed stock options exercised     $5,990,141      5,573,377     $     1.07
                                                           ========================================

NOTE 6.

RATE VOLUME ANALYSIS                                     THIRD QUARTER 2003           NINE MONTHS ENDED SEPTEMBER 30, 2003
(Dollars in thousands)                                          VS                                     VS
                                                         THIRD QUARTER 2002           NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                    INCREASE (DECREASE) DUE TO             INCREASE (DECREASE) DUE TO
                                                                            TOTAL                                  TOTAL
                                                 VOLUME        RATE        CHANGE       VOLUME        RATE        CHANGE
                                                ---------------------------------      ---------------------------------
INTEREST INCOME
     Investments:
        Available-for-sale securities           $   188      $  (288)     $  (100)     $   316      $  (939)     $  (623)
        Held-to-maturity securities                (144)          (9)        (153)        (411)         (67)        (478)
        Other equity investments                    (47)          (6)         (53)         (32)          51           19
                                                ---------------------------------      ---------------------------------
          Total investments                          (3)        (303)        (306)        (127)        (955)      (1,082)
                                                ---------------------------------      ---------------------------------

     Loans:
        Residential                             $   516      $  (275)     $   241      $ 1,106      $  (592)     $   514
        Residential construction                    387          (57)         330          951          (67)         884
        Multifamily                                 125         (452)        (327)         541       (1,203)        (662)
        Multifamily construction                     (8)          33           25         (110)          60          (50)
        Commercial real estate and business         382         (637)        (255)       1,240       (1,796)        (556)
        Commercial real estate construction         (15)         (30)         (45)         (38)         (47)         (85)
        Consumer & other                            512          143          655        1,267          115        1,382
                                                ---------------------------------      ---------------------------------
          Total loans                             1,899       (1,275)         624        4,957       (3,530)       1,427
                                                ---------------------------------      ---------------------------------


               Total interest income            $ 1,896      $(1,578)     $   318      $ 4,831      $(4,489)     $   342

INTEREST EXPENSE
     Deposits:
        Money market deposit and checking       $   141      $   (77)     $    64      $   392      $  (300)     $    92
        Regular savings                              --           (6)          (6)           5          (25)         (20)
        Time deposits                               128         (703)        (575)         586       (2,301)      (1,715)
                                                ---------------------------------      ---------------------------------
          Total deposits                            269         (786)        (517)         983       (2,626)      (1,643)

     FHLB advances and other                        623         (887)        (264)       1,110       (1,527)        (417)
                                                ---------------------------------      ---------------------------------
          Total interest expense                    892       (1,673)        (781)       2,093       (4,153)      (2,060)


           Net interest income                  $ 1,004      $    95      $ 1,099      $ 2,738      $  (334)     $ 2,404
                                                =================================      =================================

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

     A funds transfer pricing system, which allocates actual net interest income between fund users, is based upon the funding needs and the relative weighted-average life of the loans or securities within each segment.

     The retail deposit gathering banking center network income and expenses are allocated to the business segments based on their asset size.

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

The reportable segments include the following:

     Consumer Lending - Consumer lending includes residential and home equity lending, direct consumer loans, and consumer dealer financing contracts (sales finance). Residential lending offers loans to borrowers to purchase, refinance, or build homes secured by one-to-four-unit family dwellings. Consumer loans include lines of credit and loans for purposes other than home ownership. In addition, this segment also sells loans into the secondary market. We may choose to retain or sell the right to service the loans sold (i.e., collection of principal and interest payments) depending upon market conditions.

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

     Investment Securities - The investment securities segment includes the investment securities portfolio. Although we do not consider this to be an operating business line, security investments are a necessary part of liquidity management for the Bank.

These segments are managed separately because each business unit requires different processes and different marketing strategies to reach the customer base that purchases those products and services. All three segments derive a majority of their revenue from interest income, and we rely primarily on net interest revenue in managing these segments. No single customer provides more than 10% of the Company's revenues.

Financial information for the Bank's segments is shown below for September 30, 2003, 2002, and 2001:

                                                                  Consumer        Commercial        Investment
Quarter ended September 30:                                        Lending          Lending         Securities           Totals
--------------------------                                      -------------    -------------     -------------     -------------
Interest income                                         2003    $   4,377,746    $   7,113,490     $   1,032,856     $  12,524,092
                                                        2002        3,155,948        7,712,257         1,338,665        12,206,870
                                                        2001        3,131,627        8,654,362         1,417,076        13,203,065

Interest expense                                        2003        1,518,967        2,183,377           911,025         4,613,369
                                                        2002        1,347,044        2,988,975         1,058,942         5,394,961
                                                        2001        1,754,520        4,539,101         1,716,305         8,009,926

Net interest income                                     2003        2,858,779        4,930,113           121,831         7,910,723
                                                        2002        1,808,904        4,723,282           279,723         6,811,909
                                                        2001        1,377,107        4,115,261          (299,229)        5,193,139

Provision for loan losses                               2003          133,091          216,909              --             350,000
                                                        2002          197,867          452,133              --             650,000
                                                        2001           15,455           34,545              --              50,000

Net interest income, after provision for loan losses    2003        2,725,688        4,713,204           121,831         7,560,723
                                                        2002        1,611,037        4,271,149           279,723         6,161,909
                                                        2001        1,361,652        4,080,716          (299,229)        5,143,139

Other operating income                                  2003          406,193          325,596           225,454           957,243
                                                        2002          600,482          325,138           153,590         1,079,210
                                                        2001          163,879          263,297           449,799           876,975

Other operating expense                                 2003        2,068,070        2,759,411           260,860         5,088,341
                                                        2002        1,488,742        2,415,842           158,961         4,063,545
                                                        2001        1,124,503        1,811,287           409,941         3,345,731

Income before federal income taxes and cumulative       2003        1,063,811        2,279,389            86,425         3,429,625
effect of adoption of new accounting                    2002          722,777        2,180,445            274,352        3,177,574
principle                                               2001          401,028        2,532,726          (259,371)        2,674,383

Federal income taxes                                    2003          361,695          774,993            23,712         1,160,400
                                                        2002          245,744          741,351            87,544         1,074,639
                                                        2001          136,418          861,126           (92,658)          904,886


Net income                                              2003          702,116        1,504,396            62,713         2,269,225
                                                        2002          477,033        1,439,094           186,808         2,102,935
                                                        2001          264,610        1,671,600          (166,713)        1,769,497


Total interest earning assets (ending period balances)  2003      261,030,846      456,661,847        96,911,420       814,604,113
                                                        2002      178,564,252      420,559,806        94,018,011       693,142,069
                                                        2001      140,385,812      411,784,692       103,975,891       656,146,395

NOTE 7.
SEGMENTS (CONTINUED)


                                                                  Consumer        Commercial        Investment
Year-to-date ended Sept 30:                                        Lending          Lending         Securities           Totals
--------------------------                                      -------------    -------------     -------------     -------------
Interest income                                         2003    $  11,752,835    $  21,931,822     $   3,124,537     $  36,809,194
                                                        2002        8,919,520       23,339,671         4,204,967        36,464,158
                                                        2001        9,217,289       25,936,731         5,101,373        40,255,393

Interest expense                                        2003        4,299,077        7,395,070         2,692,132        14,386,279
                                                        2002        3,875,485        9,105,918         3,464,196        16,445,599
                                                        2001        5,530,072       14,049,100         5,040,171        24,619,343

Net interest income                                     2003        7,453,758       14,536,752           432,405        22,422,915
                                                        2002        5,044,035       14,233,753           740,771        20,018,559
                                                        2001        3,687,217       11,887,631            61,202        15,636,050

Provision for loan losses                               2003          298,645          511,355              --             810,000
                                                        2002          239,315          545,685              --             785,000
                                                        2001           97,368          217,632              --             315,000

Net interest income, after provision for loan losses    2003        7,155,113       14,025,397           432,405        21,612,915
                                                        2002        4,804,720       13,688,068           740,771        19,233,559
                                                        2001        3,589,849       11,669,999            61,202        15,321,050

Noninterest income                                      2003        1,061,062          961,997           803,076         2,826,135
                                                        2002        1,183,925          942,850           364,770         2,491,545
                                                        2001        1,518,108          677,254         1,121,315         3,316,677

Noninterest expense                                     2003        6,068,634        7,885,108           835,381        14,789,123
                                                        2002        4,445,199        7,428,205           801,149        12,674,553
                                                        2001        3,631,703        5,936,528           941,155        10,509,386

Income before federal income taxes and cumulative       2003        2,147,541        7,102,286           400,100         9,649,927
       effect of adoption of new accounting principle   2002        1,543,446        7,202,713           304,392         9,050,551
                                                        2001        1,476,254        6,410,725           241,362         8,128,341

Federal income taxes                                    2003          730,164        2,414,777           118,986         3,263,927
                                                        2002          524,772        2,448,922            86,716         3,060,410
                                                        2001          501,927        2,179,646            68,820         2,750,393

 Income before cumulative effect of adoption            2003        1,417,377        4,687,509           281,114         6,386,000
                 of new accounting principle            2002        1,018,674        4,753,791           217,676         5,990,141
                                                        2001          974,327        4,231,079           172,542         5,377,948

 Cumulative effect of adoption of new accounting        2003             --               --                --                --
             principle, net of federal income tax       2002             --               --                --                --
                                                        2001         (155,247)            --                --            (155,247)

Net income                                              2003        1,417,377        4,687,509           281,114         6,386,000
                                                        2002        1,018,674        4,753,791           217,676         5,990,141
                                                        2001          819,080        4,231,079           172,542         5,222,701

Total interest earning assets (Averages)                2003      232,641,778      455,774,402        98,731,981       787,148,161
                                                        2002      164,526,006      424,519,312       100,003,843       689,049,161
                                                        2001      146,427,757      400,357,693       107,896,235       654,681,685

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

RESULTS OF OPERATIONS
---------------------
         Net Income
         ----------
Net income increased 7.9%, from $2.10 million in the third quarter of 2002 to $2.27 million in the same period of 2003. Net interest income, after provision for loan losses, rose $1.40 million, and fee income declined $122,000 while operating expenses increased $1.02 million.

         Net Interest Income
         -------------------

               Quarter Ended                        Net Interest Margin
               -------------                        -------------------
               September 30, 2002                          3.95%
               December 31, 2002                           3.78%
               March 31, 2003                              3.84%
               June 30, 2003                               3.89%
               September 30, 2003                          4.01%

Net interest income increased $1.1 million and $2.4 million, or 16% and 12%, for the three- and nine-month periods ending September 30, 2003, respectively, as compared with the same periods in 2002. This year's growth in net interest income was primarily attributable to the higher level of earning assets in 2003 versus the prior year.

Earning assets rose to $803 million as of September 30, 2003, an increase of $118 million over the third quarter in 2002, largely based on growth in the loan portfolio. Average earning assets for the quarter increased by $99 million to $790 million, compared to $691 million for the third quarter of 2002. Loan balances, including loans held-for-sale, totaled $706 million as of quarter end, net of an $8.2 million reserve for loan losses, up 19% from $592 million at September 30, 2002. The overall loan growth was driven by a substantial expansion in several different loan types. Most notably, residential adjustable-rate loans rose 46% from year ago levels to $93 million at the quarter-end, home improvement loans grew to $56 million, net of a $3 million loan sale during the quarter, an increase of 108%, and custom construction loans increased 68% to $56 million.

Asset growth was funded by increases in deposits and wholesale borrowings totaling $130 million on a quarter-end versus quarter-end comparison, as well as the issuance of an additional $4 million in trust preferred securities in early 2003. This growth exceeded the $118 million increase in earning assets between September 30, 2002 and 2003. The borrowings helped facilitate fixed asset acquisitions, including $12 million for First Mutual Center (formerly the 400 Building) in the first quarter of 2003.

The yield on earning assets declined 0.77% to 6.04% for the quarter ended September 30, 2003, compared to 6.81% for the third quarter last year, as adjustable-rate assets continued to reprice near historically low rates. These falling-asset yields typically result in the compression of the Banks' net interest margin, as adjustable-rate loans are systematic in their repricing while time deposit rates tend to lag the downward movement in major-rate indices. As a result of the several factors detailed below, however, we were able to substantially reduce our overall cost of funds and negate such effects.

As of September 30, 2002, deposits totaled $484 million, while Federal Home Loan Bank ("FHLB") and other wholesale borrowings totaled $162 million. Over the following year, deposit growth totaled 15%, or $72 million, bringing the level of total deposits to $556 million at

September 30, 2003. Approximately 69% of this deposit growth was in checking and money market accounts, which contributed to the reduction in the overall cost of funds. Because we were unable to fully support the asset growth with this level of new deposits, we relied more heavily upon wholesale funds, particularly FHLB advances, as a funding mechanism to support asset growth. We increased our wholesale borrowings 31% from year-ago levels to $212 million in order to accommodate the additional assets. Consequently, wholesale borrowings accounted for a larger percentage of total funding as of September 30, 2003 than at the end of the third quarter last year, with two primary implications for net interest income. First, as interest rates fell, time deposit rates typically lagged the market indices, and frequently exceeded the wholesale market rates for funding. As a result, increasing the relative level of wholesale borrowings in the low-rate environment earlier this year frequently resulted in a lower cost of funds than relying on additional retail time deposits for funding. Secondly, on a forward-looking basis, as these wholesale borrowings are tied to major market indices, they should reprice in a systematic fashion, similar to index-linked adjustable-rate loans. These borrowings also provide sufficient flexibility in their terms such that, when we decide to do so, we can coordinate the maturities and repricing dates of advances to coincide with the terms of our loans. This should contribute to a more stable net interest margin over time, relative to the margin compression and expansion that would occur were retail time deposits used as the funding mechanism.

With deposit pricing declining in response to the change in overall mix, combined with the additional use of wholesale funds, the cost on interest bearing liabilities totaled 2.30% for the quarter ended September 30, 2003, down 81 basis points ("bps") from 3.11% in the third quarter of 2002. Because of the interplay of these factors, the net interest margin totaled 4.01% for the quarter ended September 30, 2003, improving from 3.89% in the previous quarter and 3.95% in the third quarter of 2002.

Also affecting the net interest margin were interest rate floors embedded in the commercial real estate loan portfolio. As of September 30, 2003, approximately $148 million of the $398 million in loans in our commercial real estate portfolio were subject to interest rate floors, with an average floor rate of 6.88%. Of the $148 million, about $91 million were subject to floors of 7.50% or greater. The majority of these loans are not subject to prepayment penalty, and their balances have declined. In September 2002, approximately $177 million of the $376 million commercial portfolio included interest rate floors, with an average floor rate of 7.48%, and $156 million subject to floors of 7.50% or greater. While the level of such loans is falling on a monthly basis, the presence of such floors at interest rates well above current market rates on a substantial percentage of the commercial loan portfolio has helped to offset the margin compression that arises from falling asset yields.

         Other Operating Income
         ----------------------
Other operating income consisted of the following:

                                           Three Months                  Nine Months
                                        Ended September 30,           Ended September 30,
                                     -------------------------     -------------------------
                                        2003           2002           2003           2002
                                     ----------     ----------     ----------     ----------
Home Improvement (Sales Finance)
     Loan Sale Gain                  $  103,000     $  141,000     $  183,000     $  404,000
Residential Loan Sale Gain              147,000        371,000        401,000        540,000

Commercial Loan Sale Gain                32,000         11,000         77,000         36,000
                                     ----------     ----------     ----------     ----------
GAIN ON SALES OF LOANS               $  282,000     $  523,000     $  661,000     $  980,000

GAIN ON SALES OF INVESTMENTS         $  189,000     $  129,000     $  663,000     $  287,000

SERVICING FEES                       $   18,000     $   34,000     $   47,000     $   86,000

FEES ON DEPOSITS                     $  132,000     $  118,000     $  383,000     $  348,000

OTHER INCOME:
     Rental Income                      182,000         25,000        546,000         75,000
     Loan & Prepayment Fees              47,000        162,000        169,000        388,000
     Visa/ATM Fee Income                 22,000         15,000         61,000         44,000
     Other                               85,000         73,000        296,000        283,000
                                     ----------     ----------     ----------     ----------
   SUBTOTAL                          $  336,000     $  275,000     $1,072,000     $  790,000
                                     ==========     ==========     ==========     ==========

TOTAL                                $  957,000     $1,079,000     $2,826,000     $2,491,000
                                     ==========     ==========     ==========     ==========

Other operating income decreased to $957,000 in the third quarter of 2003 as compared to $1.1 million in the same quarter in 2002. Year-to-date other operating income rose from $2.5 million for the nine months ended September 30, 2002, to $2.8 million for the like period this year. The 11% decline for the quarter resulted from a drop in gain on sales of loans, and the 13% increase for the first nine months of the year was mainly attributable to the increase in gain on sales of investments.

GAIN ON SALES OF LOANS. Gain on sales of loans totaled $282,000 for the third quarter as compared to $523,000 for the quarter ended September 30, 2002. Year-to-date gain on sales of loans declined $319,000, from $980,000 at the end of September last year to $661,000 this year. The reduction in gains for the two periods is largely the result of a decline in home improvement and residential loan sales.

HOME IMPROVEMENT LOAN SALES - The gain on home improvement (Sales Finance) loan sales fell $38,000, or 27%, on a quarter-to-quarter comparison, and $221,000, or 55%, on a year-over-year basis. In the third quarter of 2003, loan sales totaled $3.1 million, a 39% decline from $5.1 million in the like quarter last year. The same trend held for the year-to-date sales. In the first nine months of 2003, sales amounted to $6.1 million compared to $12.6 million in 2002.

In the second half of last year we announced a strategy to keep a greater portion of the home improvement loans in our portfolio. We were, at that time and continue to be, pleased with the performance of the home improvement loan portfolio and felt that the earnings of the Bank would be improved if we retained those loans as opposed to selling them. In the ensuing year the home improvement loan portfolio has increased $29 million, or 108%, and accounted for 25% of our total loan growth.

Because of the rapid increase in the home improvement portfolio, we have inquired into potential investor interest in the ongoing sale of a portion of the loans. Early in that inquiry process we found some preliminary interest and put together a sale totaling $3 million. The gain from that sale contributed $101,000 in the third quarter. If we can make the necessary accommodations, we would like to sell $5-$7 million a quarter. That pace would allow the home improvement portfolio to grow at a solid tempo, although at a slower rate than that experienced in the last 12 months.

RESIDENTIAL LOAN SALES - The gains from residential loan sales were down sharply in the third quarter, $224,000, or 60%, and down $139,000, or 26%, year-to-date as compared to the same periods last year. The results in 2002 benefited from both a mark-to-market of financial derivatives and the bulk sale of $19 million in mortgage servicing rights.

Residential lending derivatives are primarily composed of: (1) commitments on loans that are held-for-sale, but have not closed, and on which we have granted a rate lock; and (2) forward commitments that we have bought on the secondary market to hedge our loans held-for-sale pipeline. The mark-to-market adjustments for these derivatives were a loss of $3,000 in the third quarter of 2003 as compared to a gain of $62,000 last year. In the first three quarters of this year, we experienced a loss of $11,000 versus a gain of $93,000 in 2002.

We executed a bulk mortgage servicing rights sale of $19 million in the third quarter of last year on which we realized a net gain of $189,000. Absent that sale, the year-to-date 2002 gain would have been $351,000, or 12% below this year's income of $401,000. That sale was the only bulk mortgage servicing rights sale in 2002, and there have been no comparable sales this year.

COMMERCIAL LOAN SALES - The gains from commercial loan sales are up modestly over last year, $21,000 on a quarter-to-quarter basis and $41,000 on a year-over-year comparison. Actual loan sales totaled $7.1 million and $2.7 million for the third quarter of 2003 and 2002, respectively, and $17.4 million for the first nine months of 2003 and $13.0 million for the like period last year. The gains from these sales tend to be diminutive because of the narrow servicing spreads and costs to service. Most of these sales are prompted by our desire to accommodate our customers by increasing our capacity to lend to any given individual. Although the gains from this lending area are currently modest, we expect those gains to increase over time as the Bank grows its customer base.

GAIN ON SALES OF INVESTMENTS. Gain on sales of investments totaled $189,000 for the third quarter of 2003 as compared to $129,000 for the same quarter in 2002. Year-to-date the gains were $663,000 this year and $287,000 for the period ended September 30, 2002. Security sales for the third quarter of 2003 amounted to $6.5 million book value ($15.0 million par value) and $25.3 million book value ($38.6 million par value) for the first nine months of the year. On a comparative basis, sales of investment securities for the third quarter and first nine months of 2002 totaled $14.9 million book value ($15.2 million par value) and $25.6 million book value ($25.9 million par value), respectively. Because security sales tend to be related to the movement of interest rates and loan prepayments, we generally don't anticipate security sale gains in our planning activities. However, when rates decline and loan prepayments increase, we often sell mortgage-backed securities before the underlying loans are prepaid at par. Since long-term rates have risen in the last four months, we don't expect to sell securities in the fourth quarter.

SERVICING FEES, NET OF AMORTIZATION. Servicing fees have decreased $16,000, or 48%, for the third quarter of 2003 as compared to the like quarter last year and $39,000, or 46%, year-to-date. The loans serviced for others portfolio, on the other hand, has increased from $44.5 million at September 30, 2002 to $60.4 million at the end of the third quarter in 2003.

                              SEPTEMBER 30,               SEPTEMBER 30,
                                   2003                        2002
                              -------------               -------------
SERVICING PORTFOLIO           $  60,400,000               $  44,500,000
                              =============               =============


                            3RD QUARTER  3RD QUARTER
                                2003         2003        YTD 2003     YTD 2002
                              --------     --------      --------     --------
SERVICE FEE INCOME            $ 18,000     $ 34,000      $ 47,000     $ 86,000

Adjustment for Service
  Fees from the Servicing
  Rights Sale on
  September 30, 2002              --        (21,000)         --        (51,000)
                              --------     --------      --------     --------
Adjusted Service Fee
  Income                      $ 18,000     $ 13,000      $ 47,000     $ 35,000
                              ========     ========      ========     ========

This anomaly with the service fee income decreasing and the servicing portfolio increasing was the result of a bulk sale of servicing rights in the third quarter of 2002. We sold the servicing rights underlying $19 million in loans at the end of the quarter last year. Absent the fees collected from the sale of the servicing rights, the adjusted service fee income for both the third quarter and first nine months of 2002 would have been $13,000 and $35,000, respectively. Thus, service fee income on an adjusted quarterly basis would have increased from $13,000 for the third quarter of 2002 to $18,000, or 34%, for the like period this year. As for the year-to-date results, the increase in adjusted service fee income would have been $35,000 for the first three quarters last year, jumping to $47,000, or 36%, this year. These increases are in-line with the portfolio of loans serviced for others which increased 36% on a yearly comparison.

We have sold $3 million in home improvement loans and retained the servicing rights during the third quarter of 2003. As a result of this sale and our intention to sell $5-$7 million per quarter in the future, we anticipate that our service fee income will grow in subsequent quarters. However, because these loans have such a rapid prepayment rate, well in excess of traditional home loans, it is difficult to predict the growth of the servicing portfolio. A rising rate environment would slow the pace of prepayments and would contribute to an increase in the servicing portfolio.

FEE INCOME ON DEPOSITS. Fee income from deposits has increased both on a quarterly and year-to-date basis. For the third quarter of 2003, deposit fees totaled $132,000, up from $118,000, or $14,000 as compared to the like quarter last year. For the first nine months of 2003, deposit fees amounted to $383,000, up from $348,000, or $35,000 for the same period in 2002. The rise in deposit fees for both periods is mainly attributable to an increase in checking account fees as a result of the positive change in the number of checking accounts as compared to the prior year. The number of business and consumer checking accounts increased 26%, from September 30, 2002 to September 30, 2003.

OTHER INCOME. Other income totaled $336,000 compared to $275,000 in the third quarter of last year. For the first nine months of 2003, other income amounted to $1.1 million as compared to

$790,000 for the like period the previous year. The rise in other income is mainly due to the increase in rental income which was partially offset by a drop in loan and prepayment fees.

Rental income for the quarter is up $157,000 and $471,000 year-to-date. We lease out office space in our Bellevue West and Monroe banking centers and Bellevue Corporate Headquarters. The source of most of the rental income is our Corporate Headquarters, First Mutual Center. We purchased the seven-story building in March, and currently occupy 39% of the building. The remainder of the building is available for lease, and of that portion 67% is presently occupied.

Loan fees and prepayment fees have fallen $115,000, or 71%, in the third quarter and $219,000, or 56%, year-to-date. The sharp spike in long-term rates in third quarter 2003 has influenced the fee income from early loan prepayments, extension fees, etc. The trend for the rest of the year will most likely mirror the results for third quarter.

         Operating Expenses
         ------------------
SALARIES AND EMPLOYEE BENEFITS rose $555,000, or 23%, on a quarter-to-quarter comparison. On a year-to-date basis, the increase is $1.4 million, or 18%. A number of items contributed to our increased employee costs, including a rise in loan officer commissions, 18% growth in staff, an increase in incentive pay (for the quarter), and a rise in temporary help costs (year-to-date).

Commission expense increased $197,000, or 111%, for the quarter and $436,000, or 64%, for the first nine months of this year as compared to last year. The rise is principally a result of greater loan originations. Loan originations on a third quarter comparison jumped from $67 million to $113 million, a rise of 68%. The year-to-date results are similar. For the first nine months of the year, loan originations totaled $327 million, up from $224 million last year, or 46%. The increased production was centered in the Income Property, Residential and Sales Finance lending areas.

We have added 29 new employees in the last 12 months. The new Woodinville banking center was opened in July and accounted for four of the additions. The majority of the other positions added were in customer service support for the loan and deposit areas, as well as a few additions in the Information Systems, Human Resources, and Executive departments.

We are continuing to expand our retail banking center network. The Sammamish Plateau banking center is scheduled to open during the fourth quarter and the Canyon Park location is on track to open in 2005. During 2004, we plan on remodeling four of our existing banking centers to continue with the open and inviting retail atmosphere format that we have adopted in our new banking facilities. At this time we do not anticipate opening a new office in 2004, although we will continue our search, and if a promising site becomes available we will pursue the opportunity.

Incentive pay has increased from $48,000 to $100,000, a rise of $52,000 for the quarter as compared to the same period last year. For the first nine months of 2003, incentive pay totaled $230,000, up $41,000 from $189,000 the prior year. The increase, for both the quarter and year-to-date, is mainly due to the change in our incentive plan for the banking center staff, coupled with the positive growth in deposits. The incentive plan was recently restructured to focus the attention of the banking centers on low-cost deposits and loan production. Deposits have increased $72 million, or 15% as compared to September 30, 2002. Year-to-date deposits rose $59 million, or

12%. These expenses will likely increase in future quarters if the banking centers continue to excel at acquiring loans and deposits.

Temporary staffing expenses rose $38,000, from $27,000 to $65,000 on a third quarter comparison. Year-to-date these costs have jumped $176,000, from $61,000 for the first nine months of 2002 to $237,000 this year. The temporary help expense, for both the quarter and year-to-date periods, centered in our business and consumer loan servicing support areas. Those departments were unable, with their existing staff, to meet the increased loan volume. The year-to-date increase also includes a temporary employee who was subsequently hired as permanent staff in our Information Systems Department. We expect the temporary help expenses to remain above last year's levels and similar to what we experienced in the third quarter of 2003.

OCCUPANCY expenses are up $30,000, or 5%, on a quarter-to-quarter comparison and $53,000, or 3%, for the first nine months as compared to last year. The key elements of this increase relate to our office building maintenance and repairs, building depreciation, utilities, and real estate property tax expenses. Combined, all four of these expense items have increased $143,000, or 143%, for the third quarter as compared to last year. On a year-to-date basis the increase is $340,000, or 112%. The rise in these expenses on a quarterly and year-to-date basis is largely the result of the purchase of the First Mutual Center building in March of this year. The operating costs of the building are prorated between the Bank and the other tenants. Those expenses assigned to other tenants are typically recouped through the leasing agreements. However, shortly after we acquired the building several large tenants chose to relocate. As a result we have had to bear the costs of utilities and property taxes associated with the vacant office space. Our property management firm is currently in the process of marketing the available office space in order to attract new tenants.

OTHER costs increased by $440,000, or 41%, from $1.1 million in the third quarter of 2002 to $1.5 million this year. On a year-to-date comparison, other expenses have risen by $707,000, or 21%, from $3.4 million to $4.1 million this year. The growth in expense for the quarter was largely attributable to legal fees, insurance premiums on sales finance loans, and marketing. The year-to-date increase also included a rise in office supplies expense which was somewhat offset by the decline in telephone expense.

Our legal expenses have increased from $35,000 for the third quarter last year to $127,000 this year. For the first nine months of 2002, legal costs rose from $295,000 to $338,000 this year. The increase in legal expenses is principally due to updating our deposit contracts.

Insurance premiums on sales finance loans rose from zero for the third quarter of last year to $77,000 in the third quarter of this year and to $128,000 for the first nine months of 2003. We insure sales finance loans for default risk for borrowers with credit scores below a certain level. We began insuring these loans in the fourth quarter of 2002. The insured loans now constitute 35% of the sales finance loan portfolio, and represent about 50% of all new loans. The cost of insurance premiums has grown with those loan balances. Credit insurance expense in the first quarter of 2003 was $14,000, increasing to $37,000 in the second quarter, and to $77,000 in the third quarter. The current monthly run rate is $35,000, which implies a cost of $105,000 for the fourth quarter, even if there was no further growth in the portfolio.

The credit insurance for these loans is designed to reimburse us for credit losses up to a set amount for each pool of loans (for additional information see "Sales Finance Loans" in the "Portfolio Information" section).

Marketing expenses have risen from $156,000 in the third quarter of 2002 to $230,000 this year. Year-to-date these expenses have increased from $408,000 last year to $631,000 this year. We believe our current level of marketing support is adequate and don't anticipate those costs to rise materially from their present levels.

Office supply expense increased $45,000, or 83%, on a quarterly comparison and $139,000, or 66%, on a year-to-date comparison. The increase is largely a result of the rise in the need for preprinted forms used in the consumer loan origination process. Consumer loan originations, specifically home improvement loan originations, have increased 78% and 91% for the third quarter this year and the first nine months of this year, respectively, as compared to the previous year.

Telephone expense declined $33,000, or 39%, as compared to third quarter last year and $151,000, or 61%, for the first nine months of this year. In the second quarter of this year, we received a $61,000 refund check from our long distance telephone service provider for charges that occurred in prior periods.

         Key Financial Ratios
         --------------------
The following tables provide additional comparative data regarding operating performance:

--------------------------------------------------------------------------------
INTEREST RATE YIELD / EXPENSE
-----------------------------

                                                    QUARTERS ENDED SEPTEMBER 30,
                                                    ----------------------------
                                                          2003       2002
                                                          ----       ----
Interest Rate Yield:
     Investment securities                               4.57%      5.62%
     FHLB stock                                          5.25%      6.00%
     Loans                                               6.21%      6.98%
Total interest rate yield on
interest-earning assets
                                                         6.04%      6.81%

Interest Rate Expense:
     Deposits                                            2.14%      2.77%
     Interest rate swap                                  3.42%      2.66%
     Trust preferred securities                          5.41%      5.52%
     Borrowings                                          2.49%      4.03%
Total interest rate expense on
interest-bearing liabilities
                                                         2.30%      3.11%

Interest spread                                          3.74%      3.70%
--------------------------------------------------------------------------------

Net interest margin on
interest-earning assets
                                                         4.01%      3.95%
--------------------------------------------------------------------------------

Return on average assets                                 1.10%      1.18%

Return on average equity                                18.72%     17.11%

Average equity / average assets
                                                         7.84%      9.19%
Annualized operating expenses
 / average assets                                        2.47%      2.28%

Efficiency ratio                                        57.38%     51.50%

--------------------------------------------------------------------------------

FINANCIAL CONDITION
-------------------
Assets. Assets increased 12%, from $745 million at year-end 2002 to $838 million as of September 30, 2003. The change in assets is principally the result of an increase in the loan and investment securities portfolios and the purchase of the First Mutual Center building.

Loans. Loans receivable, including loans held-for-sale, rose from $635 million at year-end 2002 to $715 million, an increase of $80 million, or 13%, in nine months. Eighty-two percent of that growth was from sales finance and residential loans with the remaining 18% coming from commercial real estate and business banking loans.

The home improvement loans (Sales Finance) portfolio, year-to-date 2003, has grown at an annualized rate of 78%. In the third quarter of 2003, that portfolio increased at an annualized rate of 65%. Because of that rapid growth, we recently sold $3 million of Sales Finance loans servicing retained, and are currently seeking investors for future sales of $5-$7 million per quarter.

In a change of strategy several years ago, we decreased our focus on the sale of conforming residential loans and redirected our attention to custom construction and non-conforming residential permanent loans. This strategic change has provided strong loan growth in the residential portfolio at returns that exceed our return on equity targets. Annualized growth in residential loans year-to-date is 43%, and annualized growth in residential loans in the third quarter of 2003 was 53%. The annualized growth in the custom construction loan portfolio in the third quarter of 2003 was 89%. Custom construction loans are loans to qualified buyers who are building a home on land they either own or purchase at the time the loan is originated.

Business investment, as opposed to consumer activity, has been slow. Our Business Banking/Income Property loan portfolio grew at an annualized pace of 4% in the first nine months of 2003 and an annualized pace of 2% in the third quarter of 2003.

Securities. We classify investment securities in one of the following categories: 1) trading, 2) available-for-sale, or 3) held-to-maturity. Securities classified as available-for-sale are reviewed regularly, and any unrealized gains or losses are recorded in the shareholders' equity account. At September 30, 2003, the balance of the unrealized loss, net of federal income taxes, was $455,000 of which $53,000 was the loss related to the securities available-for-sale and $402,000 was the loss related to the interest rate swap purchased in connection with the $9 million trust preferred securities issuance last year. The comparable figure for September 30, 2002 was a net unrealized gain of $669,000 ($1,063,000 gain related to the securities available-for-sale and a loss of $394,000 from the interest rate swap). Generally, for securities, falling interest rates will increase the amount recorded as unrealized gain, and rising rates will decrease any unrealized gains, as the market value of securities inversely adjusts to the change in interest rates. Just the opposite is true for interest rate swaps.

Security investments (available-for-sale and held-to-maturity) increased $7.1 million, or 9.4%, from December 31, 2002, to the end of the third quarter of 2003. During the quarter, $10.0 million (book and par value) in securities were purchased and $6.5 million book value ($15.0 million par value) were sold.

Liabilities. Deposits increased $58.6 million, or 11.8%, in the first nine months of 2003, totaling $556 million as compared to $497 million at year-end 2002. This increase in deposits was used principally to fund the asset growth in the loan portfolio.

FHLB advances have increased $27.7 million from year-end 2002 to $212 million as of the end of the third quarter this year. As of September 30, 2003, we had the authority to borrow up to a total of $335 million in FHLB advances, subject to sufficient collateral to support those advances.

ASSET QUALITY
-------------
Provision and Reserve for Loan Losses. The provision for loan losses was $350,000 in the third quarter. Our provisions in prior quarters were $325,000, $135,000, and $125,000 in the second and first quarters of 2003 and the fourth quarter of 2002, respectively. The provision for loan losses reflects the amount deemed appropriate to produce an adequate reserve for possible loan losses inherent in the risk characteristics of the loan portfolio. In determining the provision, we considered the amount and type of new loans added to the portfolio, our level of non-performing loans, the amount of loans charged off, and the economic conditions that we currently operate within.

Our portfolio loans increased $29 million in the third quarter, with most of the growth attributable to our consumer and residential portfolios. Both of these portfolios continue to perform at a satisfactory level, and we do not anticipate any change in the foreseeable future.

Our non-performing assets dropped from $2.1 million at year-end 2002 to $456,000 at the end of the third quarter. The ratio of non-performing assets to total assets declined from 0.28% to 0.05%. The comparable ratio for other banks at June 30, 2003 was 0.81% (1). Net loans charged off for the quarter amounted to $230,000 and $363,000 for the first nine months of 2003; we charged off $113,000 for the third quarter last year and $188,000 in all of 2002. Most of the charge-offs year-to-date were related to our consumer loan portfolio, which would indicate that we should continue to expect an increase in the level of charge-offs if the consumer loan portfolio grows. Annualized charge-offs as a percentage of our total loan portfolio was 0.07%, compared to 0.80% for other financial institutions as of June 30, 2003 (1).

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

Non-Performing Assets. Our exposure to non-performing loans and repossessed assets as of September 30, 2003 was:

            NON-PERFORMING ASSETS
            ---------------------
Single family residence, Idaho.  No anticipated loss                   $ 65,000
An unsecured line of credit.  No anticipated loss                        25,000
Four consumer loans.  We expect a full recovery from credit
     insurance                                                           32,000
Eight consumer loans.  No anticipated loss                               93,000
One consumer loan.  We anticipate charging this loan off in
     the fourth quarter                                                  11,000
                                                                       --------
TOTAL NON-PERFORMING LOANS                                                           $226,000

Real Estate Owned and Repossessed Assets:
Single family residence in Eastern WA.  No loss anticipated              40,000
Two condominiums in Western WA.  No loss anticipated                    175,000
The Bank has a number of items of repossessed property,
     principally spas and motorcycles                                    15,000
                                                                       --------
TOTAL REAL ESTATE OWNED AND REPOSSESSED
     ASSETS                                                                          $230,000
                                                                                     --------
TOTAL NON-PERFORMING ASSETS                                                          $456,000
                                                                                     ========

Subsequent to quarter-end the real estate owned in Eastern WA has been sold and the two condominiums in Western WA are pending sale at this time, all at no expected loss.


(1) Source: Second quarter 2003 FDIC Quarterly Banking Profile, All FDIC-Insured Institutions

The following table provides summary information concerning asset quality as of September 30, 2003 and December 31, 2002:

                                                 SEPTEMBER 30,   DECEMBER 31,
                                                     2003           2002
                                                     ----           ----
Non-performing assets to total assets                0.05%          0.28%
Non-performing loans to total loans
     outstanding                                     0.03%          0.33%
Allowance for loan losses to total loans             1.15%          1.22%
Net charge-offs to total loans (annualized)          0.07%          0.03%

PORTFOLIO INFORMATION
---------------------
COMMERCIAL REAL ESTATE LOANS. The average loan size (excluding construction loans) in the commercial real estate portfolio was $647,000 as of September 30, 2003, with an average loan-to-value ratio of 65%. At quarter-end, only one of these commercial loans was delinquent for 30 days or more. Small individual investors, or their limited liability companies, and business owners typically own the properties securing these loans. The portfolio is split between residential use (multifamily or mobile home parks) and commercial use. At quarter-end, the breakdown was 45% residential and 55% commercial. Adjustable-rate loans account for 90% of our total portfolio.

The loans in our commercial real estate portfolio are well diversified, secured by small retail shopping centers, office buildings, warehouses, mini-storage facilities, restaurants, and gas stations, as well as other properties classified as general commercial use.

To diversify our risk and to continue serving our customers, we sell participation interests in some loans to other financial institutions. About 11% of commercial real estate loan balances originated by the Bank have been sold in this manner. We continue to service the customer's loan and are paid a servicing fee by the participant. Likewise, we occasionally buy an interest in loans originated by other lenders. About $13 million of the portfolio, or 3%, has been purchased in this manner.

SALES FINANCE (HOME IMPROVEMENT) LOANS. Our sales finance portfolio had a balance of $55.8 million at the end of the third quarter of 2003, an increase from $48.0 million at June 30, 2003, and $31.4 million at the end of 2002. The total servicing portfolio contains 6,800 loans, with an average balance of $8,650. The average loan amount for loans originated so far in 2003 is $9,900.

We experienced rapid prepayments throughout 2003, with an annualized prepayment rate of 51%. The prepayment speed for the third quarter of 2003 was 48%, and we expect the prepayment rate to continue to decline as the effect of the recent residential refinance boom diminishes.

The net credit charge-offs for the third quarter of 2003 were $83,000, or 0.64% (annualized) of the outstanding balances. Total 2003 charge-offs year-to-date amounted to $213,000, or 0.65% (annualized).

The sales finance portfolio can be segmented into three sub-portfolios. The first sub-portfolio consists of uninsured loans, in which we have not filed a UCC Financing Statement. The weighted average credit score for this sub-portfolio is 745 and constitutes 20% of our sales finance servicing portfolio. The second sub-portfolio is composed of uninsured loans in which we have filed UCC Financing Statements. The weighted average credit score is 713 and this sub-portfolio makes up 45% of the portfolio. The third group, the insured loans, has a weighted average credit score of 664, and represents the remaining 35% of the portfolio.

The third group, insured loans, currently accounts for about 50% of all new loans. Because of the short weighted-average life of the existing portfolio, one to two years, and the present mix of new loans, we expect the level of insured loans to increase over time.

DEPOSIT INFORMATION
-------------------
The number of business checking accounts increased from 862 at September 30, 2002, to 1,364 as of September 30, 2003, a gain of 502 accounts, or 58%. Consumer checking accounts also increased from 4,439 in the third quarter of 2002 to 5,341 this year, a growth in the number of accounts of 902, or 20%.

     DEPOSIT MIX
     -----------
     Time Deposits                               71%
     Checking                                     6%
     Money Market Accounts                       21%
     Regular Savings                              2%

BUSINESS SEGMENTS
-----------------
The management reporting process measures the performance of the operating segments based on the management structure of the Bank and is not necessarily comparable with similar information for any other financial institution. The operating segments are defined by product type and customer segments. We continue to enhance our segment reporting process methodologies. These methodologies are based on the management reporting process, which assigns certain balance sheet and income statement items to the responsible operating segments. Methodologies that are applied to the measurement of segment profitability include:

     o A funds-transfer pricing system, which allocates actual net interest income between fund users, is based upon the funding needs and the relative weighted-average life of the loans or securities within each segment.

     o The retail deposit gathering banking center network income and expenses are allocated to the business segments based on their asset size.

     o    The provision for loan losses is allocated to the business segments.

     o Operating income and expenses are allocated to segments whenever they can be directly attributed to their activities. Indirect income and overhead costs are credited or charged to the segments whenever they are specifically identified as providers or users of the ancillary internal service, or are allocated based on some common denominator.

The reportable segments include the following:

     o CONSUMER LENDING - Consumer lending includes residential and home equity lending, direct consumer loans, and consumer dealer financing contracts (sales finance). Residential lending offers loans to borrowers to purchase, refinance, or build homes secured by one-to-four-unit family dwellings. Consumer loans include lines of credit and loans for purposes other than home ownership. In addition, this segment also sells loans into the secondary market. We may choose to retain or sell the right to service the loans sold (i.e., collection of principal and interest payments) depending upon market conditions.

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

     o INVESTMENT SECURITIES - The investment securities segment includes the investment securities portfolio. Although we do not consider this to be an operating business line, security investments are a necessary part of liquidity management for the Bank.

These segments are managed separately because each business unit requires different processes and different marketing strategies to reach the customer base that purchases the products and services. All three segments derive a majority of their revenue from interest income, and we rely primarily on net interest revenue in managing these segments. No single customer provides more than 10% of the Bank's revenues.

         Consumer Lending
         ----------------
Net income for the Consumer lending segment rose from $477,000 in the third quarter of 2002 to $702,000 in the same quarter in 2003. The increase in net income was a result of improvements in both net interest and non-interest income, which were partially offset by rising operating expenses.

Net interest income for the Consumer Lending segment, net of the provision for loan losses, totaled $2.7 million for the quarter ended September 30, 2003, an increase of $1.1 million, or 69% over the $1.6 million earned in the third quarter of 2002. Driving this improvement in net interest income was a 46% increase in the Consumer Lending segment's earning assets, from $179 million at September 30, 2002 to $261 million at the end of the third quarter of 2003, centered in residential adjustable-rate mortgage ("ARM") balances, sales finance (home improvement) loans, custom construction ARMs, and land loans. The growth in home improvement loans was facilitated by our decision to retain, within our portfolio, a greater portion of the new loans. In addition to providing incremental earning assets, the growth of custom construction and sales finance loans as a percentage of total loans contributed to net interest income growth due to the higher margins earned on these loans. Custom construction loans generally earn higher rates of interest because of the greater level of risk assumed by the Bank as compared to a permanent residential mortgage. Additionally, sales finance loans also typically command higher interest rates than most other loan categories. With these additional assets, net interest income earned on the portfolio rose $1.1 million from the previous year's level.

The Consumer Lending segment's non-interest income declined from $600,000 for the three months ended September 30, 2002 to $406,000 in the same quarter this year, largely as a result of reductions in gains on residential and sales finance (home improvement) loan sales. The gains from residential loan sales totaled $147,000 for the third quarter of 2003, down sharply from $371,000 in the same period last year. It should be noted that the 2002 results benefited from both a mark-to-market of financial derivatives as well as a bulk sale of $19 million in mortgage servicing rights. The derivatives consist of commitments on held-for-sale loans with interest rate locks, as well as forward commitments, purchased on the secondary market to hedge our loans held-for-sale pipeline. The mark-to-market adjustments on these instruments resulted in a loss of $3,000 for the third quarter of 2003, compared to a gain of $62,000 last year. Gains realized from the sales of home improvement loans fell $38,000, or 27%, versus the third quarter last year, because of a change in strategy from selling loans originated outside the Pacific Northwest to retaining these loans in our portfolio. Additionally, the sale of mortgage servicing rights totaling $19 million in the third quarter of 2002 resulted in a net gain of $189,000. No comparable sale occurred in the third quarter of 2003. These reductions in gains on sales were partially offset by the rental income allocated to the Consumer Lending segment. The allocated rental income has become a significant source of non-interest income for the various business lines since the March 2003 acquisition of the First Mutual Center building. Rental income allocated to the Consumer Lending segment totaled $50,000 for the third quarter this year.

Non-interest expense for the third quarter totaled $2.07 million, rising $579,000, or 39%, on a quarter-to-quarter comparison driven by rising compensation, loan administration and support, and credit and servicing costs. Third quarter compensation expense for this segment rose $133,000 to $568,000, partially attributable to higher production-driven compensation in the wholesale lending and sales finance operations. Accompanying the additional loan volumes has been the need for expanded support to service these loans. Loan administration and support costs allocated to this segment rose $114,000, or 159% over the same period last year. Credit and servicing costs totaled $123,000 in the third quarter, rising $98,000 from the third quarter 2002 level of $25,000. The increase in this expense was primarily attributable to the credit insurance purchased on those sales finance loans to borrowers with credit scores below a certain level. The cost of this credit insurance rose from zero in the third quarter of 2002 to $77,000 for the third quarter this year.

The year-to-date results are similar to the quarterly results, with net income increasing $399,000, from $1.02 million in the nine months ending September 30, 2002, to $1.42 million for the same period in 2003.

Net interest income, after provision for loan losses, for the first nine months of 2003 rose $2.35 million, or 49% over the same period last year. As mentioned previously, the principal component of this improvement was the growth in earning assets over the prior year, which contributed an additional $2.8 million in interest income, an increase of 32% over the same period last year.

For the first nine months of 2003, non-interest income declined $123,000 from the 2002 level of $1.18 million, totaling $1.06 million through September 30, 2003, based primarily on the above mentioned reductions in gains on loan sales. Through the first three quarters of 2003, gains on residential loan sales were down $139,000, or 26%, compared to the same period in 2002, while gains on home improvement loan sales were off $221,000, or 55%, from prior year levels. Again, partially offsetting the reduction in gains on loan sales was rental fee income generated from the First Mutual Center building, which contributed $143,000 to the Consumer Lending segment's non-interest income through September 30 of this year. There was no comparable income for 2002.

Year-to-date non-interest expense increased to $6.1 million for the first three quarters of 2003 as compared to $4.4 million for the like period last year. As noted above, the additional expense in 2003 was primarily the result of rising compensation, credit and servicing, and loan administration and support costs. Consumer segment compensation expense increased $497,000, or 43%, through September of this year compared to the same period last year, based largely upon higher production-driven compensation. Year-to-date credit and servicing expense rose $150,000, or 148%, compared with the prior year based on the credit insurance purchased on sales finance loans. Through the first three quarters of 2003, this credit insurance expense totaled $128,000. The current run rate for this expense is approximately $35,000 per month, and this cost will continue to increase as the sales finance loan portfolio grows. With the additional loan volume comes the need for more support to service these loans. Loan administration and support costs allocated to this segment rose $415,000, or 202%, over the same period last year.

         Commercial Lending
         ------------------
Net income for the Commercial Lending segment increased $65,000, or 4.5%, from $1.44 million in the third quarter of 2002 to $1.50 million in the same period of 2003. The growth in net interest income was partially offset by rising operating expenses, while non-interest income was virtually flat compared to the same quarter in the prior year.

The Commercial Lending segment's net interest income, after provision for loan losses, rose $442,000, or 10.3%, to $4.71 million compared to $4.27 million for the quarter ended September 30, 2002. An $806,000 (27%) reduction in interest expense and $235,000 (52%) reduction in provision more than offset a $599,000 (7.8%) decline in interest income. Funding costs bank-wide have declined compared to last year due to the repricing of time deposits as well as an increased reliance on FHLB advances, which have proven less expensive than comparable maturity retail time deposits at various times earlier this year (see "Results of Operations, Net Interest Income" section for more information). While extraordinary asset growth - as seen in the Consumer Lending segment - was not observed in this segment, the Commercial Lending segment did succeed in expanding most major loan types and building incremental assets over the last year. As of the end of the third quarter in 2003, the Commercial segment's earning assets totaled $457 million, compared to $421 million at September 30, 2002. The relatively less dramatic growth of the Commercial Lending segment relative to the Consumer Lending segment results was in line with expectations, given the soft local economy of the last year and resulting reduction in the number of quality commercial banking relationship opportunities in the market.

The Commercial Lending segment's other operating income remained flat for the quarter at $326,000.

Third quarter non-interest expense for the commercial segment rose $344,000 over the prior year level, totaling $2.76 million, with the increase largely attributable to the additional infrastructure put in place to administer and support the commercial portfolio, as well as an increase in the retail banking center expenses allocated to the Commercial Lending segment.

On a year-to-date basis through the first three quarters of 2003, net income for the Commercial Lending segment declined $66,000, or 1.4%, from $4.75 million to $4.69 million, with net interest income, non-interest income, and non-interest expense all increasing.

Net interest income, after provision, through the first three quarters of the year rose from $13.7 million in 2002 to $14.0 million this year, an increase of 2.5%. Again, the reduction in interest expense had a greater impact on the net interest margin than the decline in interest income, with interest expense declining $1.7 million, or 18.8%, on a year-to-date basis comparison over last year. As noted above, the reduction in interest expense was a product of the repricing of time deposits and an increased reliance on FHLB advances, which have proven less expensive than comparable maturity retail time deposits at various times earlier this year.

As with the three months ended September 30, 2003, other operating income was essentially flat on a year-to-date basis, increasing $19,000, or 2.0%, to $962,000.

Non-interest expense rose $457,000, or 6.2%, for the first three quarters of 2003, compared to the like period last year, driven primarily by the previously mentioned increases in the loan administration and support costs allocated to this segment. Additionally, marketing expense for the commercial segment rose approximately $104,000 based on expenditures for the Business Banking and Community Business Banking divisions.

         Investment Securities
         ---------------------
Net income decreased sharply for the Investment Securities segment, from $187,000 in the third quarter of 2002 to $63,000 in 2003 as the segment was affected by both declining net interest income and rising operating expenses. The Investment Securities segment's non-interest income rose $72,000 compared to the third quarter 2002 level, but this increase was insufficient to offset the changes in net interest income and operating expenses.

Net interest income earned on the securities portfolio fell from $280,000 in the third quarter of 2002 to $122,000 this year, based on a $306,000 (23%) decline in interest income versus a $148,000 (14%) reduction in interest expense. The decline in interest income was principally due to turnover within the portfolio. As rates declined and loan prepayments increased, we made the decision to sell some of our higher yielding securities and realize the gains inherent in them before the underlying loans prepaid at par. The securities sold were then replaced with lower yielding instruments issued in the current rate environment. Consequently, the margin on this segment has been negatively affected. It should be noted, however, that a part of the impact to the portfolio margin has been recovered through gains on sales of those securities sold at premiums in the fourth quarter of 2002 and the first three quarters of 2003.

Non-interest income increased from $154,000 in the third quarter of 2002 to $225,000 in the same period this year. The additional income was primarily attributable to increased gains from sales of investments, which totaled $189,000 for the quarter ended September 30, 2003, up from $129,000 for the third quarter of last year. Also contributing to the increase in non-interest income was $18,000 in rental income from the First Mutual Center building allocated to the Investment Securities segment.

Operating expenses rose by $102,000 to $261,000 in the third quarter this year. This increase was largely attributable to the manner in which some operating expenses were allocated to the various segments. In the third quarter of 2002, the Investment Securities segment benefited from an allocation that effectively reduced its operating expenses by $128,000. Were it not for this item in 2002, third quarter operating expenses would have declined modestly compared to the year-ago level.

Net income for the first nine months of 2003 increased $63,000, or 29%, over the prior year level, primarily as a result of higher non-interest income.

Net interest income on the investment portfolio declined from $741,000 for the first nine months of 2002 to $432,000 for the same period this year, with interest income declining $1.08 million (26%) while interest expense dropped $772,000 (22%). Again, the reduction in the portfolio's net interest income was primarily a result of our decision to sell some higher yielding securities, realizing gains before the underlying loans prepaid at par, then replacing those securities with lower yielding instruments issued in the current rate environment. As noted above, however, part of the impact to the portfolio's net interest income has been recovered through the gains on sales of those securities sold at premiums in the fourth quarter of 2002 and the first three quarters of 2003.

Non-interest income rose $438,000, or 120%, on a year-to-date comparison. Like the quarterly comparison, much of this increase was due to the gains realized from the sale of securities during the first three quarters of 2003 as compared to last year, as well as the allocation of rental income associated with the purchase of the First Mutual Center building. Gains realized from the sale of securities in the first nine months of 2003 totaled $663,000, compared to $287,000 last year. Additionally, rental income allocated to the Investment Securities segment totaled $79,000 through September of this year. There was no comparable income last year.

Similar to the third quarter results, non-interest expense rose by $34,000 due to the methods used to allocate certain operating expenses to the various segments in 2002 and 2003. Were it not for the $128,000 item in 2002, the year-to-date operating expenses would have declined by approximately $94,000 compared to year-ago level.

LIQUIDITY AND CAPITAL RESERVES
------------------------------
Net cash, as reported in the Statement of Cash Flows, decreased by $5.1 million, or 34%, in the first nine months of 2003. Our cash inflows included the principal repayments of loans and securities, deposit growth, net FHLB advances, proceeds from the sale of securities, and the issuance of trust preferred securities. Our outflows were largely composed of loan originations, security purchases and the acquisition of our corporate headquarters.

In the first nine months of the year, loan principal repayments totaled $154.8 million. In addition, contractual repayments and redemptions on securities amounted to $33.7 million. Proceeds from FHLB borrowings totaled $28.0 million, net of repayment of advances. The sale of securities in the first three quarters of the year contributed $25.4 million and deposits increased by $58.6 million. We also received $4.0 million in funds from a trust preferred security offering.

We used these cash inflows to fund loan originations, which amounted to $259.6 million during the first nine months of 2003, and to purchase securities totaling $67.7 million. In addition, in March of this year we purchased the First Mutual Center building, which required a cash outlay of $12 million.

Our long-term liquidity objective is to fund 70% of our growth through consumer deposits. Whenever that source is inadequate to meet asset growth requirements, FHLB advances are normally accessed. The current ratio of FHLB advances to assets is 25.3%, which is below our credit limit of 40% of assets. Other sources of liquidity include the sale of loans into the secondary market and net income after the payment of dividends. The Company is also approved for a $5 million line of credit of which we have drawn down $500,000 and a $50 million reverse repurchase line of credit of which we have not yet accessed.

The FDIC's statutory framework for capital requirements establishes five categories of capital strength, ranging from a high of well capitalized to a low of critically under capitalized. An institution's category depends upon its capital level in relation to relevant capital measures, including a risk-based capital measure, a leverage capital measure, and certain other factors. At September 30, 2003, we exceeded the capital levels required to meet the definition of a well-capitalized institution:

                                                             For        Well
                                                           Capital  Capitalized
                                                           Adequacy   Minimum
                                               Actual      Minimum     Ratio
                                               ------      -------     -----
Total capital (to risk-weighted assets):
    First Mutual Bancshares, Inc.
    First Mutual Bank                          11.37%       8.00%      10.00%
                                               11.13        8.00       10.00
Tier I capital (to risk-weighted assets):
    First Mutual Bancshares, Inc.
    First Mutual Bank
                                                9.99        4.00        6.00
Tier I capital (to average assets):             9.88        4.00        6.00
    First Mutual Bancshares, Inc.
    First Mutual Bank
                                                7.27        4.00        5.00
                                                7.31        4.00        5.00

The Bank is also planning on issuing $4 million in trust preferred securities during the fourth quarter of 2003.

BANKING CENTER EXPANSION
------------------------
We are continuing to expand our retail banking center network. The Sammamish Plateau banking center, a leased facility, is scheduled to open later this quarter and the Canyon Park location, currently planned as a three-story office building, is on track to open in 2005. The anticipated additional capital cost for these two banking centers is $4.2 million. During 2004 we are planning on remodeling four of our existing banking centers to continue with our open and inviting retail atmosphere format that we have adopted in our new banking facilities. The capital expenditures for the remodels are estimated to be $2.7 million.

At this time we do not anticipate opening a new office in 2004, although we will continue our search and if a promising site becomes available we would pursue the opportunity. Our banking center franchise primary market area is east of Lake Washington, from Renton to the Bothell/Kenmore area. Continued expansion will have an impact on expenses as banking centers are opened. Income from banking center operations often requires a number of years before it equals operating expenses.

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

GAP MODEL

The Gap Report, which indicates the difference between assets maturing, repricing, or prepaying within a period and total liabilities maturing or repricing within the same period, is a traditional view of interest rate sensitivity. Our twelve-month interest rate sensitivity gap, expressed as a percentage of assets, fell from 16.5% at December 31, 2002 to 5.7% at September 30, 2003. These results indicate that we remain asset sensitive, with more assets than liabilities maturing or repricing within the next year, though significantly less than at year-end 2002. The gap report has implied an asset sensitive position for a number of quarters, dating back to September 2001. The change in the gap was driven by the mix of the additions to each side of the balance sheet during the first nine months of 2003, as well as the overall balance sheet growth.

                     One-Year Interest Rate Sensitivity Gap
                                 (In thousands)

                                            SEPTEMBER 30,    DECEMBER 31,
                                                2003             2002
                                              --------         --------
One-Year Repricing / Maturing Assets          $626,691         $600,577

One-Year Repricing / Maturing Liabilities      578,993          477,932
                                              --------         --------

One-Year Gap                                  $ 47,698         $122,645
                                              ========         ========

Total Assets                                  $838,029         $745,295
                                              ========         ========

One-Year Interest Rate Gap as a
Percentage of Assets                               5.7%            16.5%

Asset growth of $93 million, or 12%, in the first nine months of 2003 was centered in assets that would not be subject to maturity or repricing in the following twelve months. These assets included $12 million in new fixed assets, in the form of the First Mutual Center building in Bellevue, purchased during the first quarter of 2003, and $23 million of growth in fixed-rate consumer loans. Also falling into this category were new single- and multi-family residential and commercial real estate ARMs, often tied to one-year FHLB or London Interbank Offering Rate ("LIBOR") indexes, but for which the interest rate is fixed for the first three to ten years of the loan. Overall, those assets not subject to maturity or repricing within twelve months rose $67 million over the nine-month period, while assets expected to mature or reprice within the time horizon increased $26 million from their level as of December 31, 2002. Much of the latter $26 million was centered in new land and construction loans, as well as single- and multi-family residential and commercial real estate ARM balances. The interest rates on these loans are typically adjustable annually, with the new loans generally tied to either the one-year LIBOR or FHLB rate.

By comparison, liabilities subject to maturity or repricing in the next twelve months rose $101 million over the nine-month period. This increase was driven by a combination of growth in money market accounts subject to repricing over the time horizon, a shift in volumes from longer-term time deposits to six- and seven-month certificates, and the rolling forward of long-term, fixed-rate FHLB advances. Money market account balances have risen significantly through the first nine months of the year, driven largely by the Platinum money market account, which was up nearly $32 million from the December 31, 2002 level. Balances of six- and seven-month time deposits increased from $11 million and $21 million at December 2002 to $45 million and $55 million at September 30, 2003, respectively, in response to promotional rates offered in the second and third quarters. As total retail time deposits showed little change from December levels, the growth in six- and seven-month certificates also represented a shift from other accounts, in this case longer-term time deposits. This shift from longer-term to shorter-term certificates contributed to the reduction in gap. Additionally, the volume of our FHLB borrowings scheduled to mature within twelve months increased by $32 million as long-term, fixed-rate advances continued to roll forward.

Overall, this combination of a greater increase for liabilities maturing/repricing in the next twelve months than assets repricing in the same period resulted in a net $75 million reduction in our dollar gap, reducing the numerator of the gap-as-a-percentage-of-assets ratio. This gap ratio was further reduced by the overall growth in the balance sheet during the period, which increased the denominator of the gap ratio from $745 million to $838 million. The combined effect of these two factors was the reduction in the one-year gap ratio from 16.5% to 5.7% of total assets.

NET INTEREST INCOME (NII) SIMULATION

                               Rate Ramp Estimates
                    Net Interest Income and Net Market Value

                               SEPTEMBER 30, 2003              DECEMBER 31, 2002
                                   PERCENTAGE                     PERCENTAGE
                                     CHANGE                         CHANGE
------------------------  -------------  ---------------  ------------  --------------
Change in Interest Rates  Net Interest   Economic Value   Net Interest  Economic Value
    (In basis points)        Income        of Equity        Income        of Equity
------------------------  -------------  ---------------  ------------  --------------
          +200               (0.51%)       (18.97%)          1.94%        (10.58%)
          +100                  n/a         (9.61%)            n/a         (3.89%)
          -100               (0.44%)         7.18%          (1.44%)         0.18%
          -200                  n/a            n/a             n/a            n/a

The above table refers to changes in net interest income for the twelve-month periods beginning September 30, 2003 and December 31, 2002, respectively.

The September 30, 2003 results of our simulation model indicate that our net interest income ("NII") would be expected to decline in both rising and falling interest rate environments, contracting 0.51% as rates increase by 200 bps, and 0.44% with a 100 bps drop in rates. The magnitudes of these changes, less than 1.00% from the baseline in either scenario, suggest that little sensitivity exists with regard to changes in interest rates, with relatively consistent net interest income in the base case projection and the rising and falling rate ramp scenarios. In both scenarios, differences in velocity (the timeframe and/or frequency of repricing within the twelve month period), index rates, optionality such as rate floors, and prepayment characteristics result in a change in the NII profile different than might be expected based on our asset sensitivity.

In the base case, forecasted twelve month NII rose to $30.7 million at September 30, from $26.0 million for December 31, 2002, driven by the above mentioned asset growth, which included approximately $79 million in net loan growth. Also contributing to the increase in projected net interest income was a modest improvement in the modeled net interest spread. While the simulation model's yield on assets fell 50 bps compared to December 2002, liabilities costs saw a 51 bps reduction over the period.

The rate floors on our loan portfolio also affect net interest income sensitivity. If the fully indexed rate on one of these loans reaches a level significantly below the level of the rate floor, the loan effectively becomes a fixed-rate instrument and may not reprice upwards in a rising rate scenario. Consequently in the rising rate scenario, the revenue generated on a significant percentage of the loan portfolio remains constant as funding costs rise.

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

ECONOMIC VALUE OF EQUITY ("EVE") SIMULATION

The EVE analysis goes beyond simulating earnings for a specified time period to estimating the present value of all financial instruments in our portfolio and then analyzing how the economic value of the portfolio would be affected by various alternative interest rate scenarios. The portfolio's economic value is calculated by generating principal and interest cash flows for the entire life of all assets and liabilities, then discounting these cash flows back to their present values.

The assumed discount rate used for each projected cash flow is the yield currently available from alternative instruments of comparable risk and duration.

In the simulated 200 bps upward shift of the yield curve, EVE is expected to decline. As interest rates rise, the discount rates used to calculate the present values of assets and liabilities will increase, causing the present values of both assets and liabilities to fall, with more prominent effects on longer-term, fixed-rate instruments. Additionally, as noted above, when interest rates rise, the cash flows on our assets will typically decelerate, as borrowers become less likely to refinance or prepay their loans. As a result, less cash is available to reinvest at the higher market rates. As these effects were more pronounced for our assets, which would have declined in value by an estimated 3.8% versus an approximately 2.6% decline in the value of liabilities, the economic value of our equity is negatively impacted in this scenario, declining 18.9%. The additional long-term, fixed-rate assets mentioned above that were added to the simulation in the first nine months of 2003, including those ARMs with rate floors that effectively became fixed-rate instruments in the current rate environment, increased the balance sheet sensitivity to an increase in interest rates relative to the December 31, 2002 calculations.

The opposite occurs when rates decline, as the discount rates used to calculate the present values of assets and liabilities will decrease, causing the present values of both assets and liabilities to rise. In keeping consistent with the explanation above, the EVE would be expected to be positively impacted in this scenario. Counteracting this effect, however, cash flows on our assets will tend to accelerate in a falling rate scenario, as borrowers refinance their existing loans at lower interest rates. We must then reinvest these cash flows at the lower market rates. These results illustrate an effect referred to as negative convexity. Taking this negative convexity into account, the simulation results indicated that the impact to EVE was less pronounced in the falling rate scenario. In this case, the economic values of both assets and liabilities at September 30, 2003 were positively impacted when rates were assumed to fall by 100 basis points, assets by 1.8% and liabilities by 1.3%. This resulted in a positive impact to the economic value of our equity of nearly 7.2%. Again, the additional long-term, fixed-rate assets incorporated in the simulation after the first nine months of 2003 increased the balance sheet sensitivity to the change in interest rates.

The sensitivity analysis does not necessarily represent a forecast. There are numerous assumptions inherent in the simulation model as well as in the gap report. Some of these assumptions include the nature and timing of interest levels, including the shape of the yield curve, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/replacement of asset and liability cash flows. Customer preferences and competitor and economic influences are impossible to predict; therefore, we cannot make any assurances as to the outcomes of these analyses.

Securities

The following table sets forth certain information regarding carrying values and percentage of total carrying values of the Bank's consolidated portfolio of securities classified as available-for-sale and held-to-maturity (in thousands).

                                                   -------------------------------------------------------------------------
                                                                                 At September 30,
                                                   -------------------------------------------------------------------------
                                                                  2003                                  2002
                                                   -----------------------------------   -----------------------------------
AVAILABLE-FOR-SALE:                                 Carrying Value    Percent of Total    Carrying Value    Percent of Total
-------------------                                -----------------------------------   -----------------------------------
  US Government Treasury and agency obligations         $ 11,050               15%            $   --                 0%
  Mortgage backed securities:
       Freddie Mac                                        16,071               23%               4,902               9%
       Fannie Mae (includes FNMA stock)                   44,794               62%              51,083              91%
                                                   -----------------------------------   -----------------------------------
  Total mortgage-backed securities                        60,865               85%              55,985             100%
                                                   -----------------------------------   -----------------------------------
  ------------------------------------------------------------------------------------   -----------------------------------
  Total securities available-for-sale                   $ 71,915              100%            $ 55,985             100%
  ------------------------------------------------------------------------------------   -----------------------------------

                                                   -------------------------------------------------------------------------
                                                                                 At September 30,
                                                   -------------------------------------------------------------------------
                                                                  2003                                  2002
                                                   -----------------------------------   -----------------------------------
HELD-TO-MATURITY:                                   Carrying Value    Percent of Total    Carrying Value    Percent of Total
-----------------                                  -----------------------------------   -----------------------------------
  Municipal Bonds                                        $ 1,327               13%            $  1,340               7%
  Mortgage backed securities:
       Freddie Mac                                           556                6%                 948               5%
       Fannie Mae                                          7,994               81%              16,904              88%
                                                   -----------------------------------   -----------------------------------
  Total mortgage-backed securities                         8,550               87%              17,852              93%
  CMO's                                                        5                0%                  35               0%
                                                   -----------------------------------   -----------------------------------
  ------------------------------------------------------------------------------------   -----------------------------------
  Total securities held-to-maturity                      $ 9,882              100%            $ 19,227             100%
  ------------------------------------------------------------------------------------   -----------------------------------
  Estimated Market Value                                 $10,103                              $ 19,798
  ------------------------------------------------------------------------------------   -----------------------------------

                                   ITEM 3A

The following table shows the maturity or period to repricing of the Bank's consolidated portfolio of securities available-for-sale and held-to-maturity (dollars in thousands):

                                                           -------------------------------------------------------------------------
                                                                             Available-for-sale at September 30, 2003
                                                           -------------------------------------------------------------------------
                                                             One Year or Less     Over One to Three Years  Over Three to Five Years
                                                           -------------------------------------------------------------------------
                                                                       Weighted                  Weighted                Weighted
                                                           Carrying     Average    Carrying       Average    Carrying     Average
                                                             Value       Yield       Value         Yield       Value       Yield
                                                           -------------------------------------------------------------------------
Available-for-Sale:
-------------------
    US Government Treasury and agency obligations          $  --          0.00%     $  --          0.00%     $  --          0.00%
    Mortgage backed securities:
         Freddie Mac                                           355        3.29%        --          0.00%       1,634        5.50%
         Fannie Mae                                            637        3.74%        --          0.00%       1,706        5.50%
                                                           -------     -------      -------     -------      -------     -------
    Total mortgage-backed securities                           992        3.58%        --          0.00%       3,340        5.50%


                                                           -------------------------------------------------------------------------
    Total securities available-for-sale -- Carrying Value  $   992        3.58%     $  --          0.00%     $ 3,340        5.50%
                                                           -------------------------------------------------------------------------

                                                           -------------------------------------------------------------------------
    Total securities available-for-sale -- Amortized Cost  $   965        3.58%     $  --          0.00%     $ 3,215        5.50%
                                                           -------------------------------------------------------------------------


                                                           -------------------------------------------------------------------------
                                                                             Held-to-Maturity at September 30, 2003
                                                           -------------------------------------------------------------------------
                                                             One Year or Less     Over One to Three Years  Over Three to Five Years
                                                           -------------------------------------------------------------------------
                                                                       Weighted                  Weighted                Weighted
                                                           Carrying     Average    Carrying       Average    Carrying     Average
                                                             Value       Yield       Value         Yield       Value       Yield
                                                           -------------------------------------------------------------------------
Held-to-Maturity:
-----------------
   Municipal Bonds                                         $  --          0.00%     $  --          0.00%     $  --          0.00%
   Mortgage backed securities:
        Freddie Mac                                            556        3.61%        --          0.00%        --          0.00%
        Fannie Mae                                           2,788        4.85%       2,903        5.65%        --          0.00%
                                                           -------     -------      -------     -------      -------     -------
   Total mortgage-backed securities                          3,344        4.64%       2,903        5.65%        --          0.00%
   CMO's                                                      --          0.00%        --          0.00%        --          0.00%


                                                           -------------------------------------------------------------------------
   Total securities held-to-maturity -- Carrying Value     $ 3,344        4.65%     $ 2,903        5.65%     $  --          0.00%
                                                           -------------------------------------------------------------------------

                                                           -------------------------------------------------------------------------
   Total securities held-to-maturity -- Fair Market Value  $ 3,448        4.51%     $ 2,988        5.49%     $  --          0.00%
                                                           -------------------------------------------------------------------------

                                                           -------------------------------------------------------------------------
                                                                             Available-for-sale at September 30, 2003
                                                           -------------------------------------------------------------------------
                                                            Over Five to Ten Years  Over Ten to Twenty Years    Over Twenty Years
                                                           -------------------------------------------------------------------------
                                                                          Weighted                Weighted                  Weighted
                                                            Carrying       Average    Carrying     Average    Carrying       Average
                                                              Value         Yield       Value       Yield       Value         Yield
                                                           -------------------------------------------------------------------------
Available-for-Sale:
-------------------
    US Government Treasury and agency obligations            $ 6,097        4.08%     $ 4,953        4.00%     $  --          0.00%
    Mortgage backed securities:
         Freddie Mac                                           4,736        3.50%       9,346        4.50%        --          0.00%
         Fannie Mae                                            1,407        5.50%      41,044        4.38%        --          0.00%
                                                             -------     -------      -------     -------      -------     -------
    Total mortgage-backed securities                           6,143        3.96%      50,390        4.40%        --          0.00%


                                                           -------------------------------------------------------------------------
    Total securities available-for-sale -- Carrying Value    $12,240        4.02%     $55,343        4.37%     $  --          0.00%
                                                           -------------------------------------------------------------------------

                                                           -------------------------------------------------------------------------
    Total securities available-for-sale -- Amortized Cost    $12,193        4.01%     $55,622        4.36%     $  --          0.00%
                                                           -------------------------------------------------------------------------


                                                           -------------------------------------------------------------------------
                                                                             Held-to-Maturity at September 30, 2003
                                                           -------------------------------------------------------------------------
                                                            Over Five to Ten Years  Over Ten to Twenty Years    Over Twenty Years
                                                           -------------------------------------------------------------------------
                                                                          Weighted                Weighted                  Weighted
                                                            Carrying       Average    Carrying     Average    Carrying       Average
                                                              Value         Yield       Value       Yield       Value         Yield
                                                           -------------------------------------------------------------------------
Held-to-Maturity:
-----------------
   Municipal Bonds                                           $  --          0.00%     $   220        5.38%     $ 1,107        6.16%
   Mortgage backed securities:
        Freddie Mac                                             --          0.00%        --          0.00%        --          0.00%
        Fannie Mae                                             1,332        5.50%         971        4.50%        --          0.00%
                                                             -------     -------      -------     -------      -------     -------
   Total mortgage-backed securities                            1,332        5.50%         971        4.50%        --          0.00%
   CMO's                                                        --          0.00%           5        6.50%        --          0.00%


                                                           -------------------------------------------------------------------------
   Total securities held-to-maturity -- Carrying Value       $ 1,332        5.50%     $ 1,196        4.66%     $ 1,107        6.16%
                                                           -------------------------------------------------------------------------

                                                           -------------------------------------------------------------------------
   Total securities held-to-maturity -- Fair Market Value    $ 1,388        5.28%     $ 1,196        4.67%     $ 1,082        6.31%
                                                           -------------------------------------------------------------------------


                                                  ----------------------------------------
                                                  Available-for-sale at September 30, 2003
                                                  ----------------------------------------
                                                                     Total
                                                           ----------------------
                                                                          Weighted
                                                              Carrying     Average
                                                                Value       Yield
                                                           ----------------------
Available-for-Sale:
-------------------
    US Government Treasury and agency obligations             $11,050        4.05%
    Mortgage backed securities:
         Freddie Mac                                           16,071        4.28%
         Fannie Mae                                            44,794        4.45%
                                                               ------     -------
    Total mortgage-backed securities                           60,865        4.40%


                                                           ----------------------
    Total securities available-for-sale -- Carrying Value     $71,915        4.35%
                                                           ----------------------

                                                           ----------------------
    Total securities available-for-sale -- Amortized Cost     $71,995        4.34%
                                                           ----------------------


                                                   --------------------------------------
                                                   Held-to-Maturity at September 30, 2003
                                                   --------------------------------------
                                                                     Total
                                                           ----------------------
                                                                          Weighted
                                                              Carrying     Average
                                                                Value       Yield
                                                           ----------------------
Held-to-Maturity:
-----------------
   Municipal Bonds                                            $ 1,327        6.03%
   Mortgage backed securities:
        Freddie Mac                                               556        3.61%
        Fannie Mae                                              7,994        5.21%
                                                               ------     -------
   Total mortgage-backed securities                             8,550        5.10%
   CMO's                                                            5        6.50%

                                                           ----------------------
   Total securities held-to-maturity -- Carrying Value        $ 9,882        5.23%
                                                           ----------------------

                                                           ----------------------
   Total securities held-to-maturity -- Fair Market Value     $10,103        5.11%
                                                           ----------------------

ITEM 4.  CONTROLS AND PROCEDURES

The Bank's Chief Executive Officer and Chief Financial Officer and other appropriate officers have evaluated the Bank's disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission's rules and forms, and have concluded that, although there are inherent limitations in all control systems and although we apply certain reasonable cost/benefit considerations to the design of our disclosure controls and procedures, as of September 30, 2003, those disclosure controls and procedures are effective.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

At September 30, 2003, we were not engaged in any litigation, which in the opinion of management, after consultation with our legal counsel, would be material to the Bank.

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

     (31.1) Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

     (31.2) Certification by Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

     (32) Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2003                  FIRST MUTUAL BANCSHARES, INC.




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