Form 10-K
period 2003-12-31
FIRST MUTUAL BANCSHARES INC
filed 2004-03-30
CIK 1098337

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the Fiscal Year Ended December 31, 2003

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
                                                              ------------------

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

         As of June 30, 2003, there were issued and outstanding 4,711,177 shares of the registrant's common stock. The aggregate market value of the voting stock held by non-affiliates of 2,629,493 shares of the registrant was $52,589,860 based on the closing sales price of the registrant's common stock as quoted on the Nasdaq Market System which on June 30, 2003 was $20.00.

================================================================================

         As of March 15, 2004, there were issued and outstanding 4,748,386 shares of the registrant's common stock. (The number of shares does not include the shares to be issued in connection with the 10% stock dividend declared on
March 17, 2004.)

                       DOCUMENTS INCORPORATED BY REFERENCE

         1.    Certain information required by Parts I, III, and IV is
               incorporated by reference to the Registrant's Annual Report to
               Shareholders for the fiscal year ended December 31, 2003.

         2.    Certain information required by Parts I, III, and IV is
               incorporated by reference to the Registrant's Proxy Statement dated March 18, 2004 for the 2004 Annual Meeting of Shareholders.

Forward-Looking Statements
--------------------------

         This Form 10-K Report and the other Securities and Exchange Commission filings made by the Company, which are incorporated by reference, contain statements concerning future operations, trends, expectations, plans, capabilities, and prospects of the Company that are forward-looking statements for purposes of the safe harbor provisions under the Private Securities
Litigation Reform Act of 1995. Statements containing words such as "anticipate,"
"believe," "expect", "objective", "plan," "should," or similar words may constitute forward-looking statements. Information regarding our Simulation and
GAP Models and our hedging strategies may also constitute forward-looking statements. Although the Company believes that the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business and operations, actual events, results, or developments may differ materially from those expressed or implied in forward-looking statements due to a number of risks and uncertainties. Factors which could affect actual results include economic conditions in the Bank's market area, interest rate fluctuations, the impact of competitive products, services and pricing, loan delinquency rates, and the legislative and regulatory changes affecting the banking industry. There are other risks and uncertainties which could affect the Company which are discussed from time to time in the filings made by the Company with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Bank shall not be responsible to update any such forward-looking statements.

Table of Contents
-----------------
                                                                           Page
                                                                           ----

Part I
         Item 1. Business
                  Overview of Business Lines                                 4
                  Yields Earned and Rates Paid                               5
                  Rate Volume Analysis                                       7
                  Lending Activities                                         7
                  Reserve for Loan Losses                                   15
                  Interest Rate Risk Management                             16
                  Securities                                                19
                  Investment Activities                                     22
                  Deposit Activities and Other Sources of Funds             26

                  Critical Accounting Policies                              29
                  Recently Issued Accounting Standards                      32
                  Regulation and Supervision                                32
                  Federal and State Taxation                                37
         Item 2. Properties                                                 40
         Item 3. Legal Proceedings                                          41
         Item 4. Submission of Matters to a Vote of Security Holders        41
Part II
         Item 5. Market for Registrant's Common Equity, Related
                  Stockholder Matters, and Issuer Purchases of
                  Equity Securities                                         42
         Item 6. Selected Financial Data                                    42
         Item 7. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       42
         Item 7A. Quantitative and Qualitative Disclosures About
                   Market Risk                                              42
         Item 8. Financial Statements and Supplementary Data                42
         Item 9. Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                       42
         Item 9A. Controls and Procedures                                   43
Part III
         Item 10. Directors and Executive Officers of the Registrant        43
         Item 11. Executive Compensation                                    45
         Item 12. Security Ownership of Certain Beneficial Owners and
                   Management and Related Stockholder Matters               45
         Item 13. Certain Relationships and Related Transactions            45
         Item 14. Principal Accountant Fees and Services                    45
Part IV
         Item 15. Exhibits, Financial Statement Schedules, and
                   Reports on Form 8-K                                      45

                                     PART I

Item 1. Business
----------------

(a)  General
     -------
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

         Our business consists of attracting deposits from the general public as well as obtaining funds from wholesale funding sources and investing those funds primarily in commercial and residential real estate loans, business loans, construction loans, and consumer loans. We also invest in federal government and agency obligations, structured notes, real estate mortgage investment conduits
("REMICs"), mortgage-backed securities, and municipal securities. In addition to portfolio lending, we participate in mortgage banking activities that encompass the selling of primarily fixed-rate loans into the secondary mortgage market.

         The principal sources of funds for lending and investment activities are deposits, repayment of loans, loan sales and Federal Home Loan Bank ("FHLB")
of Seattle advances. The primary sources of income are interest on loans, gains on sales of loans and investments, servicing fees on loans, service-charge income on deposit accounts and interest and dividends on investment securities.
Principal expenses are interest paid on deposits and borrowings, and general and administrative costs.

         The savings and lending operations are conducted through twelve full-service banking centers located in Bellevue (3), Issaquah, Kirkland (2),
Monroe, Redmond, Sammamish, Seattle (2), and Woodinville. We also have income property loan production offices located in Bellingham and Tacoma, Washington, and a consumer loan office located in Jacksonville, Florida. Our main office is located at 400 108th Avenue N.E., Bellevue, Washington. See "Item 2. -
Properties" herein for additional information regarding our facilities.

         We post our annual report, Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and press releases on our investor relations page at www.firstmutual.com. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange
Commission (the "SEC"). All SEC filings of the Company are also available free of charge at the SEC's website, www.sec.gov or by calling the SEC at
1-800-SEC-0330.

Overview of Business Lines
--------------------------

         We manage our operations by grouping our products and services within business segments. Our business segments are:

                o        Consumer Lending
                o        Commercial Lending
                o        Investment Securities

         These segments are managed separately because each business unit requires different processes and different marketing strategies to reach the customer base that purchases the products and services. The segments principal activities are described below.

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
               In addition, this segment also sells loans into the secondary market. Management may choose to retain or sell the right to service the loans sold (i.e., collection of principal and
               interest payments) depending upon market conditions.

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

         o     Investment Securities - The investment securities segment
               includes the investment securities portfolio. Although management does not consider this to be an operating business line, security investments are a necessary part of liquidity management for the
               Company.

Yields Earned and Rates Paid
----------------------------

         Pretax earnings depend significantly upon net interest income, which is the difference between the income we receive on our loan portfolio and other investments and our cost of money, consisting primarily of interest paid on deposits and borrowings. Net interest income is affected by: (i) the difference between rates of interest earned on our interest-earning assets and rates paid on our interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of our interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

         At December 31, 2003, our portfolio of loans consisted of 89%
adjustable-rate and 11% fixed-rate loans. We have employed various measures designed to make yields on our loan portfolio and investments interest-rate sensitive. They have included: (i) adoption of a policy under which we generally originate and sell long-term, fixed-rate mortgage loans which have been underwritten to specifications promulgated by the Federal Home Loan Mortgage
Corporation ("Freddie Mac") and Federal National Mortgage Association ("Fannie
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

                              AVERAGE BALANCE SHEET

         The following table presents for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resulting interest rate spread, and ratio of interest-earning assets to interest-bearing liabilities. Averages are calculated using monthly averages. We follow the practice of stopping interest accruals on loans past due 90-days and over unless it is reasonably believed that all principal and interest due on the loan will be fully recovered. The interest income on loans for all years presented below excludes the interest beyond the 90 day period. These amounts were immaterial for all periods presented. Interest income on tax-free municipal bonds are not shown on a tax-equivalent basis.

                                     At December 31,                           Years Ended December 31,
                                     --------------   ---------------------------------------------------------------------------
                                           2003                 2003                      2002                     2001
                                     --------------   -----------------------   -----------------------   -----------------------
                                             Average                   Average                   Average                   Average
                                              Yield/  Average           Yield/  Average           Yield/  Average           Yield/
                                     Balance   Cost   Balance  Interest  Cost   Balance  Interest  Cost   Balance  Interest  Cost
                                     --------  ----   --------  -------  ----   --------  -------  ----   --------  -------  ----
                                                                                        (Dollars in Thousands)
Interest-earning assets:
 Loans receivable .................. $725,448  6.15%  $683,249  $45,487  6.66%  $588,213  $42,925  7.30%  $535,229  $46,453  8.68%
 Mortgage-backed securities ........   74,203  4.44     68,841    2,902  4.22     80,523    4,514  5.61     62,369    3,818  6.12
 Corporate and municipal bonds .....    1,324  6.03      1,330       81  6.09      1,342       80  5.96      2,796      161  5.76
 Short-term investments ............      845  0.84      1,568       11  0.70      4,673       50  1.07      8,261      259  3.14
 U.S. securities ...................   11,000  4.05     11,425      473  4.14      1,666       49  2.94     21,501    1,480  6.88
 Other equity investments ..........   11,036  5.00     10,728      707  6.59     10,095      707  7.00      8,252      558  6.76
                                     --------  ----   --------  -------  ----   --------  -------  ----   --------  -------  ----

  Total interest-earning assets ....  823,856  5.94    777,141   49,661  6.39    686,512   48,325  7.04    638,407   52,729  8.26

Non-interest earning assets ........   36,988           25,929                    25,310                    22,383
                                     --------         --------                  --------                  --------
Total assets ....................... $860,844         $803,070                  $711,822                  $660,790
                                     ========         ========                  ========                  ========

Interest-bearing liabilities:
  Deposits ......................... $583,765  2.00%  $531,674  $11,984  2.25%  $467,702  $13,995  2.99%  $441,483  $22,708  6.79%
  Long-term debenture related
    to TPS .........................   17,000  4.25     13,333      716  5.37      9,000      251  2.79       --       --     --
  FHLB advances and other
    borrowed money .................  194,143  2.85    202,266    6,223  3.08    167,954    7,441  4.43    149,500    8,694  5.82
                                     --------  ----   --------  -------  ----   --------  -------  ----   --------  -------  ----
Total interest-bearing
    liabilities ....................  794,908  2.26    747,273   18,923  2.53    644,656   21,687  3.36    590,983   31,402  6.49

Non-interest-bearing
   liabilities - deposits
   and other .......................   15,109            8,241                    19,038                    20,863
                                     --------         --------                  --------                  --------
 Total liabilities .................  810,017          755,514                   663,694                   611,846
Shareholders' equity ...............   50,827           47,556                    48,128                    48,944
                                     --------         --------                  --------                  --------
Total liabilities and
   shareholders' equity............. $860,844         $803,070                  $711,822                  $660,790
                                     ========         ========                  ========                  ========
Net interest income ................                            $30,738                   $26,638                   $21,327
                                                                =======                   =======                   =======
Ratio of average
   interest-earning assets
   to average interest-
   bearing liabilities .............                     1.05x                     1.17x                      1.19x
Interest rate spread ...............                                     3.86%                     3.68%                     2.95%
Net yield (net interest
   income as a percentage
   of average interest-
   earning assets) .................                               3.96%                     3.88%                     3.34%
Amortized loan fees included
   in loan receivable interest
   income ..........................                            $ 1,040                   $   474                   $   981

Rate Volume Analysis
--------------------

         The "Rate Volume Analysis" table is contained in the section captioned
"Management's Discussion and Analysis of Financial Condition and Results of
Operations" in the Annual Report, which is incorporated herein by reference.

Lending Activities
------------------

         General. Our loan portfolio totaled $725.4 million at December 31, 2003
(loans held-for-sale totaled $10.1 million of this amount). On that date before deductions (see Note 5 to the Consolidated Financial Statements), $131.7
million, or 17%, of total outstanding loans, including loans held-for-sale, consisted of loans secured by one-to-four-unit residential properties; $184.9 million, or 23%, consisted of loans secured by mortgages on over-four-unit residential properties; construction loans constituted $163.3 million, or 20%;
$211.5 million, or 27%, consisted of commercial real estate loans; $85.2 million, or 11%, consisted of consumer loans; and $20.1 million, or 2%, consisted of business loans. (See table on next page.)

         Our principal lending activities have focused on the origination of residential, commercial real estate, business banking, and consumer loans. Total loans originated were $323.1 million and $342.2 million for the years ended
December 31, 2001 and 2002, respectively, and $424.4 million for the year ended
December 31, 2003.

         In order to maintain the interest rate sensitivity of our loan portfolio and investments, we place an emphasis on the origination of adjustable-rate mortgage loans on residential and commercial properties, and construction, business, and consumer loans at interest rates subject to periodic adjustment based upon the prevailing market rates. At December 31, 2003, $646.8 million, or 89%, of net loans receivable, including loans held-for-sale, were comprised of loans that were other than long-term, fixed-rate mortgage loans.
This amount consists of $123.4 million in residential mortgage loans with rates adjustable at periods ranging from one to five years, $403.0 million in business loans and loans secured by income-producing and multifamily residential properties, $98.9 million in net construction loans, and $21.5 million in consumer loans.

          The following tables provide selected data relating to the composition of our loan portfolio by type of loan and type of security on the dates indicated.

                                                                          At December 31,
                            -------------------------------------------------------------------------------------------------------
                                   2003                  2002                  2001                 2000                1999
                            ------------------    ------------------    ------------------    -----------------   -----------------
                             Amount    Percent     Amount    Percent     Amount    Percent     Amount   Percent    Amount   Percent
                            ---------   ------    ---------   ------    ---------   ------    ---------  ------   ---------  ------
                                                                         (Dollars in Thousands)
TYPE OF LOAN:
Real Estate Loans:
    Interim construction
      loans ............... $ 163,309    22.52%   $ 107,266    17.10%   $  84,245    14.84%   $ 103,727   21.19%  $  72,906   16.05%
    Loans on existing
      property ............   299,401    41.26      270,947    43.18      250,038    44.05      198,240   40.49     186,632   41.07
    Loans refinanced ......   228,726    31.53      219,125    34.93      208,383    36.72      196,089   40.05     204,630   45.03
Insured or guaranteed
    real estate loans .....      --       --            103     0.02          244     0.04          257    0.05         275    0.06
Consumer loans & other ....    85,243    11.75       57,627     9.19       42,488     7.49       34,219    6.99      24,435    5.38
Business lines of credit ..    20,089     2.77       14,683     2.34       11,995     2.11        5,033    1.03       3,347    0.74
Less -
    Loans in process ......   (64,140)   (8.84)     (34,528)   (5.50)     (22,270)   (3.92)     (40,087)  (8.19)    (29,959)  (6.59)
    Reserve for loan
      losses ..............    (8,406)   (1.16)      (7,754)   (1.24)      (7,032)   (1.24)      (6,729)  (1.37)     (6,309)  (1.39)
    Net deferred loan
      (fees) or costs .....    1,226     0.17         (150)   (0.02)        (537)   (0.09)      (1,198)  (0.24)     (1,576)  (0.35)
                            ---------   ------    ---------   ------    ---------   ------    ---------  ------   ---------  ------

TOTAL ..................... $ 725,448   100.00%   $ 627,319   100.00%   $ 567,554   100.00%   $ 489,551  100.00%  $ 454,381  100.00%
                            =========   ======    =========   ======    =========   ======    =========  ======   =========  ======

                                                                          At December 31,
                            -------------------------------------------------------------------------------------------------------
                                   2003                  2002                  2001                 2000                1999
                            ------------------    ------------------    ------------------    -----------------   -----------------
                             Amount    Percent     Amount    Percent     Amount    Percent     Amount   Percent    Amount   Percent
                            ---------   ------    ---------   ------    ---------   ------    ---------  ------   ---------  ------
                                                                         (Dollars in Thousands)
TYPE OF SECURITY:
Residential:
    One-to-four-family .... $ 131,682    18.16%   $  93,208    14.86%   $  83,887    14.78%   $  74,359   15.19%  $  96,418   21.22%
    Multifamily ...........   184,919    25.48      177,621    28.30      174,062    30.66      160,297   32.74     148,354   32.65
Construction ..............   163,309    22.51      107,266    17.10       84,245    14.84      103,727   21.19      72,906   16.04
Commercial real estate ....   211,526    29.16      219,346    34.97      200,716    35.37      159,930   32.66     146,765   32.30
Consumer loans & other ....    85,243    11.75       57,627     9.19       42,488     7.49       34,219    6.99      24,435    5.38
Business lines of credit ..    20,089     2.77       14,683     2.34       11,995     2.11        5,033    1.03       3,347    0.74
Less -
    Loans in process ......   (64,140)   (8.84)     (34,528)   (5.50)     (22,270)   (3.92)     (40,087)  (8.19)    (29,959)  (6.59)
    Reserve for loan
      losses ..............    (8,406)   (1.16)      (7,754)   (1.24)      (7,032)   (1.24)      (6,729)  (1.37)     (6,309)  (1.39)
    Net deferred loan
      (fees) or costs .....    1,226     0.17         (150)   (0.02)        (537)   (0.09)      (1,198)  (0.24)     (1,576)  (0.35)
                            ---------   ------    ---------   ------    ---------   ------    ---------  ------   ---------  ------

TOTAL ..................... $ 725,448   100.00%   $ 627,319   100.00%   $ 567,554   100.00%   $ 489,551  100.00%  $ 454,381  100.00%
                            =========   ======    =========   ======    =========   ======    =========  ======   =========  ======

         Loan Maturity. The following table sets forth certain information at
December 31, 2003, regarding the dollar amount of loans maturing based on their contractual terms to maturity or repricing. Demand loans, loans having no stated
schedule of repayments and no stated maturity, are reported as due in one year or less. Loan balances exclude unearned discounts, deferred loan origination fees, and allowance for loan losses.

                                        Due      2 Years     3 Years
                                       Within    Through     Through
                                      One Year   3 Years     5 Years   After 5
                                        From       After      After     Years
                                      December   December   December   Through    Beyond
                                      31, 2003   31, 2003   31, 2003   10 Years   10 Years    Total
                                      --------   --------   --------   --------   --------   --------
                                                              (Dollars in Thousands)
Real Estate Loans:
   Interim construction loans .....   $ 99,169   $   --     $   --     $   --     $   --     $ 99,169
   Loans on existing property .....    250,419     29,649     18,526        807       --      299,401
   Loans refinanced ...............    189,403     24,553     14,153        617       --      228,726
   Consumer loans & other .........     25,540      1,864      5,145     33,061     19,633     85,243
Business loans ....................      8,498      1,991      2,282      2,541      4,777     20,089
                                      --------   --------   --------   --------   --------   --------
Total Loans .......................   $573,029   $ 58,057   $ 40,106   $ 37,026   $ 24,410   $732,628
                                      ========   ========   ========   ========   ========   ========

         The following table sets forth the dollar amount of all loans, categorized by fixed interest rates and floating or adjustable interest rates.
Loan balances exclude unearned discounts, deferred loan origination fees, and allowance for loan losses.

                                               Due Within
                                     One Year From December 31, 2003    Due After December 31, 2004
                                      ------------------------------   ------------------------------
                                       Fixed    Adjustable              Fixed   Adjustable
                                       Rates       Rates     Total      Rates      Rates      Total
                                      --------   --------   --------   --------   --------   --------
                                                           (Dollars in Thousands)

Mortgage loans ....................   $  7,774   $531,217   $538,991   $  4,477   $ 83,828   $ 88,305
Consumer loans ....................        550     24,990     25,540     59,703       --       59,703
Business loans ....................         68      8,430      8,498        682     10,909     11,591
                                      --------   --------   --------   --------   --------   --------
     Total ........................   $  8,392   $564,637   $573,029   $ 64,862   $ 94,737   $159,599
                                      ========   ========   ========   ========   ========   ========

         RESIDENTIAL LOANS. At December 31, 2003, approximately 17% of the total loan portfolio, including loans held-for-sale, consisted of loans secured by one-to-four-unit family dwellings located within the states of Washington,
Oregon, and Idaho.

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

         We offer one-year, two-year, three-year, five-year, seven-year, or ten-year adjustable-rate loans, with rate adjustment after a period with subsequent adjustments every one, two or three years. These loans generally have a maximum rate adjustment of two percent in any one year with a maximum lifetime interest rate adjustment of between four and six percent. We also offer fixed rate 15- or 30-year loans that we sell into the secondary market. At times, we may choose to portfolio some of these loans that are underwritten to certain criteria.

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

         Multifamily loans are generally made in amounts between $500,000 and
$2.0 million and at December 31, 2003, the largest multifamily loan was for $3.9 million. As of December 31, 2003, multifamily loans were $184.9 million, or 23%, of the loan portfolio as compared to $177.6 million, or 26%, in 2002.

         Interim (construction) financing is available for residential and commercial property development. At December 31, 2003, we had $163.3 million in construction loans of which $99.2 million was disbursed. These loans constituted
20% of the loan portfolio.

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

         Custom construction loans are originated directly to the borrower. The builder, which the borrower has contracted with to build the residence, must be acceptable to the Bank. We oversee the disbursement of construction funds to the borrower and builder. These loans generally have 15- or 30-year terms with the construction period ranging from six to 12 months, with interest collected monthly based upon the disbursed balance of the loan. At the end of the construction period the terms of payment are modified to fully amortize the loan balance over the subsequent 30- or 15-year term.

         The loan programs and interest rates offered for custom construction loans are typically the same as those offered for other one-to-four family residential loans. The fee and interest rate structure for custom construction loans is typically higher than those assessed on non-construction single-family loans with similar terms and conditions. The additional loan fee and interest rate compensates us for the extra cost and interest rate risk associated with this type of lending.

         At December 31, 2003, commercial real estate loans (excluding multifamily and construction loans) constituted $211.5 million, or approximately
29% of the loan portfolio. These loans are typically secured by office buildings, warehouse, commercial and retail centers located in our primary lending area of Washington State and Western Oregon. Permanent commercial real estate loans are normally made up to 75% of the appraised value of the property and generally have interest rates that are adjusted annually based on the short-term FHLB of Seattle's advance rate plus a spread ranging from 3.00% to
4.00%.

         Income property loans, consisting of multifamily, construction, and commercial real estate loans, totaled

$432.4 million at December 31, 2003. That figure compares to $424.8 million at year-end 2002 and $406.6 million at year-end 2001.

         Income property real estate financing is generally considered to involve a somewhat higher degree of credit risk than financing of residential properties. The risk of loss on an income property construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost
(including interest) of construction. If the estimate of the construction cost of the property upon completion of the project proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with collateral that is insufficient to assure full repayment. On permanent income property real estate loans, the risk is primarily attributable to the cash flow from the property being financed. If the cash flow from the property is reduced (e.g., if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired.

         Our underwriting criteria are designed to evaluate and minimize the risk of income property real estate lending. Among other things, we consider the credit history and reputation of the borrower, the borrower's net worth and liquidity, the amount of the borrower's equity in the project, independent appraisal and review of cost estimates, pre-construction sale and leasing information, and cash flow projections of the borrower. In addition our loan policy limits the maximum loan(s) to any one borrower, at any time, to not exceed the maximum allowed under state or federal regulations.

         BUSINESS BANKING. The Business Banking Department makes loans for
"owner-occupied" commercial real estate properties, construction loans and non-real-estate-based business loans. At year-end 2003, total business banking loans grew to $76.7 million compared to $73.6 million the previous year.
Non-real-estate business loans included in those totals were $18.1 million and
$13.1 million at December 31, 2003 and 2002, respectively.

         Business banking commercial real estate loans are typically made on
"owner-occupied" properties. The Business Banking Department analyzes the owner's business that occupies the property and looks at the businesses cash flow as the primary source of repayment. The real estate collateral provides secondary security to the loan. Non-real-estate business loans are typically extended to medium-sized businesses for the purpose of financing inventory, accounts receivable, equipment, facilities, etc.

         Interest rates on business loans are generally tied to the prime rate, plus a spread ranging from 0% to 3% or to the short-term FHLB of Seattle's advance rate, plus a spread ranging from 3% to 4%. The rates are adjusted when the index rate changes. Most prime-based loans reprice immediately while the loans tied to other indexes reprice based on set schedules, generally annually and after a fixed period of time. Annual fees are also usually assessed to line-of-credit business loans.

         Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential, commercial, and multifamily real estate lending.
Real estate lending is generally considered to be collateral-based lending with loan amounts based on predetermined loan to collateral values, and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often not a sufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other reasons. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness and cash flow of the borrower (and any guarantors), while liquidation of collateral is a secondary source of repayment.

         CONSUMER LOANS. We originate consumer loans through two principal methods: sales finance lending (indirect lending) and direct consumer lending
(consumer and home equity loans). Consumer loans totaled $85.2 million at December 31, 2003, compared to $57.6 million the previous year. The increase is due to growth in the sales finance portfolio. Sales finance loans totaled $61.6 million and $31.4 million at year-end 2003 and 2002, respectively.

         The Sales Finance Department began operations in 1997. This department purchases consumer financing contracts from approved dealers in many states. The purchases are without recourse to the dealers. Typical collateral for these contracts include retrofitted windows, siding, roofs, spas, and other home improvements. Dealers must be acceptable to the Bank prior to the purchase of contracts. Before a contract is purchased, Bank personnel make independent credit decisions on the borrowers by checking the creditworthiness of the borrower by applying various underwriting criteria.

         In 2001, we opened a satellite office of our Sales Finance Department in Jacksonville, Florida. Our employees based out of this office work with contractors in the eastern portion of the United States to generate home improvement contracts for assignment to the Bank.

         The Sales Finance Department originates loans both for portfolio and for sale on the secondary market. Loans originated for portfolio can either be unsecured or secured by the use of a financing statement filed against the real property where the goods were installed. The terms of the contracts are fixed rate and vary in term from two to 12 years. Loans originated for sale on the secondary market are unsecured. The loans are sold non-recourse to various institutional purchasers.

         To mitigate future losses, we have entered into an agreement with a national insurance company to provide credit default insurance on a portion of the sales finance loans. The default insurance pays 100% of the loss on any given loan up to an overall liability cap as defined in the insurance policy.
The insurance coverage, when applicable, is typically purchased for loans that fall below a cutoff credit score. That cutoff is generally set in a range between 680 and 740.

         The Direct Consumer Lending Department processes and closes consumer loan requests generated within the banking centers and from lending officers.
The lending products offered fall into two categories: collateral-based loans
(automobiles, boats, recreational vehicles, home improvement, etc.) and unsecured lines-of-credit. The underwriting criteria for collateral-based loans are similar to that of the sales finance loans noted above. Primary consideration is given to the borrower's capacity to repay the obligation. A secondary consideration on secured consumer loans is the value of the loan collateral as a source of repayment. The underwriting criteria on the unsecured lines-of-credit call for a higher level of borrower creditworthiness because of the unsecured nature of these loans. The terms on the collateral- based loans are fixed rates with terms of up to 10 years. The unsecured lines-of-credit are variable and tied to the prime rate plus a margin.

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
Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral. At December 31,
2003, consumer loans past due 90 days or more totaled $223,000 as compared to
$44,000 at year-end 2002.

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
Income property brokers are generally limited to taking the initial application from borrowers. Mortgage brokers provide us with a cost-effective method of originating loans in a broader geographic area than primary lending areas.
Approximately 83% of all residential loans closed during the year ended December
31, 2003, were obtained through mortgage brokers as compared to 79% during 2002.

         Our lending policy is reviewed annually and approved by the Board of
Directors. Residential loans up to specified limits may be approved by a designated underwriter or member of the Consumer Loan Committee, which is comprised of officers Boudreau, Boyd, Harlan, Young and Zavaglia. Commercial
real estate loans can be approved by the Chief Credit Officer up to $1.0 million or by a designated member of the Commercial Loan Committee up to $500,000. The entire Commercial Loan Committee can approve these loans up to $3.5 million.
This committee can also approve other secured or unsecured business loans up to
$1.5 million; its members are officers Collette, Boudreau, Davis, Everett,
Harlan, Kasanders, Mandery, Werth, Valaas, Young, and Zavaglia. Larger loans are further reviewed and approved by the Investment Committee of the Board, which is comprised of Directors Doud, Florence, Parker, Rowley, Valaas, and Wallace.
Except for small consumer or community business loans, the Investment Committee must also approve loans where the cumulative debt exceeds $3.5 million for residential and consumer loans or $5.0 million for commercial loans.

         LOAN ORIGINATIONS AND SALE OF LOANS INTO THE SECONDARY MARKET. Loan
originations increased in 2003 to $424 million from $342 million in 2002, and the comparable figure for 2001 was $319 million. The increase in originations came largely from sales finance and residential loan closings. Sales finance loan closings increased from $39.7 million in 2002 to $70.2 million in 2003. In addition, residential loan closings increased $50.5 million from $147.9 million last year to $198.4 million in 2003.

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

         As of December 31, 2003, we serviced loans for others aggregating approximately $76 million as compared to $46 million in 2002. Loan servicing fees, net, totaled $69,000 for the year ended December 31, 2003, and $103,000 for the year ended December 31, 2002.

         Currently, long-term mortgage loans and some sales finance loans are being originated for sale and sold to investors. During the year ended December
31, 2003, we sold $58.4 million in residential loans and $12.9 million in sales finance loans as compared to $53.5 million and $6.9 million, respectively, during 2002.

         Set forth below is a table showing our loan origination and sales activity for the periods indicated.

                                                              Years Ended December 31,
                                                          ------------------------------
                                                          2003         2002         2001
                                                          ----         ----         ----
                                                                (Dollars in Thousands)
Total loans at beginning
  of period (net of undisbursed loan proceeds) ......   $ 635,223    $ 575,123    $ 497,478
Loans originated:
  Real estate loans:
    Construction loans ..............................     138,238       85,059       54,330
    Loans on existing property ......................     133,341      128,445      172,252
    Loans refinanced ................................      75,385       78,301       59,408
    Insured and guaranteed loans ....................        --            103          244

  Consumer and other loans ..........................      77,400       50,293       36,824
                                                        ---------    ---------    ---------
           Total loans originated ...................   $ 424,364    $ 342,201    $ 323,058

Principal reductions ................................    (231,131)    (192,698)    (154,513)
Loans sold:
  Whole loans .......................................     (71,299)     (72,197)     (76,619)
  Participation loans ...............................     (24,529)     (17,206)     (14,281)
                                                        ---------    ---------    ---------
           Total loans sold .........................     (95,828)     (89,403)     (90,900)
                                                        ---------    ---------    ---------
Total loans at end of period (net of undisbursed
   loan proceeds) ...................................   $ 732,628    $ 635,223    $ 575,123
                                                        =========    =========    =========

         LOAN COMMITMENTS. Our commitments to make conventional mortgage loans on existing residential dwellings are generally made for periods of 30 to 60 days. The borrower may reserve ("lock-in") an interest rate and loan fee for a period of 10 to 60 days from the date of application. This reservation is conditioned upon loan approval and closing within this time frame. Interest rates and loan fees committed at the time of the lock-in are based upon the prevailing market rate at the time of approval. Outstanding commitments to borrowers, including commitments for income property loans, totaled $230.4 million at December 31, 2003, and $185.7 million at year-end 2002.

         LOAN ORIGINATION FEES AND OTHER FEES. In addition to interest earned on loans and servicing fees on loans sold and securitized, we receive loan origination fees for originating mortgage loans. See Note 1 of "Notes to
Consolidated Financial Statements in the Annual Report" for information as to the recognition of loan fee income.

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

         REAL ESTATE HELD-FOR-SALE AND NON-PERFORMING LOANS. Loans are defined as non-performing when any payment of principal and/or interest is 90 days past due unless we are reasonably assured that all principal and interest due on the loan will be fully recovered. Generally we are able to work out a satisfactory repayment schedule with a delinquent borrower; however, the Bank will undertake foreclosure proceedings if the delinquency is not otherwise resolved. Property we acquire as a result of foreclosure or by deed in lieu of foreclosure is classified as "held-for-sale" until such time as it is sold or otherwise disposed. At December 31, 2003, the total of non-performing loans, repossessed assets, and real estate acquired through foreclosure was $538,000 as compared to
$2.1 million at year-end 2002.

         The following table sets forth information regarding non-performing assets at the dates indicated.

                                                          At December 31,
                                                    --------------------------
                                                     2003      2002      2001
                                                    ------    ------    ------
                                                      (Dollars in Thousands)

Loans greater than 90 days delinquent and
    still accruing...............................   $ --      $ --      $ --
Nonaccrual loans ................................      527     2,074       498
Other assets and real estate acquired
     through foreclosure ........................       11        45        23
                                                    ------    ------    ------

  Total .........................................   $  538    $2,119    $  521
                                                    ======    ======    ======

As a percentage of net loans ....................     0.07%     0.34%     0.09%
As a percentage of total assets .................     0.06%     0.28%     0.08%

Gross interest income that would have
   been recorded in the period if loans
   had been current with original terms .........   $  104    $  156    $   40

Interest income on loans included
   in net income for the period .................   $   87    $  117    $   30

         Non-performing assets at December 31, 2003, were composed of loans collateralized by single-family residences, an unsecured line of credit, and consumer loans.

         There were two impaired loans totaling $16,445 and $16,684 (net of impairment allowances) at year end 2003 and 2002, respectively. The amount of impairment totaled $4,600 for both years.

Reserve for Loan Losses
-----------------------

         The reserve for loan losses is maintained at a level sufficient to provide for estimated losses based on known and inherent risks in the loan portfolio. This reserve is based upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio; actual loan loss experience; current and anticipated economic conditions; detailed analysis of individual loans for which full collection may not be assured and for which impairment may be present; and determination of the existence and fair value of the collateral and guarantees securing the loans. The reserve is based upon factors and trends identified by management at the time the financial statements are prepared. The ultimate recovery of loans is susceptible to future market factors beyond our control, which may result in losses or recoveries differing significantly from those provided in the financial statements. At December 31,
2003, the reserve for loan losses totaled $8.4 million which compares to $7.8 million at December 31, 2002.

         While we believe we have established our existing reserve for loan losses in accordance with generally accepted accounting principles as of
December 31, 2003, there can be no assurance that regulators, when reviewing our loan portfolio in the future, will not request us to increase our reserve for loan losses, thereby adversely affecting our financial condition and earnings.
See the Consolidated Financial Statements contained in the Annual Report.

         The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

                                                      Years Ended December 31,
                                       --------------------------------------------------------
                                         2003        2002        2001        2000        1999
                                       --------    --------    --------    --------    --------
                                                        (Dollars in Thousands)

Balance at beginning of period .....   $  7,754    $  7,032    $  6,729    $  6,309    $  5,569

     Charge-offs ...................       (640)       (271)       (144)       (112)        (68)
        Residential real estate ....       --          --          --          --           (17)
        Commercial real estate .....       --            (6)       --          --          --
        Construction ...............       --          --          --          --          --
        Business ...................       (174)        (42)        (14)       --           (23)
        Consumer and other .........       (466)       (223)       (130)       (112)        (28)
     Recoveries ....................        142          83          82           2           3

        Residential real estate ....       --          --          --          --          --
        Commercial real estate .....       --          --          --          --          --
        Construction ...............       --          --          --          --          --
        Business ...................       --             8           3        --          --
        Consumer and other .........        142          75          79           2           3
        Provision ..................      1,150         910         365         530         805
                                       --------    --------    --------    --------    --------
Balance at end of period ...........   $  8,406    $  7,754    $  7,032    $  6,729    $  6,309
                                       ========    ========    ========    ========    ========
Ratio of net charge-offs during
  the period to average loans
  outstanding during the period           0.07%       0.03%       0.01%       0.02%          0%

Interest Rate Risk Management
-----------------------------

         Market risk is defined as the sensitivity of income and capital to changes in interest rates and other relevant market rates or prices. Our profitability is largely dependent on our net interest income. Consequently, our primary exposure to market risk arises from the interest rate risk inherent in our lending, mortgage banking, deposit, and borrowing activities. Interest rate risk is the risk to earnings or capital resulting from adverse movements in interest rates. To that end, we actively monitor and manage our exposure to interest rate risk.

         A number of measures are utilized to monitor and manage interest rate risk, including net interest income and economic value of equity simulation models, as well as traditional "gap" models, each of which is described below.
We prepare these models on a monthly basis for review by our Asset Liability
Committee (ALCO), senior management, and Board of Directors. The use of these models requires us to formulate and apply assumptions to various balance sheet items. Assumptions regarding interest rate risk are inherent in all financial institutions, and may include prepayment speeds on loans and mortgage-backed securities, cash flows and maturities of financial instruments held for purposes other than trading, changes in market conditions, loan volumes and pricing, deposit sensitivities, consumer preferences, and management's capital leverage plans. We believe that the data and assumptions used for our models are reasonable representations of our portfolio and possible outcomes under the various interest rate scenarios. Nonetheless, these assumptions are inherently uncertain; therefore, the models cannot precisely estimate net interest income or predict the impact of higher or lower interest rates on net interest income.
Actual results may differ significantly from simulated results due to timing, magnitude, and frequency of interest rate changes, and changes in market conditions and specific strategies, among other factors.

         ASSET AND LIABILITY MANAGEMENT

         Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on our net interest income and capital, while structuring the asset and liability components to maximize net interest margin, utilize capital effectively, and provide adequate liquidity. We rely primarily on our asset and liability structure to control interest rate risk.

         Asset and liability management is the responsibility of the Asset
Liability Committee, which acts within policy directives established by the
Board of Directors. This committee meets regularly to monitor the composition of the balance sheet, assess projected earnings trends, and formulate strategies consistent with the objectives for liquidity, interest rate risk, and capital adequacy. The objective of asset/liability management is to maximize long-term shareholder returns by optimizing net interest income within the constraints of credit quality, interest rate risk policies, levels of capital leverage, and adequate liquidity. Assets and liabilities are managed by matching maturities and repricing characteristics in a systematic manner.

         HEDGING TECHNIQUES

         We review interest rate trends on a monthly basis, and employ hedging techniques which we believe are appropriate. These techniques may include financial futures, options on financial futures, interest rate caps and floors, interest rate swaps, and extended commitments on future lending activities.
Typically, the extent of our off-balance-sheet derivative agreements has been the use of forward loan commitments, which are used to hedge our loans held-for-sale (see Note 24 - "Derivative Activities and Market Risk" in the 2003
Annual Report). Additionally, in 2002 we entered into an interest rate swap with the FHLB. The purpose of the swap is to protect against potential adverse interest rate volatility that could be realized from the Trust Preferred
Securities issued in June 2002. The swap accomplishes this by fixing the interest rate payable for the first five years of the TPS's life.

     NET INTEREST INCOME (NII) AND ECONOMIC VALUE OF EQUITY (EVE) SIMULATION
                                  MODEL RESULTS

                           December 31, 2003           December 31, 2002
                               Percentage                   Percentage
                                 Change                       Change
-------------------------------------------------------------------------------
     Change in                        Economic                      Economic
   Interest Rates     Net Interest     Value of    Net Interest     Value of
 (in basis points)       Income         Equity        Income         Equity
-------------------------------------------------------------------------------
        +200              1.14%        (8.50%)         1.94%       (10.58%)
        +100               n/a         (5.06%)           n/a        (3.89%)
        -100             (1.18%)        2.34%         (1.44%)        0.18%
        -200                  *             *              *             *

* Because a large percentage of our loan portfolio is tied to indexes that are at historic low levels, a downward 200 basis point scenario could not be computed.

         NET INTEREST INCOME SIMULATION

         The "Net Interest Income" figures in the above table refer to changes from "base case" and assume a zero-growth balance sheet and a steady increase or decrease in interest rates in the magnitudes specified over a 12 month period.
The "base case" represents our forecast of net interest income under the simulation assumptions if rates were to remain unchanged from the current rates.
In the event the simulation model demonstrates that a gradual 200 basis point
("bps") increase or 100 basis point decrease in interest rates over the next 12 months would adversely affect our "base case" net interest income over the same period by more than 10%, we consider the indicated risk to exceed our policy limit. In such a case, our Risk Management Policy calls for senior management to meet with the Board of Directors to discuss the policy exception and recommend what action(s), if any, to pursue. As illustrated in the above results, we are operating within the 10% policy limit.

         The December 31, 2003, results of our income simulation model indicate that our net interest income is projected to increase by 1.14% in an environment where interest rates increase by 200 bps, and decline 1.18% in a 100 bps falling interest rate scenario. These results imply an asset sensitive position in both the rising and falling interest rate scenarios. The magnitudes of these changes, however, suggest that there is little sensitivity in net interest income over a
12-month horizon, with relatively consistent net interest income in the base case projection and the rising and falling rate ramp scenarios.

         Incorporated into the model assumptions is the observed tendency for loan and investment prepayments to accelerate in falling interest rate scenarios and slow when interest rates rise. In all interest rate scenarios, the size of the balance sheet is assumed to remain stable, with no balance sheet growth or contraction regardless of interest rate movements. Therefore, implicit in this assumption are additional assumptions for increased new securities purchases and loan originations at lower interest rate levels to offset accelerated prepayments, and conversely, reduced securities purchases and loan production when rates increase and prepayments slow.

         ECONOMIC VALUE OF EQUITY (EVE) SIMULATION

         The EVE analysis goes beyond simulating earnings for a specified period to estimating the present value of all financial instruments in our portfolio and then analyzing how the economic value of the portfolio would be affected by various alternative interest rate scenarios. The portfolio's economic value is calculated by generating principal and interest cash flows for the entire life of all assets and liabilities, then discounting these cash flows back to their present values. The assumed discount rate used for each projected cash flow is a current market rate, such as a LIBOR, FHLB, or swap curve rate, and from alternative instruments of comparable risk and duration. In the event the simulation model demonstrates that a 200 basis point increase or 100 basis point
(200 basis point when applicable) decrease in rates would adversely affect our
EVE by more than 25%, we consider the indicated risk to exceed our policy limit.
Our Risk Management Policy would then call for senior management to meet with the Board of Directors to discuss the policy exception and to receive guidance as to what action(s), if any, to pursue. Again, as illustrated in the above results, we are operating within the 25% policy limit.

         In the simulated 200 bps upward shift of the yield curve, the discount rates used to calculate the present values of assets and liabilities will increase, causing the present values of both assets and liabilities to fall, with more prominent effects on longer-term, fixed-rate instruments.
Additionally, when interest rates rise, the cash flows on our assets will typically decelerate as borrowers become less likely to prepay their loans. As the cash flows on these assets are shifted further into the future, their present values are further reduced. Based on our December 31, 2003 model results, the effects of rising rates were more pronounced for our assets, which would have declined in value by an estimated 3.16% versus an approximately 2.61%
decline in the value of liabilities. Consequently, the economic value of our equity was negatively impacted in this scenario, declining 8.50%.

         The opposite occurs when rates decline, as the discount rates used to calculate the present values of assets and liabilities will decrease, causing the present values of both assets and liabilities to rise. Based on the above, our EVE would be expected to be positively impacted in this scenario.
Counteracting this effect, however, is the tendency of cash flows to accelerate in a falling rate environment, as borrowers refinance their existing loans at lower interest rates. These loan prepayments prevent the present values of these assets from increasing in a declining rate scenario, illustrating an effect referred to as negative convexity. Taking this negative convexity into account, the simulation results indicated that the impact to EVE was less pronounced in the falling rate scenario. In this case, the economic values of both assets and liabilities at December 31, 2003 were positively impacted when rates were assumed to fall by 100 bps, assets by 1.47% and liabilities by 1.38%. This resulted in a positive impact to the economic value of our equity of 2.34%.

         The Net Interest Income and Economic Value of Equity sensitivity analyses do not necessarily represent forecasts. As previously noted, there are numerous assumptions inherent in the simulation models as well as in the gap report, including the nature and timing of interest rate levels, the shape of the yield curve, loan and deposit growth, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, customer preferences, and competitor and economic influences.

         GAP MODEL

         The gap model, which represents a traditional view of interest rate sensitivity, quantifies the mismatch between assets maturing, repricing, or prepaying within a period, and liabilities maturing or repricing within the same period. A gap is considered positive when the amount of interest-rate-sensitive assets exceeds the amount of interest-rate-sensitive liabilities within a given period. A gap is considered negative in the reverse situation.

         Certain shortcomings are inherent in gap analysis. For example, some assets and liabilities may have similar maturities or repricing characteristics, but they may react differently to changes in interest rates. This illustrates a facet of interest rate exposure referred to as "basis risk."
Additionally, assets such as adjustable-rate mortgage loans may have features that limit the effect that changes in interest rates have on the asset in the short-term and/or over the life of the loan, for example a limit on the amount by which the interest rate on the loan is allowed to adjust each year. This illustrates another area of interest rate exposure referred to as "option risk."
Due to the limitations of the gap analysis, these features are not taken into consideration. Additionally, in the event of a change in interest rates, prepayment and early withdrawal penalties could deviate significantly from those assumed in the gap calculation. As a result, we utilize the gap report as a complement to our income simulation model.

         Our 12 month interest rate sensitivity gap, expressed as a percentage of assets, fell from 16.5% at year-end 2002 to 7.9% at December 31, 2003. These results indicate that we remain asset sensitive, or positively gapped, with more assets than liabilities expected to mature, reprice, or prepay within the next year, though less so than at the 2002 year-end. The gap report has implied an asset sensitive position for a number of quarters, dating back to September
2001. The change in the gap was driven by the mix of the additions to each side of the balance sheet during 2003, as well as the overall balance sheet growth.

                     ONE YEAR INTEREST RATE SENSITIVITY GAP
                             (Dollars in Thousands)

                                              12/31/03      12/31/02
                                              --------      --------
One Year Repricing / Maturing Assets          $632,428      $600,577
One Year Repricing / Maturing Liabilities      564,707       477,932
                                              --------      --------
One Year Gap                                  $ 67,721      $122,645
                                              ========      ========

Total Assets                                  $860,844      $745,295
                                              ========      ========

One Year Interest Rate Gap as a
     Percentage of Assets                          7.9%         16.5%

         Asset growth of nearly $116 million, or 15.5%, in 2003 was centered in assets that would not be subject to maturity or repricing in the following 12 months. These assets included $12 million for the purchase of our corporate headquarters, First Mutual Center, and $30 million of growth in fixed-rate consumer loans. Also falling into this category were new single- and multi-family residential and commercial real estate ARMs, often tied to one-year
FHLB or LIBOR indexes, but for which the interest rate is fixed for the first three to ten years of the loan. Overall, those assets not subject to maturity or repricing within 12 months rose nearly $84 million over the year, while assets expected to mature or reprice within the 12-month time horizon increased approximately $32 million from their level as of December 2002.

         By comparison, liabilities subject to maturity or repricing in the next
12 months rose approximately $87 million over the prior year-end. This increase was the result of many factors, including growth in money market accounts, a shift in time deposits from longer- to shorter-term instruments, as well as a net increase in Federal Home Loan Bank advances maturing within the subsequent
12 month period.

         The greater increase of liabilities maturing/repricing in the next 12 months versus assets resulted in a net $55 million reduction in our dollar gap.
This gap ratio was further reduced by the overall growth in the balance sheet during the period, which increased from $745 million to $861 million. The combined effect of these two factors led to the decline in the one-year gap ratio from 16.5% to 7.9% of total assets.

Securities
----------

         The following table sets forth certain information regarding carrying values and percentage of total carrying

values of the consolidated portfolio of securities classified as available-for-sale and held-to-maturity (in thousands).

                                                     ---------------------------------------------------------
                                                                           At December 31,
                                                     ---------------------------------------------------------
                                                                 2003                           2002
                                                     ---------------------------     -------------------------
                                                       Carrying        Percent         Carrying       Percent
Available-for-Sale:                                      Value         of Total          Value        of Total
------------------                                   ---------------------------------------------------------

US Government Treasury and agency obligations        $     11,053         14%        $     13,081         22%
Mortgage backed securities:
     Freddie Mac                                           15,546         21%               4,260          8%
     Ginnie Mae                                             7,986         10%                --            0%
     Fannie Mae                                            43,038         55%              41,039         70%
                                                     -------------------------------------------------------
Total mortgage-backed securities                           66,570         86%              45,299         78%

------------------------------------------------------------------------------------------------------------
Total securities available-for-sale                  $     77,623        100%        $     58,380        100%
------------------------------------------------------------------------------------------------------------

                                                     ---------------------------------------------------------
                                                                           At December 31,
                                                     ---------------------------------------------------------
                                                                 2003                           2002
                                                     ---------------------------     -------------------------
                                                       Carrying        Percent         Carrying       Percent
Held-to-Maturity:                                        Value         of Total          Value        of Total
----------------                                     ---------------------------------------------------------
Municipal Bonds                                      $      1,324         15%        $      1,337          8%
Mortgage backed securities:
     Freddie Mac                                              550          6%                 729          4%
     Fannie Mae                                             7,029         79%              14,266         88%
                                                     -------------------------------------------------------
Total mortgage-backed securities                            7,579         85%              14,995         92%
CMO's                                                           1          0%                  26          0%
                                                     -------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Total securities held-to-maturity                    $      8,904        100%        $     16,358        100%
------------------------------------------------------------------------------------------------------------

                                                     --------------------------------------------
Estimated Market Value                               $      9,110                    $     16,926
                                                     --------------------------------------------

The following table shows the maturity or period to repricing of the Bank's consolidated portfolio of securities available-for-sale and held-to-maturity
(dollars in thousands):

                                                             ----------------------------------------------------------------------
                                                                             Available-for-sale at December 31, 2003
                                                             ----------------------------------------------------------------------
                                                                One Year or Less      One to Three Years       Three to Five Years
                                                             ----------------------------------------------------------------------
                                                                          Weighted                 Weighted                 Weighted
                                                             Carrying      Average    Carrying      Average    Carrying      Average
Available-for-Sale:                                            Value        Yield       Value        Yield       Value        Yield
-------------------                                          ----------------------------------------------------------------------

     US Government Treasury and agency obligations           $   --          0.00%    $   --          0.00%    $   --          0.00%
     Mortgage backed securities:
          Ginnie Mae                                             --          0.00%        --          0.00%       7,986        3.75%
          Freddie Mac                                             354        3.18%        --          0.00%       1,273        5.29%
          Fannie Mae                                              633        3.63%        --          0.00%       2,627        5.29%
                                                             ----------------------------------------------------------------------
     Total mortgage-backed securities                             987        3.47%        --          0.00%      11,886        4.26%

                                                             ----------------------------------------------------------------------
     Total securities available-for-sale -- Carrying Value   $    987        3.47%    $   --          0.00%    $ 11,886        4.26%
                                                             ----------------------------------------------------------------------

                                                             ----------------------------------------------------------------------
     Total securities available-for-sale -- Amortized Cost   $    957        3.58%    $   --          0.00%    $ 11,763        4.31%
                                                             ----------------------------------------------------------------------

                                                             ----------------------------------------------------------------------
                                                                               Held-to-Maturity at December 31, 2003
                                                             ----------------------------------------------------------------------
                                                                One Year or Less      One to Three Years       Three to Five Years
                                                             ----------------------------------------------------------------------
                                                                          Weighted                 Weighted                 Weighted
                                                             Carrying      Average    Carrying      Average    Carrying      Average
Held-to-Maturity:                                              Value        Yield       Value        Yield       Value        Yield
----------------                                             ----------------------------------------------------------------------

     Municipal Bonds                                         $   --          0.00%    $   --          0.00%    $   --          0.00%
     Mortgage backed securities:
          Freddie Mac                                             550        3.61%        --          0.00%        --          0.00%
          Fannie Mae                                            2,598        4.50%       2,301        5.65%        --          0.00%
                                                             ----------------------------------------------------------------------
     Total mortgage-backed securities                           3,148        4.64%       2,301        5.65%        --          0.00%
     CMO's                                                       --          0.00%        --          0.00%        --          0.00%

                                                             ----------------------------------------------------------------------
     Total securities held-to-maturity -- Carrying Value     $  3,148        4.34%    $  2,301        5.65%    $   --          0.00%
                                                             ----------------------------------------------------------------------

                                                             ----------------------------------------------------------------------
     Total securities held-to-maturity -- Fair Market Value  $  3,245        4.21%    $  2,374        5.48%    $   --          0.00%
                                                             ----------------------------------------------------------------------

                                                             ----------------------------------------------------------------------
                                                                             Available-for-sale at December 31, 2003
                                                             ----------------------------------------------------------------------
                                                                Five to Ten Years      Ten to Twenty Years       Over Twenty Years
                                                             ----------------------------------------------------------------------
                                                                          Weighted                 Weighted                 Weighted
                                                             Carrying      Average    Carrying      Average    Carrying      Average
Available-for-Sale:                                            Value        Yield       Value        Yield       Value        Yield
-------------------                                          ----------------------------------------------------------------------

     US Government Treasury and agency obligations           $  6,086        4.01%    $  4,967        4.03%    $   --          0.00%
     Mortgage backed securities:
          Ginnie Mae                                             --          0.00%        --          0.00%        --          0.00%
          Freddie Mac                                           4,692        3.56%       9,227        4.57%        --          0.00%
          Fannie Mae                                             --          0.00%      39,778        4.39%        --          0.00%
                                                             ----------------------------------------------------------------------
     Total mortgage-backed securities                           4,692        3.56%      49,005        4.40%        --          0.00%

                                                             ----------------------------------------------------------------------
     Total securities available-for-sale -- Carrying Value   $ 10,778        3.82%    $ 53,972        4.38%    $   --          0.00%
                                                             ----------------------------------------------------------------------

                                                             ----------------------------------------------------------------------
     Total securities available-for-sale -- Amortized Cost   $ 10,754        3.83%    $ 54,296        4.36%    $   --          0.00%
                                                             ----------------------------------------------------------------------

                                                             ----------------------------------------------------------------------
                                                                               Held-to-Maturity at December 31, 2003
                                                             ----------------------------------------------------------------------
                                                                Five to Ten Years      Ten to Twenty Years       Over Twenty Years
                                                             ----------------------------------------------------------------------
                                                                          Weighted                 Weighted                 Weighted
                                                             Carrying      Average    Carrying      Average    Carrying      Average
Held-to-Maturity:                                              Value        Yield       Value        Yield       Value        Yield
----------------                                             ----------------------------------------------------------------------

     Municipal Bonds                                         $   --          0.00%    $    220        5.38%    $  1,104        6.16%
     Mortgage backed securities:
          Freddie Mac                                            --          0.00%        --          0.00%        --          0.00%
          Fannie Mae                                            1,171        5.50%         959        4.50%        --          0.00%
                                                             ----------------------------------------------------------------------
     Total mortgage-backed securities                           1,171        5.50%         959        4.50%        --          0.00%
     CMO's                                                       --          0.00%           1        6.50%        --          0.00%

                                                             ----------------------------------------------------------------------
     Total securities held-to-maturity -- Carrying Value     $  1,171        5.50%    $  1,180        4.66%    $  1,104        6.16%
                                                             ----------------------------------------------------------------------

                                                             ----------------------------------------------------------------------
     Total securities held-to-maturity -- Fair Market Value  $  1,230        5.24%    $  1,180        4.66%    $  1,081        6.29%
                                                             ----------------------------------------------------------------------

                                                               --------------------
                                                                      Total
                                                               --------------------
                                                                            Weighted
                                                               Carrying      Average
Available-for-Sale:                                              Value        Yield
-------------------                                            --------------------

     US Government Treasury and agency obligations             $ 11,053        4.02%
     Mortgage backed securities:
          Ginnie Mae                                              7,986        3.75%
          Freddie Mac                                            15,546        4.29%
          Fannie Mae                                             43,038        4.43%
                                                               --------------------
     Total mortgage-backed securities                            66,570        4.53%

                                                               --------------------
     Total securities available-for-sale -- Carrying Value     $ 77,623        4.27%
                                                               --------------------

                                                               --------------------
     Total securities available-for-sale -- Amortized Cost     $ 77,770        4.27%
                                                               --------------------

                                                               --------------------
                                                                      Total
                                                               --------------------

                                                                            Weighted
                                                               Carrying      Average
Held-to-Maturity:                                                Value        Yield
----------------                                               --------------------

     Municipal Bonds                                           $  1,324        6.03%
     Mortgage backed securities:
          Freddie Mac                                               550        3.61%
          Fannie Mae                                              7,029        5.04%
                                                               --------------------
     Total mortgage-backed securities                             7,579        5.06%
     CMO's                                                            1        6.50%

                                                               --------------------
     Total securities held-to-maturity -- Carrying Value       $  8,904        5.10%
                                                               --------------------

                                                               --------------------
     Total securities held-to-maturity -- Fair Market Value    $  9,110        4.99%
                                                               --------------------

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

        The Chief Financial Officer determines appropriate investments in accordance with approved policies of the Investment Committee of the Board of
Directors. The policy generally limits investments to US Government and agency securities and mortgage-backed securities issued and guaranteed by Freddie Mac,
Fannie Mae, and Ginnie Mae. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, our liquidity position, and anticipated cash needs and sources. In addition, the effect on our credit and interest rate risk and risk-based capital is also included in the evaluation.

        At December 31, 2003, the book value of the investment securities portfolio totaled $86.5 million, while the estimated fair market value amounted to $86.7 million as compared to $74.7 million and $75.3 million, respectively, for 2002. Securities with stated maturities greater than ten years comprised 79%
of the investment portfolio in 2003. Mortgage-backed securities guaranteed by
Fannie Mae, Freddie Mac, and Ginnie Mae totaled $74.1 million including those held as available-for-sale. From time to time, investment levels may be increased or decreased depending upon a number of factors. These factors include the yields on investment alternatives and upon management's judgement as to the attractiveness of the yields then available in relation to other opportunities and its expectations of the level of yield that will be available in the future.
In addition, management's projections as to the short-term demand for funds to be used in origination of loans and other activities, are also a consideration.
During the past year the investment portfolio increased 16%.

        MORTGAGE-BACKED SECURITIES. We purchase mortgage-backed securities to:
(i) generate positive interest rate spreads on large principal balances with minimal administrative expense, (ii) lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae, and Ginnie Mae, (iii) enable the use of mortgage-backed securities as collateral for financing, and (iv) invest excess funds during periods of reduced loan demand. Included in the mortgage-backed securities portfolio are Fannie Mae, Freddie Mac, and Ginnie Mae mortgage-backed obligations with a book value of $74.1 million and a market value totaling $74.4 million. In comparison, the related figures for 2002 totaled a book value of $60.3 million and a market value of $60.9 million. Also included in the current mortgage-backed security portfolio are Real Estate
Mortgage Investment Conduit Securities (REMICS) with a book value of $522 and
$25,600 at December 31, 2003 and 2002, respectively. The single REMIC remaining in the portfolio at the end of 2003 has a stated maturity date of April 25,
2022, although due to early prepayments on the underlying mortgages, the security was paid in full in January 2004.

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

        At December 31, 2003, municipal bonds included seven Washington State municipal bonds that are rated AA or better.

        For further information concerning the investment portfolio, reference is made to Note 3 and 4 of the "Notes to Consolidated Financial Statements" in
the Annual Report.

        The following table sets forth information regarding the mortgage-backed securities (including REMICs) activity for the periods indicated.

                                                      Years Ended December 31,
                                                ------------------------------------
                                                  2003          2002          2001
                                                --------      --------      --------
                                                       (Dollars in Thousands)

Beginning balance .........................     $ 60,320      $ 71,234      $ 73,345

Mortgage-backed securities purchased ......       69,104        39,477        39,413

Amortization of premiums and discounts ....       (1,865)        2,093             8
Principal repayments ......................      (53,409)      (52,484)      (41,532)
                                                --------      --------      --------
     Ending balance .......................     $ 74,150      $ 60,320      $ 71,234
                                                ========      ========      ========

         The following table sets forth the composition of the mortgage-backed securities portfolio at the dates indicated.

                                                                Years Ended  December 31,
                                       ---------------------------------------------------------------------------
                                               2003                        2002                      2001
                                       ---------------------      ---------------------      ---------------------
                                                     Percent                    Percent                    Percent
                                        Amount      of Total       Amount      of Total       Amount      of Total
                                       --------     --------      --------     --------      --------     --------
                                                                       (Dollars in Thousands)
Mortgage-backed securities:
  Freddie Mac.......................   $ 16,096         21.7%     $  4,989          8.3%     $  6,388          9.0%
  Fannie Mae........................     50,067         67.5%       55,305         91.7%       64,746         90.9%
  Ginnie Mae........................      7,986         10.8%         --            0.0%         --            0.0%
  REMICs............................          1          0.0%           26          0.0%          100          0.1%
                                       --------      --------     --------     --------      --------     --------
    Total...........................   $ 74,150        100.0%     $ 60,320        100.0%     $ 71,234        100.0%
                                       ========     ========      ========     ========      ========     ========

         The following table presents the carrying value of the investment securities portfolio. The market value of the investments in the table at
December 31, 2003, was approximately $86.7 million.

                                                          At December 31,
                                                ----------------------------------
                                                  2003         2002         2001
                                                --------     --------     --------
                                                     (Dollars in Thousands)
Investment securities:
  US Government and agency obligations ....     $ 11,053     $ 13,081     $   --
  Corporate and municipals ................        1,324        1,337        1,113
  Mortgage-backed certificates ............       74,150       60,320       71,234
                                                --------     --------     --------
    Total .................................     $ 86,527     $ 74,738     $ 72,347
                                                ========     ========     ========

           The following table provides the scheduled maturities, carrying values, market values, and average yields for the investment securities at
December 31, 2003.

                                                  One to Five       Five to Ten      More than Ten
                                  One Year           Years             Years             Years
                                -------------     -------------     -------------     -------------     Total     Total
                                Book    Yield     Book    Yield     Book    Yield     Book    Yield     Book      Market   Yield
                                ----    -----     ----    -----     ----    -----     ----    -----     ----      ------   -----
                                                                   (Dollars in Thousands)

Municipals* ...............   $   --     0.0%   $   --     0.0%   $   --     0.0%   $  1,324   6.0%   $  1,324   $  1,303   6.0%
US Agencies ...............       --     0.0%       --     0.0%      6,086   4.1%      4,967   4.0%     11,053     11,053   4.0%
Freddie Mac Securities ....       --     0.0%      1,273   5.5%      4,692   3.5%     10,132   4.4%     16,097     16,108   4.2%
Fannie Mae Securities .....          1   6.5%      4,927   5.6%      1,171   5.5%     43,967   4.4%     50,066     50,282   4.5%
Ginnie Mae Securities .....       --     0.0%       --     0.0%       --     0.0%      7,986   3.8%      7,986      7,986   3.8%
REMICs-Fannie Mae .........       --     0.0%       --     0.0%       --     0.0%          1   6.5%          1          1   6.5%
                              --------   ---    --------   ---    --------   ---    --------   ---    --------   --------   ---

  Total ...................   $      1   6.5%   $  6,200   5.6%   $ 11,949   4.0%   $ 68,377   4.3%   $ 86,527   $ 86,733   4.4%
                              ========   ===    ========   ===    ========   ===    ========   ===    ========   ========   ===

* Municipal bond yields are not shown on a tax equivalent basis.

Deposit Activities and Other Sources of Funds
---------------------------------------------

         GENERAL. Savings accounts and other deposits are an important source of our funds for use in lending, security investments, and for other general business purposes. In addition to deposit accounts, we derive funds from loan repayments, interest payments, loan sales, FHLB advances and other borrowings, and operations. The availability of funds from loan sales is influenced by general interest rates and other market conditions. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows vary widely and are influenced by prevailing interest rates and money market conditions. Borrowings are used to complement deposit inflows. Although the use of borrowed funds changes from year to year, we target a funding position of 30% of assets. At year-end 2003 and 2002, borrowings represented
24.7% of assets.

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

         The following table indicates the amount of the jumbo time deposits by time remaining until maturity as of December 31, 2003. Rates paid on jumbo time deposits are negotiable.

                                                              Jumbo
     Maturity Period                                     Time Deposits
                                                      (Dollars in Thousands)

      Three months or less..........................         $ 54,631
      Four through six months  .....................           39,394
      Over six through 12 months....................           23,152
      Over 12 months................................           31,731
                                                             --------
       Total........................................         $148,908
                                                             ========

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
indicated.

                                         Balance at                      Balance at                      Balance at
                                          December   % of     Increase    December   % of     Increase    December   % of
                                          31, 2003 Deposits  (Decrease)   31, 2002 Deposits  (Decrease)   31, 2001 Deposits
                                          --------   -----    --------    --------   -----    --------    --------   -----
                                                                    (Dollars in Thousands)
NOW and Business
Checking Accounts .....................   $ 47,696     8.2%   $  9,462    $ 38,234     7.7%   $  9,952    $ 28,282     6.6%
Jumbo Time Deposits ...................    148,908    25.5      24,300     124,608    25.0      11,923     112,685    26.3
Extreme Checking Accounts .............     13,503     2.3       7,661       5,842     1.2       1,910       3,932     0.9
Savings Accounts ......................      8,711     1.5         324       8,387     1.7         531       7,856     1.9
Money Market Deposit Accounts .........    130,750    22.4      40,579      90,171    18.1      13,330      76,841    17.9
3 Months or less Time Deposits ........      3,434     0.6       1,534       1,900     0.4      (2,369)      4,269     1.0
4-6 Month Time Deposits ...............     10,165     1.7       2,160       8,005     1.6      (3,752)     11,757     2.7
7 Month - One Year Time Deposits ......    132,571    22.7       5,306     127,266    25.6      16,685     110,580    25.7
13 Month - Five Year Time Deposits ....     87,355    15.0      (4,808)     92,163    18.5      20,322      71,841    16.8
6-10 Year Time Deposits ...............        798     0.1           4         794     0.2         (61)        855     0.2
                                          --------   -----    --------    --------   -----    --------    --------   -----
     Total Deposits ...................   $583,891   100.0%   $ 86,522    $497,370   100.0%   $ 68,471    $428,898   100.0%
                                          ========   =====    ========    ========   =====    ========    ========   =====

IRA/Keogh Accounts ....................   $ 27,321     4.7%   $  1,622    $ 25,699     5.2%   $  2,078    $ 23,621     5.5%
                                          ========   =====    ========    ========   =====    ========    ========   =====

         The following table represents an analysis of the deposit accounts by interest rate and maturity ranges at December 31, 2003.

                                               1 Year to         2 Years to
                             Less Than            Less              Less            5 Years
                              One Year        Than 2 Years      Than 5 Years        or More            Total
                              --------        ------------      ------------        -------            -----
                                                           (Dollars in Thousands)

Less than 2.01% ....          $376,262          $ 13,829          $    220          $    143          $390,454
2.01 - 3.00% .......            70,343            22,924             1,949                 4            95,220
3.01 - 4.00% .......            45,479             2,463            12,122                 7            60,071
4.01 - 5.00% .......             2,010             6,828            20,865              --              29,703
5.01 - 6.00% .......               993               623             1,916               131             3,663
6.01 - 8.00% .......             1,159             1,091             2,530              --               4,780
                              --------          --------          --------          --------          --------
Total ..............          $496,246          $ 47,758          $ 39,602          $    285          $583,891
                              ========          ========          ========          ========          ========

       The following table provides the savings activity for the periods indicated.

                                             Years Ended December 31,
                                    ----------------------------------------
                                       2003           2002           2001
                                    ----------     ----------     ----------
                                             (Dollars in Thousands)

Deposits ......................     $1,421,920     $1,170,547     $  944,371
Withdrawals ...................      1,346,744      1,115,618        995,770
                                    ----------     ----------     ----------

Net Deposits (Withdrawals)
  Before Interest Credited ....         75,176         54,928        (51,399)
Interest Credited .............         11,345         13,544         22,805
                                    ----------     ----------     ----------

Net Increase (Decrease) in
   Deposits ...................     $   86,521     $   68,472     $  (28,594)
                                    ==========     ==========     ==========

         For further information concerning deposits, reference is made to Note
9 of the "Notes to Consolidated Financial Statements" in the Annual Report.

         Borrowings. The FHLB serves as our primary borrowing source. Advances from the FHLB are typically secured by a portion of our first mortgage loans, multifamily permanent loans, and securities. At December 31, 2003, we had advances totaling $193.6 million from the FHLB, which mature in 2004 through
2011 at interest rates ranging from 1.10% to 6.25%.

         At the Holding Company level we borrow from other banks. Those borrowings totaled $500,000 at the end of 2003. For further information on borrowings, see Note 10 of the "Notes to Consolidated Financial Statements" in
the Annual Report.

                                                       Years Ended December 31,
                                                 ------------------------------------
                                                   2003          2002          2001
                                                 --------      --------      --------
                                                        (Dollars in Thousands)

FHLB advances ..............................     $193,643      $184,144      $191,104
                                                 ========      ========      ========

FHLB advances:
   Maximum outstanding at any month end ....     $221,751      $196,437      $191,104
   Average outstanding .....................     $203,275      $175,573      $145,329
   Weighted average interest rates:
        Annual .............................        2.852%        4.111%        5.962%
        End of Year ........................        2.350%        3.520%        4.321%

 Other advances ............................     $    500      $    250      $    250

         The FHLB functions as a central reserve bank providing credit for commercial banks, savings banks, savings and loan associations and certain other member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of our home mortgages and other assets such as securities which are obligations of, or guaranteed by, the United States Government, commercial real estate loans, etc., provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Limitations on the amount of advances are based on the FHLB's assessment of the institution's creditworthiness. Under its current credit policies, the FHLB has limited advances to First Mutual to 40% of our assets. At December 31, 2003, the percentage of assets represented by FHLB borrowings was 22%. See "Regulation and Supervision - Federal Home Loan Bank
System" below.

CRITICAL ACCOUNTING POLICIES

         We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America
("GAAP"). In accordance with GAAP, management is required to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, income, and expenses in our Consolidated Financial
Statements and accompanying footnotes. We have identified three policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because the likelihood that materially different amounts would be reported under different conditions or using different assumptions. The three critical accounting policies that we have identified are related to the allowance for loan losses, determining the fair value of servicing assets, and the value and amortization methods regarding loan origination fees and costs. We believe that the judgments, estimates, and assumptions used in the preparation of our
Consolidated Financial Statements are appropriate given the factual circumstances as of December 31, 2003. However, given the sensitivity of our
Consolidated Financial Statements to these critical accounting policies, the use of other judgments, estimates, and assumptions could result in material differences in our results of operations or financial condition. Management has discussed these critical accounting policies with the Audit Committee of our
Board of Directors.

         The table below represents information about the nature of and rational for our critical accounting policies:

-------------------- --------------------- -------------------- ----------------------------------- -----------------
     Critical            Consolidated          Consolidated
    Accounting           Balance Sheet       Income Statement       Nature of Estimates Required        Reference
      Policy                Caption               Caption
-------------------- --------------------- -------------------- ----------------------------------- -----------------
Allowance for loan   Reserve for loan      Provision for loan   The allowance  for  loan  losses    The estimates
losses               losses                losses               represents  management's estimate   and judgments
                                                                of credit losses inherent in the    are described
                                                                Bank's loan  portfolio as of the    in further detail
                                                                balance sheet date. The estimation  in the Management's

                                                           29

-------------------- --------------------- -------------------- ----------------------------------- -----------------
                                                                of the allowance is based on a      Discussion and
                                                                variety of factors, including the   Analysis -
                                                                profile of the loan portfolio, the  "Reserve and
                                                                local and national economic         Provision for
                                                                outlook, and the current and        Loan Losses"
                                                                historical performance of the loan  and in Note 1
                                                                portfolio. The Bank's               to the
                                                                methodology for assessing the       Consolidated
                                                                adequacy of the allowance includes  Financial
                                                                the evaluation of three distinct    Statements -
                                                                elements: the formula allowance,    "Summary of
                                                                the specific allowance and the      Significant
                                                                unallocated allowance. The          Accounting
                                                                ultimate recovery of all loans is   Policies."
                                                                susceptible to future market
                                                                factors beyond the Bank's control.
-------------------- --------------------- -------------------- ----------------------------------- -----------------
Fair value of        Servicing assets      Other operating      Determining the fair value of       See further
servicing assets                           income, servicing    servicing assets requires us to     discussion in the
                                           fees, net of         formulate conclusions about         Management's
                                           amortization         anticipated changes in future       Discussion and
                                                                market conditions, including        Analysis section of
                                                                interest rates. Our servicing       the Annual Report -
                                                                portfolio is subject to prepayment  Other Operating
                                                                risk, which subjects our servicing  Income, Gain on
                                                                assets to impairment risk. We use a Sales of Loans,
                                                                valuation model to calculate the    Servicing Fees, Net
                                                                present value of the future cash    of Amortization as
                                                                flows to determine the value of our well as Note 1 to
                                                                servicing assets. Assumptions used  the Consolidated
                                                                in the valuation model include      Financial Statements
                                                                market discount rates and           in the Annual Report
                                                                anticipated prepayment speeds. The  - Servicing Assets
                                                                prepayment speeds are based upon
                                                                loan prepayment forecasts derived
                                                                from the consensus of investment
                                                                banking firms as reported by online
                                                                quotation systems for the income
                                                                property participations and for the
                                                                sales finance loans the actual
                                                                previous 3-month prepayment history
                                                                is utilized. Additionally,
                                                                estimates of the cost of servicing
                                                                a loan, an inflation rate,
                                                                ancillary income per loan, and
                                                                default rates are used in the
                                                                valuation process. We assess
                                                                impairment of the capitalized
                                                                servicing assets based on
                                                                recalculations of the present value
                                                                of the remaining future cash flows

                                                           30

-------------------- --------------------- -------------------- ----------------------------------- -----------------
                                                                using updated prepayment speeds.
                                                                Impairment is assessed on a
                                                                stratum-by-stratum basis with any
                                                                impairment recognized through a
                                                                valuation for each impaired
                                                                stratum.
-------------------- --------------------- -------------------- ----------------------------------- -----------------
Loan origination     Loans receivable      Interest income,     Loan origination fees and costs are See further
fees and costs                             Loans receivable     netted and deferred over the life   discussion in Note 1
                                                                of each loan. These net fees and    to the Consolidated
                                                                costs are amortized into income     Financial
                                                                over the life of the underlying     Statements, in the
                                                                loan using one of two methods: the  annual report - Loan
                                                                straight-line method or the         fee income and
                                                                constant level yield method. If the interest income on
                                                                loan is prepaid prior to maturity,  loans receivable as
                                                                the remaining net fees/costs are    well as Note 5 -
                                                                recognized when the loan is paid    Loans Receivable,
                                                                off. Included in these deferred     Net and Loans
                                                                fees/costs is a standard loan cost. Receivable
                                                                The standard loan cost is           Held-for-Sale.
                                                                calculated for each loan class
                                                                using a model that incorporates the
                                                                costs associated with originating
                                                                and processing a loan. This cost is
                                                                netted against the qualifying fees
                                                                received from the borrower to
                                                                determine the net deferred fee or
                                                                cost associated with each loan. The
                                                                amortization of these net
                                                                fees/costs is then recognized into
                                                                income as the loan matures.
                                                                Estimates and assumptions are used
                                                                to determine the cost of each
                                                                process that is essential to
                                                                process the loan request and
                                                                originate it on our books. These
                                                                estimates mainly include the number
                                                                of hours and rate of compensation
                                                                paid to all parties involved in the
                                                                origination process of a loan.
                                                                These estimates are updated on a
                                                                yearly basis to ensure that any new
                                                                loan classes have been added and
                                                                any new processes have been
                                                                incorporated as well as
                                                                incorporating any changes in the
                                                                average compensation rates. These
                                                                estimates can vary significantly
                                                                from year to year depending upon
                                                                demand and overall mix of the
                                                                varying loan types from year to
                                                                year as well as the changes in the
                                                                processes involved in the various
                                                                kinds of loans.
-------------------- --------------------- -------------------- ----------------------------------- -----------------

RECENTLY ISSUED ACCOUNTING STANDARDS

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (VIE), as amended and interpreted. It defined a
VIE as a corporation, partnership, trust, or any other legal structure used for the business purpose that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. This interpretation will require a VIE to be consolidated or deconsolidated by a company generally based on the risk of loss or return. Effective December 31, 2003, we adopted
Interpretation No. 46. Accordingly, our VIEs in the form of trusts set up to issue Trust Preferred Securities have been deconsolidated. The adoption of the
Interpretation did not have a significant impact on our financial position or results of operations.

         In April 2003, the FASB issued Statement No. 149, Amendment of
Statement 133 on Derivative Instruments and Hedging Activities. This Statement
amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging
Activities. This Statement is effective for contracts entered into or modified after June 30, 2003. Adoption of the Statement did not result in an impact on our statement of financial position or results of operations.

         In May 2003, the FASB issued Statement No. 150, Accounting for Certain
Financial Instruments with Characteristics of Both Liabilities and Equity. This
Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, or an asset in some circumstances. Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on our statement of financial position or results of operations.

         In November 2003, the Emerging Issues Task Force (EITF) researched a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under FASB Statement Numbers 115 and 124, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. This EITF consensus is effective for fiscal years ending after December 15, 2003. Accordingly, we have adopted this statement as of December 31, 2003 and the result did not have an impact on our statement of financial position or results of operations.

                           REGULATION AND SUPERVISION

         General. As a state-chartered, federally-insured financial institution, the Bank is subject to extensive federal and state regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. The
Bank is examined by the Federal Deposit Insurance Corporation (FDIC) and the
Department of Financial Institutions of the State of Washington and files periodic reports concerning the Bank's activities and financial condition with its federal and state regulators. Our relationship with depositors and borrowers also is regulated to a great extent by both federal and state law, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents.

         Federal and state banking laws and regulations govern all areas of the operation of banks, including reserves, loans, mortgages, capital, issuance of securities, payment of dividends and establishment of banking centers. Federal and state bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payments should be deemed to constitute an unsafe and unsound practice. The respective primary federal regulators of the Company and the Bank have authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.

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

         The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution's insurance assessment varies according to the level of capital the institution holds and the degree to which it is the subject of supervisory concern. In addition, regardless of the potential risk to the insurance fund, federal law requires the ratio of reserves to insured deposits to be no less than $1.25 per
$100. Both funds currently meet this reserve ratio. During 2003, the assessment rate for both SAIF and BIF deposits ranged from zero to 0.27% of covered deposits. As a well-capitalized bank, we qualified for the lowest rate on our deposits for 2003.

         In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Finance
Corporation (FICO) to service FICO debt incurred in the 1980's to help fund the thrift industry cleanup. The FICO assessment rate is adjusted quarterly.

         Prior to 2000, the FICO assessment rate for BIF-insured deposits was one-fifth the rate applicable to deposits insured by the SAIF. Beginning in
2000, SAIF- and BIF-insured deposits were assessed at the same rate by FICO. As a result, BIF FICO assessments are higher than in previous periods while SAIF
FICO assessments are lower. During 2003, BIF FICO assessment rates ranged from
1.52 cents to 1.68 cents per $100 of insured deposits.

         Any insured bank which does not operate in accordance with or conform to supervisory regulations, policies and directives may be sanctioned for non-compliance. For example, proceedings may be instituted against any insured bank or any director, officer, or employee of such bank who engages in unsafe and unsound practices, including the violation of applicable laws and regulations. The FDIC has the authority to terminate deposit insurance pursuant to procedures established for that purpose. Management is not aware of any existing circumstances that could result in termination of the deposit insurance or any sanctions for the Bank.

         CAPITAL REQUIREMENTS. FDIC regulations recognize two types or tiers of capital: core ("Tier 1") capital and supplementary ("Tier 2") capital. Tier 1 capital generally includes common stockholders' equity and non-cumulative perpetual preferred stock, less most intangible assets and includes hybrid capital instruments designated by the FDIC for inclusion as Tier 1 capital. Tier
2 capital, which is limited to 100 percent of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock (original maturity of at least five years but less than 20 years) that may be included in Tier 2 capital is limited to 50 percent of Tier 1 capital.

         The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least
4% to 5% of total assets.

         FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-

weighted assets. Assets are placed in one of four categories and given a percentage weight -- 0%, 20%, 50% or 100% -- based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. We have calculated our total risk-based ratio to be 11.8% as of December 31, 2003, and our Tier 1 risk-based capital ratio to be 10.6% for the Bank.

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

         During 2002 and 2003, in addition to capital provided through retained earnings, we have augmented our regulatory capital with trust preferred securities (TPS). These securities have a maturity of 30 years and are redeemable by the Company at par after five years, with certain exceptions. The
TPS securities have been deconsolidated from our financial statements this year as a result of adoption of FASB Interpretation No. 46 (see Recently Issued
Accounting Standards), but qualify as capital for regulatory capital limits.
They are eligible for Tier I leverage capital treatment up to 25% of shareholder equity, and for risk-weighted capital up to 50% of shareholder equity. We have issued $17 million in securities ($9 million in 2002 and $8 million in 2003), which is 33% of our December 31, 2003, shareholder equity. There are no present plans to issue additional TPS securities, and we believe that our current capital, plus retained earnings for year 2004, will meet our budgeted growth in assets for the forthcoming year.

         Management believes that, under the current regulations, we will continue to meet our minimum capital requirements as a well capitalized institution in the foreseeable future. However, events beyond our control, such as a downturn in the economy in areas where we have most of our loans, could adversely affect future earnings and, consequently, the ability to meet our capital requirements. Another potential concern is that the status of TPS securities could be changed for regulatory capital purposes. The recent FASB
Interpretation No. 46 has altered the status of those securities from equity to debt for financial reporting. There is the possibility that the FDIC could take a similar position and no longer allow TPS securities to be treated as Tier 1 capital; the Chairman of the FDIC has recently announced that the FDIC will be examining this issue. However, directives from the Federal Banking authorities subsequent to the issuance of Interpretation No. 46 was, issued on July 2, 2003, and December 15, 2003, state that banking institutions were not to alter their treatment of TPS securities for regulatory capital calculations at that time.

         FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT (FDICIA). The
Bank has surpassed the $500 million asset threshold, and as such is required to be compliant with the FDICIA originally enacted in 1991 and with enhanced provisions adopted in 1993. In general, FDICIA requires us to conduct an annual independent audit of our financial statements, appoint an independent audit committee of outside directors, report on and assess management's responsibilities for preparing financial statements, and establish an internal control structure.

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

         Under FDICIA, the Audit Committee of the Board of Directors has several responsibilities that include but are not limited to overseeing the internal audit function; conducting periodic meetings with management, the independent public accountants, and the internal auditors; review of significant accounting policies, and audit conclusions regarding significant accounting estimates;
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
     o   Membership Stock Purchase - Under this requirement, a member must currently hold stock with a par value equal to the greater of $500 or
         0.75% of the member's home mortgage loans outstanding as of the most recent calendar year end.

         As of December 31, 2003, we held stock in the FHLB of Seattle in the amount of $11.0 million. See "Business -- Deposit Activities and Other Sources
of Funds -- Borrowings."

         FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires (under
"Regulation D") that all depository institutions, including savings banks, maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a savings bank. Under Regulation D, we must maintain reserves against net transaction accounts in the amount of 3% on amounts of $42.1 million (will increase to $45.4 million effective September
2004) or less, plus 10% on amounts in excess of $42.1 million (will increase to
$45.4 million effective September 2004). We may designate and exempt $6.0 million (will increase to $6.6 million effective September 2004) of certain reservable liabilities from these reserve requirements. These amounts and percentages are subject to adjustment by the Federal Reserve Board. The reserve requirement on non-personal time deposits with original maturities of less than
1.5 years is 0%. As of December 31, 2003, our deposit with the Federal Reserve
Bank and vault cash exceeded the reserve requirements.

         CONTROL ACQUISITIONS. The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve
Board, the acquisition of 10% or more

of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Company.

         In 2002, in connection with the Company's previously reported repurchase of shares from an institutional investor, the percentage of shares beneficially owned by F. Kemper Freeman, Jr., Chairman of our Board of Directors
and certain family members and affiliated companies, increased to a percentage interest exceeding 10% of our stock even though such persons were not acquiring any additional shares of stock. Mr. Freeman and the family members and affiliated companies requested and received approval form the Federal Reserve for the increase in percentage interest in connection with and prior to the repurchase transaction by the Company.

         In addition, any entity is required to obtain the approval of the
Federal Reserve Board under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the outstanding Common Stock of the Company, or otherwise obtaining control or a "controlling influence" over the Company.

         REGULATORY RESTRICTIONS ON DIVIDENDS. It is the policy of the Federal
Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.

         SCOPE OF PERMISSIBLE ACTIVITIES. Except as provided below, the Company is prohibited from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks, except the Company may engage in or own shares of companies engaged in certain activities found by the Federal Reserve Board to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. These activities include, among others, operating a mortgage, finance, credit card or factoring company; performing certain data processing operations; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; and providing certain stock brokerage and investment advisory services. In approving acquisitions or the addition of activities, the Federal Reserve considers whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects such as undue concentration of resources, decreased or unfair competition or unsound banking practices.

         In 2001, the Gramm-Leach-Bliley Act granted certain expanded powers to bank holding companies and allowed them to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Gramm-Leach-Bliley Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the
Federal Reserve has determined to be closely related to banking. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve.

         NEW LEGISLATION.

         SARBANES - OXLEY ACT OF 2002 - The Sarbanes-Oxley Act of 2002 and
related rulemaking by the SEC, which effect sweeping corporate disclosure and financial reporting reform, generally require public companies to focus on their disclosure controls and procedures. As a result, public companies such as the
Company now must have disclosure controls and procedures in place and make certain disclosures about them in their periodic SEC reports (i.e., Forms 10-K and 10-Q) and their chief executive and financial officers must certify in these filings that they are responsible for developing and evaluating disclosure controls and procedures and disclose the results of an evaluation conducted by them within the 90-day period preceding the filing of the relevant report, among other things. The Sarbanes-Oxley Act and SEC rules and the related NASDAQ rules which are applicable to the holding company have also mandated certain new requirements related to corporate governance. Such rules, among other requirements, provide certain independence and qualification requirements for our Board of Directors and the Audit Committee and Nomination and Compensation
Committees of the Board of Directors and make provisions for a Code of Ethics and certain committee charters. The Company has carefully monitored the adoption of these new rules to assure that it remains in compliance with such standards.

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

         The Company's total risk-based capital must equal 8% of risk-weighted assets. As of December 31, 2003, the Company's total risk-based capital was
12.2% of risk-weighted assets and its risk-based capital of Tier 1 capital was
10.2% of risk-weighted assets.

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

         The current thrift bad debt rules were passed by Congress as part of
"The Small Business Job Protection Act of 1996." The rules adopted a method for deducting additions to the tax bad debt reserves for all financial institutions for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). We have previously recorded a deferred tax liability equal to the bad debt recapture and as such the rules will have no effect on the net income or federal income tax expense. For taxable years since 1995, the Bank's bad debt deduction is determined on the basis of net charge-offs during the taxable year.

         MINIMUM TAX. In addition to regular corporate income tax, corporations are subject to an alternative minimum tax which generally is equal to 20% of alternative minimum taxable income (taxable income, increased by tax preference items and adjusted for certain regular tax items). The preference items which are generally applicable include an amount equal to 75% of the amount by which a financial institution's adjusted current earnings (generally alternative minimum taxable income computed without regard to this preference and prior to reduction for net operating losses) exceed its alternative minimum taxable income without regard to this preference and the excess of the institution's bad debt deduction over the amount deductible under the experience method. Alternative minimum tax paid can be credited against regular tax due in later years.

         Our federal income tax returns have been audited by the Internal
Revenue Service through year-end 1991.

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

         We compete for deposits principally by offering depositors a wide variety of savings programs, convenient banking center locations, pre-authorized payment and withdrawal systems, on-line banking services, tax deferred retirement programs, and other miscellaneous services.

         Our competition for real estate and other loans comes principally from mortgage banking companies, savings banks, savings and loan associations, commercial banks, insurance companies and other institutional lenders. We compete for loan originations primarily through the interest rates and loan fees we charge and the efficiency and quality of services we provide borrowers, business owners, real estate brokers and builders. The competition for loans we encounter, as well as the types of institutions with which we compete, varies from time to time depending upon certain factors. The conditions that affect competition include, among others, the general availability of funds and credit, general and local economic conditions, current interest rate levels, volatility in the mortgage markets and other factors which are not readily predictable.

EMPLOYEES

         At December 31, 2003, we employed 192 full-time and seven part-time employees. Our employees are not represented by any collective bargaining agreement. Management considers relations with our employees to be good.

ITEM 2. PROPERTIES

         The following table provides the location of the banking centers and loan offices, as well as certain information relating to these offices.

                                                                                                      Lease Information
                                                           Book Value                        ---------------------------------------
                                                   Total     As of                                        Date of
                                                  Cost of   December  Square     Owned/      Initial       Termi-        Renewal
                                   Year Opened     Assets   31, 2003   Feet      Leased       Lease        nation         Terms
                                   -----------     ------   --------  -------    ------      -------      --------     -------------
                                                (Dollars in Thousands)
Banking Center Locations
------------------------
Bellevue Banking Center &          October 1985  $ 14,826   $12,773    73,247     Owned           --           --              --
  Administrative Offices
  400 108th Avenue NE
  Bellevue, WA 98004
  (Originally opened 1953)

Issaquah Banking Center           December 1977     1,181       679     2,860     Owned           --           --              --
  855 Rainier Blvd. N
  Issaquah, WA 98027
  (Originally opened
   November 1965)

Monroe Banking Center              April 1993       1,591     1,050     5,415     Owned           --           --              --
  19265 State Route 2
  Monroe, WA 98272
  (Originally opened April 1968)

Crossroads Banking Center        September 1969       501       225     2,972     Owned           --           --              --
  15635 N.E. 8th Street
  Bellevue, WA 98008

Redmond Banking Center            December 1977     1,095       507     6,474     Owned           --           --              --
  16900 Redmond Way
  Redmond, WA 98052

Ballard Banking Center           September 2002     2,327     2,080     2,400     Owned           --           --              --
  6301 15th Ave. NW
  Seattle, WA 98107
   (Originally opened June 1994)

West Seattle Banking Center         July 1996         337        26     2,200     Leased     March 1,     February     One five-
  4520 California Ave. S.W                                                                   1996         28, 2006     year option
  Seattle, WA 98116

Bellevue West Banking Center        July 1997       2,785     2,241     9,190     Owned           --           --              --
  10001 NE 8th Street
  Bellevue, WA 98004

Kirkland Banking Center          September 2000       613       322     3,800     Leased     September    September    Two five-
  278 Central Way                                                                            16, 1999     16, 2009     year options
  Kirkland, WA 98033

Juanita Banking Center             August 2001      1,788     1,416     4,118     Owned           --           --              --
  13633 100th Ave. NE
  Kirkland, WA 98034

Woodinville Banking Center          July 2003       1,896     1,813     2,893     Owned           --           --              --
  13415 NE 175th Street
  Woodinville, WA 98072

Sammamish Banking Center          November 2003       620       610     3,721     Leased     December     December     Two five-
  336 - 228th Avenue NE, Ste. 100                                                            23, 2002     23, 2012     year options
  Sammamish, WA 98074

                                                                                                           Lease
                                                           Book Value                        ---------------------------------------
                                                   Total     As of                                        Date of
                                   Month/Year     Cost of   December  Square     Owned/      Initial       Termi-        Renewal
                                     Opened        Assets   31, 2003   Feet      Leased       Lease        nation         Terms
                                   -----------     ------   --------  -------    ------      -------      --------     -------------
                                                (Dollars in Thousands)
Loan Production Offices:
------------------------

Tacoma Loan Office                January 1999         23         5       700     Leased     January 1,   December 31,--
  2323 N 31st St., Suite 200                                                                 1999         2005
  Tacoma, WA 98403
  (Originally opened October 1996)

Bellingham Loan Office           February 2003        154        10     1,700     Leased     February 28, February 28, Three five-
  1200 Tenth Street, Suite 103                                                               2003         2006         year options
  Bellingham, WA 98225
   (originally opened in 1998)

Florida Loan Office                 July 2001          10         6       416     Leased     July 6,      July 31,     Year-to-year
  3015 Hartley Road #12B/12C                                                                 2001         2004
  Jacksonville, FL 32257

         During the first quarter of 2003 we purchased the First Mutual Center building where our corporate headquarters resides in downtown Bellevue for $12 million. Additionally during 2003 we opened two new banking centers, the
Woodinville banking center in July 2003 and the Sammamish banking center in
November 2003. Our plans for 2004 include extensive remodeling of four of our existing offices. In one of those offices we will need to build an entire new facility. The capital cost of the updates is expected to be approximately $3.2 million. In addition, a property acquisition that has been under consideration for several years is the Canyon Park site. If that banking center and office building were to be completed in 2005, the capital costs would approach $4.3 million. Since year end the Bank has also entered into a contract to purchase land in West Seattle for approximately $1.0 million to build a new banking center location for the existing West Seattle banking center.

         We have reviewed the utilization of our properties on a regular basis and believe that we have adequate facilities for current operations. We may open new banking centers from time-to-time, and on a selective basis, depending on the availability of capital resources, the locations potential for growth and profitability, and if the business model for the banking center is favorable.

         We regularly analyze demographic and geographic data as well as information regarding our competitors and our current loan and deposit customers in order to locate potential future bank sites.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

         At December 31, 2003, the Bank was not engaged in any litigation, which in the opinion of management, after consultation with its counsel, would be material to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND
-------------------------------------------------------------------------------
        ISSUER PURCHASES OF EQUITY SECURITIES
        -------------------------------------

         The information contained under the caption "Stock Information" in the
Annual Report is incorporated herein by reference.

         The following table provides the cash dividends declared by the Company during the last five fiscal years.

Quarter Ending     Fiscal 2003    Fiscal 2002    Fiscal 2001    Fiscal 2000    Fiscal 1999
--------------     -----------    -----------    -----------    -----------    -----------
Fiscal year          $ 0.28         $ 0.28         $ 0.22          $ 0.20         $ 0.20

March 31               0.07           0.07           0.05            0.05           0.05
June 30                0.07           0.07           0.05            0.05           0.05
September 30           0.07           0.07           0.05            0.05           0.05
December 31            0.07           0.07           0.07            0.05           0.05

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

         Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES
---------------------------------

         The Bank's Chief Executive Officer and Chief Financial Officer and
other appropriate officers have evaluated the Bank's disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and
Exchange Commission's rules and forms, and have concluded that, although there are inherent limitations in all control systems and although we apply certain reasonable cost/benefit considerations to the design of our disclosure controls and procedures, as of December 31, 2003, those disclosure controls and procedures are effective.

         There have been no changes in the Bank's internal controls or in other factors known to the Bank that could significantly affect these controls subsequent to their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

         The information contained under the section captioned "Election of
Directors" and "Board of Directors Committees and Reports; Certain Relationships
and Director and Executive Compensation" in the Company's Proxy Statement is
incorporated herein by reference. Reference is made to the cover page of this report for information regarding compliance with Section 16(a) of the Exchange
Act.

         The following table sets forth certain information with respect to the executive officers of the Company and the Bank.

                         Age at                                   Position
                        December     -------------------------------------------------------------------------------
Name                    31, 2003         Company                                 Bank
----                    --------         -------                                 ----

John R. Valaas            59         President and Chief Executive       President and Chief Executive
                                     Officer                             Officer

Roger A. Mandery          61         Executive Vice President, CFO,      Executive Vice President, Chief Financial
                                     and Treasurer                       Officer, and Treasurer

Richard J. Collette       56                                             Executive Vice President, Commercial
                                                                         Banking Group

James R. Boudreau         56         Executive Vice President and        Executive Vice President - Chief Credit
                                     Assistant Secretary                 Officer

Joseph P. Zavaglia        55                                             Executive Vice President - Retail Banking
                                                                         Group

Scott B. Harlan           42                                             Executive Vice President - Residential and Consumer Lending

Robin R. Carey            46                                             Senior Vice President, Operations and
                                                                         Administration and Assistant Secretary

Kari A. Stenslie          39         Vice President, Controller and      Vice President, Controller and Assistant
                                     Assistant Treasurer                 Treasurer

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

         RICHARD J. COLLETTE is the Bank's Executive Vice President and Manager
of its Commercial Banking Group. His responsibilities include overseeing commercial real estate lending and business banking. Prior to joining the Bank in December of 2001, he was the Northwest Region's Senior Credit Risk Management
Executive for Bank of America where he was employed from 1973 to 2001. Mr.
Collette has over 28 years of experience in commercial banking.

         JAMES R. BOUDREAU is the Bank's Executive Vice President and Chief
Credit Officer and the Company's Executive Vice President and has been employed by the Bank since 1975. He is responsible for overseeing lending policies for all lending areas of the Bank. He chairs the Bank's loan committees and supervises the asset management and residential underwriting departments.

         JOSEPH P. ZAVAGLIA is the Bank's Executive Vice President of the Retail
and Community Business Banking Groups. His responsibilities include overseeing the banking center distribution network and the community business banking department. Prior to joining the Bank in February 2003, Mr. Zavaglia was Senior
Vice President and Consumer Market Executive for Bank of America where he was employed from 1975 to 2003. Mr. Zavaglia has over 28 years of commercial and retail banking experience.

         SCOTT B. HARLAN is the Bank's Executive Vice President of Consumer and
Residential Lending and has been employed by the Bank since 1985. He is responsible for consumer and residential lending as well as the information systems department.

         ROBIN R. CAREY is the Bank's Senior Vice President of Operations and
Administration and has been employed by the Bank since 1979. She is responsible for overseeing facilities and security, human resources and customer service and support, which includes lending and deposit support functions.

         KARI A. STENSLIE, CPA, CMA, is the Senior Vice President and Controller
for the Bank and the Company and has been employed by the Bank since 1988. She is responsible for the Bank's accounting systems, financial reporting, tax accounting functions, and financial analysis.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

         The information required by this item is incorporated by reference to the section captioned - "Board of Directors Committees and Reports; Certain
Relationships and Director and Executive Compensation" in the Proxy Statement
for the Company's 2004 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
---------------------------------------------------------------------------
         RELATED STOCKHOLDER MATTERS
         ---------------------------

         The information required by this item is incorporated herein by reference to the sections captioned "Election of Directors" and "Principal
Holders of Voting Securities and Management" in the Company's Proxy Statement
for the Company's 2004 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

         The information required by this item is incorporated by reference to the sections captioned "Election of Directors" and "Board of Directors
Committees and Reports; Certain Relationships and Director and Executive
Compensation" in the Company's Proxy Statement for the Company's 2004 Annual
Meeting of Shareholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

     The information required by this item is incorporated by reference to the section captioned "Board of Directors Committees and Reports; Certain
Relationships and Director and Executive Compensation-Report of the Audit
Committee and Audit fees" in the Company's Proxy Statement for the Company's
2004 Annual Meeting of Shareholders.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a) (1) Consolidated Financial Statements (*)

            Independent Auditors' Report
            Consolidated Statements of Financial Condition at December 31, 2003
            and 2002
            Consolidated Statements of Income for the three years ended December
            31, 2003
            Consolidated Statements of Stockholders' Equity and Comprehensive
            Income for the three years ended December 31, 2003
            Consolidated Statements of Cash Flows for the three years ended
            December 31, 2003
            Notes to Consolidated Financial Statements

    (2) All required financial statement schedules are included in the Notes to
        Consolidated Financial Statements.

    (3) Exhibits

            (3)     a. Articles of Incorporation (a)
                    b. Bylaws (a)
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
            (10.1)  Agreement for purchase of company headquarters building
            (11)    Statement regarding computation of per share earnings.
                    Reference is made to the Company's Consolidated Statements of Income attached hereto as part of Exhibit 13, which are incorporated herein by reference.
            (13)    2003 Annual Report to Shareholders
            (14)    Code of Business Conduct and Ethics adopted February 26, 2004
            (21)    Subsidiaries
            (23.1)  Consent of Moss Adams LLP, Independent Auditors
            (31.1)  Certification of Chief Executive Officer Pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002
            (31.2)  Certification of Chief Financial Officer Pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002
            (32.0)  Certification of Chief Executive Officer and Chief Financial
                    Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of
                    2002

(*) Incorporated by reference from 2003 Annual Report to Shareholders attached hereto as Exhibit 13.
(a) Incorporated by reference to the Current Report on Form 8-K filed with the
    SEC on September 21, 2000.
(c) The exhibits required to be filed by this item are listed under Item
    15(a)(3) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRST MUTUAL BANCSHARES, INC.

DATE:  March 29, 2004                  BY: /s/John R. Valaas
                                           -------------------------------------
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

By: /s/Roger A. Mandery                      By:  /s/Victor E. Parker
    ------------------------------------          ------------------------------
     Roger A. Mandery                             Victor E. Parker
     Principal Financial Officer                  Director

Date:  March 29, 2004                        Date:  March 29, 2004

By: /s/Kari A. Stenslie                      By: /s/George W. Rowley, Jr.
    ------------------------------------         -------------------------------
     Kari A. Stenslie                             George W. Rowley, Jr.
     Principal Accounting Officer                 Director

Date:  March 29, 2004                        Date:  March 29, 2004

By: /s/F. Kemper Freeman, Jr.                By:  /s/Richard S. Sprague
    ------------------------------------          ------------------------------
     F. Kemper Freeman, Jr.                       Richard S. Sprague
     Chairman of the Board                        Director

Date:  March 29, 2004                        Date:  March 29, 2004

By:  /s/James J. Doud, Jr.                   By: /s/John R. Valaas
     -----------------------------------         -------------------------------
     James J. Doud, Jr.                           John R. Valaas
     Director                                     Director

Date:  March 29, 2004                        Date:  March 29, 2004

By:   /s/Mary Case Dunnam                    By:  /s/Robert C. Wallace
     -----------------------------------          ------------------------------
     Mary Case Dunnam                             Robert C. Wallace
     Director                                     Director

Date:  March 29 , 2004                       Date:  March 29, 2004

By:   /s/Janine Florence                     By:   /s/Robert J. Herbold
     -----------------------------------          ------------------------------
     Janine Florence                              Robert J. Herbold
     Director                                     Director
Date:  March 29, 2004                        Date:  March 29, 2004

