Form 10-Q
period 2004-03-31
FIRST MUTUAL BANCSHARES INC
filed 2004-05-12
CIK 1098337

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the quarterly period ended March 31, 2004

                                       OR

     [_] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the transition period from __________ to
           ___________


                        Commission File Number 005-57091


                          FIRST MUTUAL BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)



           WASHINGTON                                           91-2005970
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

                               Yes [X]   No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               Yes [_]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date. May 12, 2004.     5,271,948

================================================================================

                          FIRST MUTUAL BANCSHARES, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 31, 2004

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I: FINANCIAL INFORMATION...............................................  1
         Forward-Looking Statements Disclaimer..............................  1
 Item 1. Financial Statements...............................................  1
 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................ 14
                 General.................................................... 14
                 Overview................................................... 14
                 Results of Operations...................................... 15
                      Net Income............................................ 15
                      Net Interest Income................................... 15
                      Non-Interest Income................................... 17
                      Operating Expenses.................................... 19
                 Financial Condition........................................ 21
                 Asset Quality.............................................. 22
                 Portfolio Information...................................... 23
                 Deposit Information........................................ 25
                 Business Segments.......................................... 25
                      Consumer Lending...................................... 26
                      Residential Lending................................... 27
                      Business Banking Lending.............................. 28
                      Income Property Lending............................... 30
             Liquidity...................................................... 31
             Capital........................................................ 33
 Item 3. Quantitative and Qualitative Disclosures About Market Risk......... 34
 Item 4. Controls and Procedures............................................ 41
PART II: OTHER INFORMATION.................................................. 41
 Item 1. Legal Proceedings.................................................. 41
 Item 2. Changes in Securities and Use of Proceeds.......................... 41
 Item 3. Defaults Upon Senior Securities.................................... 41
 Item 4. Submission of Matters to a Vote of Security-Holders................ 41
 Item 5. Other Information.................................................. 42
 Item 6. Exhibits and Reports on Form 8-K................................... 42
SIGNATURES.................................................................. 43

CERTIFICATIONS.............................................................. 44

PART I : FINANCIAL INFORMATION


FORWARD-LOOKING STATEMENTS DISCLAIMER
-------------------------------------

Our Form 10-Q contains statements concerning future operations, trends, expectations, plans, capabilities, and prospects of First Mutual Bancshares, Inc. and First Mutual Bank (together, the "Bank") that are forward-looking statements for the purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include references to our goals and expectations regarding future interest rate margins, loan quality, banking center expansion, trends in income and expenses, the outlook for deposit growth and funding sources, loan and servicing assets growth, and anticipated sales of loans and investment securities, observations pertaining to the potential disparate movement and repricing of assets and liabilities, and information based on our market risk models and analysis. Although we believe that the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, operations, and prospects, these forward-looking statements are subject to numerous uncertainties and risks, and actual events, results, and developments will ultimately differ from the expectations and may differ materially from those expressed or implied in such forward-looking statements. Factors which could affect actual results include economic conditions in our market area and the nation as a whole, interest rate fluctuations, the impact of competitive products, services, and pricing, credit risk management, our ability to control our costs and expenses, loan delinquency rates, and the legislative and regulatory changes affecting the banking industry. There are other risks and uncertainties that could affect us which are discussed from time to time in our filings with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We are not responsible for updating any such forward-looking statements.


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

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation. All significant intercompany transactions and balances have been eliminated.

The information included in this Form 10-Q should be read in conjunction with the First Mutual Bancshares, Inc. Year 2003 Annual Report on Form 10-K to the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year.

Consolidated Financial Statements of the Company begin on page 2.

Item 1.  Financial Statements


                          FIRST MUTUAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                March 31,         December 31,
                                                  2004                2003
                                             -------------       -------------
ASSETS:                                                 (Unaudited)

CASH AND CASH EQUIVALENTS:
  Interest-earning deposits                  $   1,344,356       $     845,607
  Noninterest-earning demand deposits
    and cash on hand                            13,486,082           6,581,448
                                             -------------       -------------

                                                14,830,438           7,427,055

MORTGAGE-BACKED AND OTHER SECURITIES
  AVAILABLE-FOR-SALE                            84,713,516          77,623,789

LOANS RECEIVABLE, HELD-FOR-SALE                  4,698,414          10,143,319

MORTGAGE-BACKED AND OTHER SECURITIES
  HELD-TO-MATURITY                               8,269,959           8,903,441

  LOANS RECEIVABLE                             763,435,651         723,710,645
  RESERVE FOR LOAN LOSSES                       (8,585,604)         (8,406,198)
                                             -------------       -------------

LOANS RECEIVABLE, net                          754,850,047         715,304,447

ACCRUED INTEREST RECEIVABLE                      3,859,522           3,649,032

LAND, BUILDINGS AND EQUIPMENT, net              24,365,074          24,180,509

FEDERAL HOME LOAN BANK (FHLB) STOCK,            11,145,200          11,035,500
  at cost

SERVICING ASSETS                                   713,088             468,413

OTHER ASSETS                                     1,876,659           2,108,572
                                             -------------       -------------

TOTAL                                        $ 909,321,917       $ 860,844,077
                                             =============       =============

                          FIRST MUTUAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Continued)


                                                    March 31,      December 31,
                                                      2004             2003
                                                 -------------    -------------
                                                          (Unaudited)
LIABILITIES:
  Deposits:
    Money market deposit and
      checking accounts                          $ 205,893,047    $ 191,948,350
    Regular savings                                  9,022,513        8,710,867
    Time deposits                                  389,476,392      383,231,431
                                                 -------------    -------------

               Total deposits                      604,391,952      583,890,648

  Drafts payable                                       240,247          357,256
  Accounts payable and other liabilities             5,698,089       12,899,194
  Advance payments by borrowers for
    taxes and insurance                              3,067,584        1,727,345
  FHLB advances                                    224,378,918      193,642,878
  Other advances                                       500,000          500,000
  Long term debenture payable                       17,000,000       17,000,000
                                                 -------------    -------------

               Total liabilities                   855,276,790      810,017,321

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value-
    Authorized, 10,000,000 shares
    issued and outstanding, 5,248,317
    and 4,729,693 shares, respectively               5,248,317        4,729,693
  Additional paid-in capital                        45,077,521       33,678,181
  Retained earnings                                  3,567,795       12,832,652
  Accumulated other comprehensive income(loss):
    Unrealized gain(loss) on securities
    available-for-sale and interest rate swap,
    net of federal income tax                          151,494         (413,770)
                                                 -------------    -------------

               Total stockholders' equity           54,045,127       50,826,756
                                                 -------------    -------------

TOTAL                                            $ 909,321,917    $ 860,844,077
                                                 =============    =============

                          FIRST MUTUAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                 Quarters ended March 31,
                                              ----------------------------
                                                  2004             2003
                                              -----------      -----------
                                                      (Unaudited)

INTEREST INCOME:
  Loans Receivable                            $11,880,926      $10,953,833
  Interest on AFS Securities                      776,948          647,197
  Interest on HTM Securities                      108,641          202,248
  Interest Other                                  137,125          204,784
                                              -----------      -----------
                                               12,903,640       12,008,062

INTEREST EXPENSE:
  Deposits                                      2,881,023        3,071,008
  FHLB advances and other                       1,532,552        1,861,806
                                              -----------      -----------

                                                4,413,575        4,932,814
                                              -----------      -----------

  Net interest income                           8,490,065        7,075,248

PROVISION FOR LOAN LOSSES                         250,000          135,000
                                              -----------      -----------

  Net interest income, after provision
  for loan losses                               8,240,065        6,940,248

OTHER OPERATING INCOME:
  Gain on sales of loans                          345,379          195,265
  Servicing fees, net of amortization              32,874           14,834
  Gain on sales of investments                     70,870          387,069
  Fees on deposits                                143,614          123,310
  Other                                           304,951          265,225
                                              -----------      -----------

   Total other operating income                   897,688          985,703

                          FIRST MUTUAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Continued)

                                                     Quarters ended March 31,
                                                    --------------------------
                                                       2004            2003
                                                    ----------      ----------
                                                           (Unaudited)



OPERATING EXPENSES:
  Salaries and employee benefits                    $3,262,712      $2,972,492
  Occupancy                                            695,709         588,316
  Other                                              1,681,606       1,211,425
                                                    ----------      ----------

  Total other operating expenses                     5,640,027       4,772,233
                                                    ----------      ----------

  Income before federal income taxes                 3,497,726       3,153,718

FEDERAL INCOME TAXES                                 1,183,586       1,066,560
                                                    ----------      ----------

NET INCOME                                          $2,314,140      $2,087,158
                                                    ==========      ==========
PER SHARE DATA:

Basic earnings per common share                     $     0.44      $     0.40


Earnings per common share, assuming dilution        $     0.42      $     0.40


WEIGHTED AVERAGE SHARES OUTSTANDING                  5,222,639       5,154,834

WEIGHTED AVERAGE SHARES OUTSTANDING
  INCLUDING DILUTIVE STOCK OPTIONS                   5,476,474       5,294,738

                 FIRST MUTUAL BANCSHARES, INC, AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                          Common Stock             Additional
                                                                  ----------------------------       Paid-in
                                                                     Shares          Amount          Capital
                                                                  ------------    ------------    ------------

BALANCE, December 31, 2001                                           4,725,966    $  4,725,966    $ 31,411,296
                                                                  ------------    ------------    ------------

  Comprehensive income:
      Net income
      Other comprehensive income (loss), net of tax:
          Unrealized gain on securities available-for-sale
          Unrealized (loss) on interest rate swap

  Total comprehensive income
  Options exercised, including tax benefit of $169,903                  67,573          67,573         551,848
  Retirement of shares repurchased                                  (1,019,256)     (1,019,256)    (13,963,793)
  10% stock dividend                                                   472,883         472,883       6,029,259
  Cash dividend declared ($0.28 per share)
                                                                  ------------    ------------    ------------
BALANCE, December 31, 2002                                           4,247,166       4,247,166      24,028,610
                                                                  ------------    ------------    ------------

  Comprehensive income:
      Net income
      Other comprehensive income (loss), net of tax:
          Unrealized gain on securities available-for-sale
          Unrealized (loss) on interest rate swap

  Total comprehensive income
  Options exercised, including tax benefit of $219,124                  53,040          53,040         571,618
  Issuance of stock through employees' stock plans                       1,386           1,386          23,617
  10% stock dividend                                                   428,101         428,101       9,054,336
  Cash dividend declared ($0.28 per share)
                                                                  ------------    ------------    ------------

BALANCE, December 31, 2003                                           4,729,693       4,729,693      33,678,181
                                                                  ============    ============    ============


  Comprehensive income:
      Net income
      Other comprehensive income (loss), net of tax:
          Unrealized (loss) on securities available-for-sale
          Unrealized gain on interest rate swap


  Total comprehensive income
  Options exercised, including tax benefit of $175,275                  40,525          40,525         620,505
  Issuance of stock through employees' stock plans                       2,019           2,019          47,992
  10% stock dividend                                                   476,080         476,080      10,730,843
  Cash dividend declared ($0.07 per share)
                                                                  ------------    ------------    ------------
BALANCE, March 31, 2004                                              5,248,317    $  5,248,317    $ 45,077,521
                                                                  ============    ============    ============



                                                                                   Accumulated
                                                                                  Comprehensive
                                                                    Retained         Income
                                                                    Earnings         (Loss)           Total
                                                                  ------------    ------------    ------------

BALANCE, December 31, 2001                                        $ 16,025,853    $   (191,818)   $ 51,971,297
                                                                  ------------    ------------    ------------

  Comprehensive income:
      Net income                                                     7,797,370                       7,797,370
      Other comprehensive income (loss), net of tax:
          Unrealized gain on securities available-for-sale                           1,391,521       1,391,521
          Unrealized (loss) on interest rate swap                                     (405,862)       (405,862)
                                                                                                  ------------
  Total comprehensive income                                                                         8,783,029
  Options exercised, including tax benefit of $169,903                                                 619,421
  Retirement of shares repurchased                                    (815,419)                    (15,798,468)
  10% stock dividend                                                (6,502,142)                            --
  Cash dividend declared ($0.28 per share)                          (1,291,442)                     (1,291,442)
                                                                  ------------    ------------    ------------
BALANCE, December 31, 2002                                          15,214,220         793,841      44,283,837
                                                                  ------------    ------------    ------------

  Comprehensive income:
      Net income                                                     8,395,738                       8,395,738
      Other comprehensive income (loss), net of tax:
          Unrealized gain on securities available-for-sale                              87,186          87,186
          Unrealized (loss) on interest rate swap                                   (1,294,797)     (1,294,797)
                                                                                                  ------------
  Total comprehensive income                                                                         7,188,127
  Options exercised, including tax benefit of $219,124                                                 624,658
  Issuance of stock through employees' stock plans                                                      25,003
  10% stock dividend                                                (9,482,437)                            --
  Cash dividend declared ($0.28 per share)                          (1,294,869)                     (1,294,869)
                                                                  ------------    ------------    ------------
BALANCE, December 31, 2003                                          12,832,652        (413,770)     50,826,756
                                                                  ============    ============    ============


  Comprehensive income:
      Net income                                                     2,314,140                       2,314,140
      Other comprehensive income (loss), net of tax:
          Unrealized (loss) on securities available-for-sale                           (64,363)        (64,363)
          Unrealized gain on interest rate swap                                        629,627         629,627
                                                                                                  ------------
  Total comprehensive income                                                                         2,879,404
  Options exercised, including tax benefit of $175,275                                                 661,030
  Issuance of stock through employees' stock plans                                                      50,011
  10% stock dividend                                               (11,206,923)                            --
  Cash dividend declared ($0.07 per share)                            (372,074)                       (372,074)
                                                                  ------------    ------------    ------------
                                                                                                           --
BALANCE, March 31, 2004                                           $  3,567,795    $    151,494    $ 54,045,127
                                                                  ============    ============    ============

                          FIRST MUTUAL BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Three months ended March 31,
                                                                          ---------------------------------
                                                                              2004                 2003
                                                                          ------------         ------------
                                                                                     (Unaudited)

OPERATING ACTIVITIES:
    Net income                                                            $  2,314,140         $  2,087,158
    Adjustments to reconcile net income to net cash
              from operating activities:
        Provision for loan losses                                              250,000              135,000
        Depreciation and amortization                                          318,778              266,465
        Deferred loan origination fees, net of accretion                      (146,432)            (213,347)
        Amortization of servicing assets                                       130,127               12,591
        Gain on sales of loans                                                (345,380)            (195,266)
        Gain on sale of securities available-for-sale                          (70,870)            (387,069)
        Loss on sale of repossed assets                                          1,000                 --
        FHLB stock dividends                                                  (109,700)            (173,800)
        Changes in operating assets & liabilities:
             Loans receivable held-for-sale                                  5,444,905            3,685,499
             Accrued interest receivable                                      (210,490)             (87,951)
             Other assets                                                      231,913             (238,255)
             Drafts payable                                                   (117,009)             206,042
             Accounts payable and other liabilities                         (7,242,100)          29,206,304
             Advance payments by borrowers for taxes and insurance           1,340,239            1,085,894
                                                                          ------------         ------------

    Net cash provided by operating activities                                1,789,121           35,389,265
                                                                          ------------         ------------

INVESTING ACTIVITIES:
  Loan originations                                                        (80,829,174)         (80,790,701)
  Loan principal repayments                                                 45,154,231           46,188,221
  Increase (decrease) in undisbursed loan proceeds                          (4,187,516)           3,880,010
  Principal repayments & redemptions on
    mortgage-backed and other securities                                     2,281,313           15,026,744
  Purchase of securities held-to-maturity                                         --             (1,098,881)
  Purchase of securities available-for-sale                                 (9,970,312)         (42,715,626)
  Purchases of premises and equipment                                         (505,269)         (12,182,522)
  Proceeds from sale of securities                                           2,228,958           13,869,603
                                                                          ------------         ------------

   Net cash (used) by investing activities                                 (45,827,769)         (57,823,152)

                          FIRST MUTUAL BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                                Three months ended March 31,
                                                                            -----------------------------------
                                                                                 2004                  2003
                                                                            -------------         -------------
                                                                                        (Unaudited)
FINANCING ACTIVITIES:
     Net increase in deposit accounts                                       $  17,748,160         $   5,001,044
     Interest credited to deposit accounts                                      2,753,144             2,946,618
     Proceeds from long-term debentures (trust preferred securities)                 --               4,000,000
     Issuance of stock through employees's stock plans                             50,011                25,003
     Proceeds from advances                                                   173,633,000           120,091,254
     Repayment of advances                                                   (142,896,960)         (117,009,818)
     Dividends paid                                                              (331,079)             (297,302)
     Proceeds from exercise of stock options                                      485,755               218,300
                                                                            -------------         -------------

     Net cash provided by financing activities                                 51,442,031            14,975,099
                                                                            -------------         -------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                              $   7,403,383         $  (7,458,788)

CASH & CASH EQUIVALENTS:
  Beginning of year                                                             7,427,055            14,971,527
                                                                            -------------         -------------

  End of quarter                                                            $  14,830,438         $   7,512,739
                                                                            =============         =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
           INFORMATION:
     Loans originated for mortgage banking activities                       $  21,375,530         $  22,764,744
                                                                            =============         =============

     Loans originated for investment activities                             $  80,829,174         $  80,790,701
                                                                            =============         =============

     Proceeds from sales of loans held-for-sale                             $  26,820,435         $  26,450,242
                                                                            =============         =============
     Cash paid during the year for:
            Interest                                                        $   4,482,594         $   5,052,566
                                                                            =============         =============

            Income taxes                                                    $        --           $        --
                                                                            =============         =============


SUPPLEMENTAL DISCLOSURES OF NONCASH
           INVESTING ACTIVITIES:

     Loans securitized into securities available-for-sale                   $        --           $        --
                                                                            =============         =============

     Loans transferred to real estate
             held-for-sale, net                                             $        --           $      39,733
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

The Bank had three stock-based employee/director compensation plans, which are described more fully in the 2003 annual report. The plans are accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee or director compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, had been adopted


                                                      Quarters Ended March 31,
                                                     --------------------------
                                                         2004           2003
                                                     -----------    -----------
Net Income, as reported                              $ 2,314,140    $ 2,087,158
Deduct:  Total stock-based employee/
     director compensation expense
     determined under fair value based
     method for all awards, net of related
     tax effects                                         (98,151)       (48,860)
                                                     -----------    -----------
Pro forma net income                                 $ 2,215,989    $ 2,038,298
                                                     ===========    ===========
Earnings per share:

     Basic - as reported                                  $ 0.44         $ 0.40
     Basic - pro forma                                    $ 0.42         $ 0.40

     Diluted - as reported                                $ 0.42         $ 0.40
     Diluted - pro forma                                  $ 0.40         $ 0.38

Weighted average shares outstanding:

     Basic                                             5,222,639      5,154,834
     Diluted                                           5,476,474      5,294,738


The compensation expense included in the pro forma net income and net income per share figures in the previous table are not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards generally are made each year.

NOTE 2.

MORTGAGE-BACKED AND OTHER SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair value of securities available-for-sale at March 31, 2004, and December 31, 2003 are summarized as follows:

                                                               Gross          Gross
                                                             unrealized     unrealized
                                                 Gross         losses         losses       Estimated
                               Amortized      unrealized      less than     more than        fair
                                 cost            gains         1 Year         1 Year         value
                             ------------      ---------      --------        ------     ------------
MARCH 31, 2004
Freddie Mac securities       $ 15,317,052      $  93,479      $ 41,066        $ --       $ 15,369,465
Fannie Mae securities          44,636,284        395,598        66,504          --         44,965,378
Ginnie Mae securities          12,968,632        190,671           --           --         13,159,303
US agency securities           10,981,648        237,722           --           --         11,219,370
                             ------------      ---------      --------        -----      ------------
                             $ 83,903,616      $ 917,470      $107,570        $ --       $ 84,713,516
                             ============      =========      ========        =====      ============

DECEMBER 31, 2003
Freddie Mac securities       $ 15,708,833      $  60,174      $222,620        $ --       $ 15,546,387
Fannie Mae securities          43,069,484        292,309       324,031          --         43,037,762
Ginnie Mae securities           8,010,938            --         24,688          --          7,986,250
US agency securities           10,980,831        105,409        32,850          --         11,053,390
                             ------------      ---------      --------        -----      ------------
                             $ 77,770,086      $ 457,892      $604,189        $ --       $ 77,623,789
                             ============      =========      ========        =====      ============


     Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Bank has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase.
The decline in value is not related to any company or industry specific event.
At March 31, 2004, there were five investment securities with unrealized losses.
The Bank anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

NOTE 3.

MORTGAGE-BACKED AND OTHER SECURITIES HELD-TO-MATURITY

The amortized cost and estimated fair value of mortgage-backed and other securities are summarized as follows:

                                                               Gross          Gross
                                                             unrealized     unrealized
                                                 Gross         losses         losses       Estimated
                               Amortized      unrealized      less than     more than        fair
                                 cost            gains         1 Year         1 Year         value
                             ------------      ---------      --------        ------     ------------
March 31, 2004
Fannie Mae securities        $  6,480,928      $ 186,500      $    --       $    --      $  6,667,428
Freddie Mac securities            507,839          4,677           --            --           512,516
Municipal bonds                 1,281,192          4,354           --         27,335        1,258,211
                             ------------      ---------      --------      --------     ------------
                             $  8,269,959      $ 195,531      $    --       $ 27,335     $  8,438,155
                             ============      =========      ========      ========     ============

December 31, 2003
Fannie Mae securities        $  7,028,766      $ 217,292      $  2,118      $    --      $  7,243,940
Freddie Mac securities            549,870         11,925           --            --           561,795
Municipal bonds                 1,324,283          2,598           --         23,503        1,303,378
REMICs                                522            --            --            --               522
                             ------------      ---------      --------      --------     ------------
                             $  8,903,441      $ 231,815      $  2,118      $ 23,503     $  9,109,635
                             ============      =========      ========      ========     ============

     Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Bank has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. At March 31, 2004, there was one investment security and at December 31, 2003 there were two investment securities with unrealized losses. The Bank anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

NOTE 4.
NONPERFORMING ASSETS

The Bank had nonperforming assets as follows:

                                          March 31, 2004   December 31, 2003
                                          --------------   -----------------

Nonperforming loans                         $ 1,577,208       $   526,869

Real Estate and Repossessed assets
  held-for-sale                                   9,200            11,200
                                            -----------       -----------

Total Nonperforming Assets                  $ 1,586,408       $   538,069
                                            ===========       ===========

At March 31, 2004 and December 31, 2003, the Bank had two impaired loans totaling $16,445, defined under Statement of Financial Accounting Standards
(SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan."


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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for quarters ending March 31, 2004 and March 31, 2003:

                                                                Income            Shares           Per share
                                                             (numerator)       (denominator)        amount
                                                             -----------------------------------------------
Quarter ended March 31, 2004
  Basic EPS:
    Income available to common shareholders                  $ 2,314,140         5,222,639        $     0.44
                                                                                                  ==========

  Effect of dilutive stock options                                  --             253,835
                                                             -----------        ----------
  Diluted EPS:
    Income available to common shareholders
      plus assumed stock options exercised                   $ 2,314,140         5,476,474        $     0.42
                                                             ===============================================

Quarter ended March 31, 2003
  Basic EPS:
    Income available to common shareholders                  $ 2,087,158         5,154,834        $     0.40
                                                                                                  ==========

    Effect of dilutive stock options                                --             139,904
                                                             -----------        ----------
    Diluted EPS:
          Income available to common shareholders
             plus assumed stock options exercised            $ 2,087,158         5,294,738        $     0.40
                                                             ===============================================

NOTE 6.

RATE VOLUME ANALYSIS                                 FIRST QUARTER 2004
(Dollars in thousands)                                       VS
                                                     FIRST QUARTER 2003
                                                 INCREASE (DECREASE) DUE TO
                                                                         TOTAL
                                              VOLUME        RATE        CHANGE
-------------------------------------------------------------------------------
INTEREST INCOME
  Investments:
     Available-for-sale securities           $   144       $  (14)      $  130
     Held-to-maturity securities                 (89)          (4)         (93)
     Other equity investments                      -          (68)         (68)
                                             ----------------------------------
       Total investments                          55          (86)         (31)
                                             ----------------------------------

  Loans:
     Residential                             $   629       $ (172)      $  457
     Residential construction                    584          (88)         496
     Multifamily                                  75         (419)        (344)
     Multifamily construction                     45           14           59
     Commercial real estate and business         (21)        (461)        (482)
     Commercial real estate construction          (8)         (19)         (27)
     Consumer & other                            496          272          768
                                             ----------------------------------
       Total loans                             1,800         (873)         927
                                             ----------------------------------


            Total interest income            $ 1,855       $ (959)      $  896

INTEREST EXPENSE
  Deposits:
     Money market deposit and checking       $   163       $  (14)      $  149
     Regular savings                               1            -            1
     Time deposits                               262         (601)        (339)
                                             ----------------------------------
       Total deposits                            426         (615)        (189)

  FHLB advances and other                        399         (728)        (329)
                                             ----------------------------------
       Total interest expense                    825       (1,343)        (518)


        Net interest income                  $ 1,030       $  384      $ 1,414
                                             ==================================

NOTE 7.
SEGMENTS

Beginning January 1, 2004 we changed the presentation of our Business Segments to more accurately reflect the way these segments are managed within the Bank. Prior to 2004 we had 3 segments: 1) Consumer Lending, 2) Commercial Lending, and
3) Investment Securities. We have made some changes to the original 3 segments by:

     Separating Residential Lending from the Consumer Segment

     Splitting the Commercial Segment into two separate segments: Business Banking and Income Property Lending

     Allocating the income and expenses from the former Investment Securities Segment to the new segments based upon asset size

The management reporting process measures the performance of the operating segments based on the management structure of the Bank and is not necessarily comparable with similar information for any other financial institution. Our operating segments are defined by product type and customer segments. We continue to enhance our segment reporting process methodologies. These methodologies are based on the management reporting process, which assigns certain balance sheet and income statement items to the responsible operating segment.


The reportable segments include the following:

     Consumer Lending - Consumer lending includes home equity lending, direct consumer loans, and indirect home improvement loans (Sales Finance). These loans include lines of credit and loans for primarily consumer purposes. This segment also sells loans into the secondary market. We may choose to retain or sell the right to service the loans sold (i.e., collection of principal and interest payments) depending upon market conditions.

     Residential Lending - Residential lending offers loans to borrowers to purchase, refinance, or build homes secured by one-to-four-unit family dwellings. This segment also sells loans into the secondary market. We may choose to retain or sell the right to service the loans sold (i.e., collection of principal and interest payments) depending upon market conditions.

     Business Banking - Business Banking offers a full range of banking services to small and medium size businesses including deposit and cash management products, loans for financing receivables, inventory, equipment as well as permanent and interim construction loans for commercial real estate. The underlying real estate collateral or business asset being financed typically secures these loans.

     Income Property Lending - Income Property Lending offers permanent and interim construction loans for multifamily housing (over four units) and commercial real estate properties. The underlying real estate collateral being financed typically secures these loans.

These segments are managed separately because each business unit requires different processes and different marketing strategies to reach the customer base that purchases the products and services. The segments derive a majority of their revenue from interest income, and we rely primarily on net interest revenue in managing these segments. No single customer provides more than 10% of the Bank's revenues.


Financial information for the Bank's segments is shown below for March 31, 2004, 2003, and 2002:

                                                                                     Business        Income
                                                     Consumer      Residential       Banking         Property
Quarter ended March 31:                               Lending        Lending         Lending         Lending           Totals
                                                   -----------     -----------     -----------     -----------     ------------
Interest income                           2004     $ 2,026,129     $ 3,582,827     $ 1,311,138     $ 5,983,546     $ 12,903,640
                                          2003       1,245,091       2,642,878       1,332,149       6,787,944       12,008,062
                                          2002         974,723       2,264,957       1,215,763       7,630,742       12,086,185

Interest Expense                          2004         550,609       1,380,386         328,770       2,153,810        4,413,575
                                          2003         539,444       1,115,400         436,041       2,841,929        4,932,814
                                          2002         453,821       1,152,296         521,758       3,452,198        5,580,073

Net Interest Income                       2004       1,475,520       2,202,441         982,368       3,829,736        8,490,065
                                          2003         705,647       1,527,478         896,108       3,946,015        7,075,248
                                          2002         520,902       1,112,661         694,005       4,178,544        6,506,112

Provision for loan losses                 2004          93,099          22,279          25,459         109,163          250,000
                                          2003          32,427          13,997          14,596          73,980          135,000
                                          2002          10,533           4,922           5,568          28,977           50,000

Net interest income, after
  provision for loan losses               2004       1,382,421       2,180,162         956,909       3,720,573        8,240,065
                                          2003         673,220       1,513,481         881,512       3,872,035        6,940,248
                                          2002         510,369       1,107,739         688,437       4,149,567        6,456,112

Other operating income                    2004         369,907         172,085          88,964         266,732          897,688
                                          2003         122,514         306,222         108,174         448,793          985,703
                                          2002         172,629         160,355          41,636         289,323          663,943

Other operating expense                   2004       1,196,233       1,393,090       1,102,515       1,948,189        5,640,027
                                          2003         910,138       1,147,907         969,150       1,745,038        4,772,233
                                          2002         728,444         814,463         649,942       1,949,151        4,142,000

Income before federal income taxes        2004         556,095         959,157         (56,642)      2,039,116        3,497,726
                                          2003        (114,404)        671,796          20,536       2,575,790        3,153,718
                                          2002         (45,446)        453,631          80,131       2,489,739        2,978,055

Federal income taxes                      2004         188,393         324,540         (19,887)        690,540        1,183,586
                                          2003         (39,432)        227,177           6,333         872,482        1,066,560
                                          2002         (15,863)        153,207          26,713         843,190        1,007,247

Net income                                2004         367,702         634,617         (36,755)      1,348,576        2,314,140
                                          2003         (74,972)        444,619          14,203       1,703,308        2,087,158
                                          2002         (29,583)        300,424          53,418       1,646,549        1,970,808

Total Interest Earning assets
  (ending period balances)                2004      98,304,930     245,542,118      96,215,039     432,300,709      872,362,796
                                          2003      71,452,381     166,494,407      86,684,836     439,029,146      763,660,770
                                          2002      51,802,288     129,704,875      67,074,359     422,545,705      671,127,227

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

First Mutual Bank is a Washington-chartered savings bank subject to regulation by the State of Washington Department of Financial Institutions and the Federal Deposit Insurance Corporation ("FDIC"). The Bank conducts business from its headquarters in Bellevue, Washington, and has twelve full-service facilities located in Bellevue (3), Issaquah, Kirkland (2), Monroe, Redmond, Sammamish, Seattle (2), and Woodinville. We also have income property loan production offices located in Bellingham and Tacoma, Washington and a consumer loan office located in Jacksonville, Florida. The Bank's business consists mainly of attracting deposits from the general public as well as wholesale funding sources, and investing those funds primarily in real estate loans, small and mid-sized business loans, and consumer loans.


OVERVIEW
--------

Our corporate goals are threefold: a 15% or greater year-over-year increase in net income, consistently increasing net income, and a 15% or better return on equity.

                                  YEAR-OVER-YEAR
                              INCREASE IN NET INCOME  RETURN ON EQUITY
                              ----------------------  ----------------
First Quarter 2001                      5%                 14.78%
First Quarter 2002                     14%                 14.94%
First Quarter 2003                      6%                 18.50%
First Quarter 2004                     11%                 17.65%

Although our return on equity ratio has met or exceeded our corporate target, our net income growth for the last few years has lagged our profit objectives. During that period we have diverted part of our earnings into the investment in new business lines. About five years ago we realized that for the Bank to continue to achieve its goal of consistent earnings we needed to expand our business lines from two to four. At that time our operations consisted of residential and income property (commercial real estate) lending. Those business lines were, and continue to be, solid operations. However, for the Bank to continue to produce consistent earnings we needed to broaden the operating base by two new lines, Business Banking and Consumer Lending. The process of developing those lines has been expensive and has added to both our staff and operating costs. The encouraging news is that the Consumer business line has recently reached the profit target that is set for the Bank as a whole. That operation is now contributing to our earnings goals as opposed to requiring further investment. Please see the "Business Segments" and "Operating Expenses" sections for a further discussion of this topic.

Our business lines obtain most of their revenue from net interest income. A key ratio that measures net interest income is the net interest margin. Over the last five quarters that ratio has trended upward from 3.84% for the first quarter of 2003 to a high of 4.09% in the fourth quarter of last year, and then a drop to 4.03% this quarter. We are forecasting for second quarter 2004 a possible further decline to the 3.95% to 4.05% range. Some of our funding sources were extended in the past quarter and reduced the spread between our assets and liabilities.

The second key component of net interest income is the growth of earning assets in the business lines. On a first quarter comparison the growth in earning assets contributed $1,030,000 to net interest income, while the improvement in the margin added $384,000. In the last 12 months our assets have increased 15%, which compares to the national average of 8% for FDIC insured institutions for year 2003*. Please see the "Net Interest Income" and "Asset and Liability Management" sections for a further discussion of net interest income and the processes by which we manage that source of revenue.

A secondary source of revenue is other operating income, which constituted 10% of our first quarter 2004 revenue. Gain on loan sales amounted to 38% of other operating income, fees from deposits contributed 16% and the miscellaneous category added 34%. Within the miscellaneous category 55% of the income was from rental income, most of which is the result of the purchase of our corporate office in Bellevue. Please refer to the "Non-Interest Income" section for a further discussion of this subject.

A critical factor in achieving our goal of consistent earnings is the credit quality of our loan portfolio. That portfolio constitutes 84% of our assets and thus a deterioration in the performance of that asset class would quickly undermine our earnings. Fortunately, for many years we have enjoyed credit quality that has exceeded the national average. In the first quarter 2004, we have again experienced solid credit quality as measured by the non-performing assets to total assets ratio of 0.17%. That figure compares to the national average of 0.75% for FDIC Insured Institutions as of December 31, 2003*. For additional information regarding our credit quality please refer to the "Asset Quality" section.

* FDIC QUARTERLY BANKING PROFILE, FOURTH QUARTER 2003


RESULTS OF OPERATIONS
---------------------

     NET INCOME
     ----------

Net income increased 11%, from $2.1 million in the first quarter of 2003 to $2.3 million in the same period of 2004. Net interest income rose $1.4 million, and non-interest income declined $88,000. Partially offsetting the growth in revenue was a rise of $868,000 in operating expenses.

     NET INTEREST INCOME
     -------------------

Net interest income after provision for loan losses increased $1.3 million, or 19%, in the first quarter of 2004 as contrasted with the same quarter in 2003. The net interest margin on a sequential quarterly comparison is as follows:

           QUARTER ENDED                           NET INTEREST MARGIN
           -------------                           -------------------
           March 31, 2003                                  3.84%
           June 30, 2003                                   3.89%
           September 30, 2003                              4.01%
           December 31, 2003                               4.09%
           March 31, 2004                                  4.03%

Our net interest income for the quarter ending March 31, 2004, increased by $1.4 million, or 20%, compared with the first quarter of 2003, and by $175,000, or 2%, relative to the fourth quarter of 2003. Net interest margin for the quarter totaled 4.03%, falling from 4.09% in the fourth quarter of 2003, but remaining well above the first quarter 2003 level of 3.84%.

Compared to the first quarter of 2003, both an increase in the level of our earning assets and favorable net repricing of our assets and liabilities contributed to the improvement. Relative to the fourth quarter of 2003, earning asset growth again contributed to the additional net interest income, but was partially offset by unfavorable asset and liability repricing. The unfavorable repricing that led to the reduction in net interest margin relative to 2003's fourth quarter was attributable, in part, to our decision to extend the terms of various liability categories, thus locking in some longer-term funding costs at current rates while reducing the mismatch between our asset and liability durations. The following table illustrates the effects of balance sheet growth and repricing on our net interest income relative to the first quarter of 2003, with the results related to the level of earning assets referred to as "volume," and the effects of asset and liability repricing labeled "rate."

RATE VOLUME ANALYSIS                                 1Q-2004 VS. 1Q-2003
( Dollars in 000s)                               Increase (decrease) due to:
                                              ----------------------------------
                                                                         Total
                                                Volume        Rate       change
--------------------------------------------  ----------  -----------  ---------
INTEREST INCOME
          Total investments                     $   55       $  (86)     $  (31)
          Total loans                            1,800         (873)        927
                                                ------       ------      ------
               Total interest income             1,855         (959)        896

INTEREST EXPENSE
          Total deposits                           426         (615)       (189)
          FHLB advances and other                  399         (728)       (329)
                                                ------       ------      ------
               Total interest expense              825       (1,343)       (518)

           Net interest income                  $1,030       $  384      $1,414
                                                ======       ======      ======

Growth in our earning asset base resulted in an additional $1.9 million in net interest income for the first quarter of 2004 compared to the quarter ended March 2003. Partially offsetting this extra income, however, was $825,000 in additional interest expense incurred from funding sources taken to accommodate the asset growth. Combined, these two factors resulted in a net improvement of $1.0 million, or 73% of the overall increase in net interest income.

QUARTER ENDED                      AVERAGE          AVERAGE      AVERAGE
(DOLLARS IN THOUSANDS)          EARNING ASSETS     NET LOANS     DEPOSITS

March 31, 2003                     $737,351         $641,399     $501,343
June 30, 2003                       765,815          666,173      511,984
September 30, 2003                  789,511          691,672      537,288
December 31, 2003                   813,622          715,963      569,908
March 31, 2004                      844,439          742,498      594,141

Based largely on continued growth in our loan portfolio, our average earning assets for the quarter increased by $107 million from the first quarter of 2003 to $844 million. The asset growth was funded primarily by increases in deposits. We utilize wholesale borrowings, primarily advances from the Federal Home Loan Bank of Seattle, to facilitate asset growth beyond that which our deposit growth will accommodate. In the first quarter of 2004, our deposits averaged $594 million, representing growth of $93 million over the first quarter 2003 average level. On a quarter-end versus quarter-end basis, deposits grew $99 million, with checking and money market products accounting for approximately 60% of the growth. Growth of these deposit products going forward is an important facet of our overall funding strategy and has been a significant factor in the reduction of our cost of funds.

By comparison, relative to the fourth quarter of 2003, growth in our earning asset base contributed $514,000 to our net interest income in the first quarter of 2004, partially offset by an additional $95,000 in interest expense incurred from the incremental funding sources. Combined, these two factors resulted in additional net interest income of $419,000. Average earning assets rose by nearly $31 million over fourth quarter 2003 levels, again due primarily to growth in the loan portfolio. Growth in average deposit levels for the quarter totaled approximately $24 million.

In the current sustained low interest rate environment, our existing assets and liabilities continue to reprice at low levels, and new assets and liabilities are frequently brought on at rates below those of existing balances. Whether these trends are likely to continue in the future is primarily dependent upon the movement of various market rate indexes, as well as balance sheet composition and mix, and competition for loan and deposit business in our local market.

Compared to the first quarter of 2003, the reduction in asset yields resulting from lower rates negatively impacted our interest income by $959,000 in the first quarter of 2004. This was more than offset, however, by a $1,343,000 drop in our interest expense. Consequently, the repricing of our assets and liabilities contributed a net increase of $384,000 to our net interest income compared to the first quarter of 2003. Contributing to the overall reduction in liabilities costs was the growth in checking and money market products, as well as lower pricing on our time deposits. Despite growth of nearly $40 million in time deposit balances on a March 31, 2003 to March 31, 2004 basis, and approximately $6 million between December 31, 2003 and March 31, 2004, the total interest paid on these deposits fell approximately $339,000 for the first quarter of 2004 compared to the same period in 2003 and $127,000 relative to the fourth quarter of 2003.

Relative to the fourth quarter of 2003, however, a $219,000 reduction in interest expense attributable to liability repricing only partially offset a $464,000 decrease in interest income from asset repricing. As a result, the effects of asset and liability repricing in the first quarter of 2004 negatively impacted net interest income by $245,000 compared to the fourth quarter of 2003 and contributed to a 0.06% reduction in our net interest margin. As noted above, our decision to extend the durations of various liability categories, and thus lock in longer term funding costs, was partially responsible for the reduction in the net interest margin. Had we not elected to utilize longer terms on some of our funding sources, we believe we would have seen a greater reduction in our interest expense and consequently greater net interest income and an improved margin.

     NON-INTEREST INCOME
     -------------------

Non-interest income decreased $88,000, or 9%, for the first quarter of 2004 as compared to the like quarter in 2003. The decline was mainly attributable to the drop in gain on sales of investments which was partially offset by the rise in gain on sales of loans and other operating income.

Gain on Sales of Loans.

         GAIN ON LOAN SALES               1ST QUARTER 2004      1ST QUARTER 2003
--------------------------------------------------------------------------------
Consumer (Sales Finance) Loan Sale Gains      $275,000              $ 53,000
Residential Loan Sale Gains                     27,000               122,000
Commercial Loan Sale Gains                      43,000                20,000
                                              --------              --------
TOTAL GAINS                                   $345,000              $195,000
                                              ========              ========

            LOANS SOLD                    1ST QUARTER 2004      1ST QUARTER 2003
--------------------------------------------------------------------------------
Consumer Loans Sold                         $ 7,700,000           $ 2,100,000
Residential Loans Sold                        8,300,000            19,400,000
Commercial Loans Sold                        10,800,000             5,000,000
                                            -----------           -----------
TOTAL LOANS SOLD                            $26,800,000           $26,500,000
                                            ===========           ===========



The gain from loan sales increased $150,000, or 77%, on a quarter-to-quarter comparison. Total loans sold were about the same in both quarters, although sales varied widely by category.

The consumer (Sales Finance) sector experienced the biggest jump in loan sale gains, increasing from $53,000 in the first quarter of 2003 to $275,000 this year. That change is largely attributable to the increase in loan sales to $7.7 million in the first quarter of 2004, compared to $2.1 million last year. In the first quarter of 2004, we retained 53% of our loan originations in our portfolio, compared to 84% in the first quarter of 2003. We elected to sell a higher percentage of these loans because loan production had increased to $16.4 million. Our current plan is to sell between $5-10 million each quarter. Even with the increased level of loan sales, we expect the Sales Finance loan portfolio to continue to grow.

Residential permanent loan sales were down dramatically, from $19.4 million in the first quarter last year to $8.3 million. The gains from sales declined from $122,000 to $27,000 in the first quarter of 2004. As the chart below illustrates, residential loan sales have generally declined in the last five quarters. Although the seasonal pattern in loan closings had some effect on the quarterly changes, most of the trend is related to the decline in the refinance boom that occurred in the first half of last year.

Commercial loan sales experienced just the opposite effect.

                       COMMERCIAL LOAN SALES    RESIDENTIAL PERMANENT LOAN SALES
--------------------------------------------------------------------------------
March 31, 2003              $ 5,000,000                   $19,400,000
June 30, 2003                 5,300,000                    13,900,000
September 30, 2003            7,100,000                    11,200,000
December 31, 2003             7,100,000                    13,900,000
March 31, 2004               10,800,000                     8,300,000


Loan sales have steadily increased as the activity in the commercial sector has grown. Typically the purpose of commercial loan sales is to accommodate the borrowing needs of our customers. As the loan sales have risen, the gains from those sales have increased accordingly, from $20,000 in the first quarter of last year to $43,000 in 2004.

Servicing fees, net of amortization have also increased as a result of the increase in sales of loans. Servicing fees totaled $33,000 for the quarter ended March 31, 2004 as compared to $15,000 for the same quarter last year.

Gain on Sales of Investments.
-----------------------------

                                 GAINS       SECURITY SALES
     ----------------------  ------------  ------------------
     March 31, 2003            $387,000        $14,000,000
     June 30, 2003               86,000          5,000,000
     September 30, 2003         189,000          6,000,000
     December 31, 2003                0                  0
     March 31, 2004              71,000          2,000,000

Security sales in the last five quarters have trended downward, although at an erratic pace. The sales are opportunistic in nature, and we are unable to forecast future security sales with any accuracy. With interest rates trending upward since last summer, the opportunity to realize security gains has diminished accordingly. We do not currently have any sales pending, and at this time we do not anticipate any sales in the second quarter.

Other Fee Income.
-----------------

                                        1ST QUARTER 2004      1ST QUARTER 2003
------------------------------------  --------------------  --------------------
Rental Income                               $167,000              $103,000
Loan Fees                                     38,000                73,000
ATM/Wire Transfers/Safe Deposit Fees          39,000                28,000
Late Charges                                  36,000                31,000
Miscellaneous                                 25,000                30,000
                                            --------              --------
TOTAL                                       $305,000              $265,000
                                            ========              ========

Other income rose by $40,000, or 15%, largely due to an increase in rental income. Part of that gain was offset by a decline in loan fees. We lease space in our corporate headquarters, First Mutual Center, and in two of our banking centers. Most of our rental income is from First Mutual Center, which is a seven-story office building that we acquired in March of last year. We occupy 39% of the building and offer for lease the remainder of the building, of which 52% is presently occupied.

Loan fee income (including prepayment fees) has declined, along with the waning refinance boom, for the last four quarters from a high of $127,000 in second quarter of 2003 to $62,000 in the third quarter, $55,000 fourth quarter and $38,000 this year. We do not anticipate that loan fee income will decline significantly from the present level.


     OPERATING EXPENSES
     ------------------

Salaries and Employee Benefits. Salaries and employee benefits expense increased by $290,000, or 10%, from $3.0 million in the first quarter of 2003 to $3.3 million for the same period in 2004, and accounted for approximately one third of the increase in operating expenses.

     QUARTER ENDED                      FTE AT QUARTER END
     -------------                      ------------------
     March 31, 2003                             175
     June 30, 2003                              186
     September 30, 2003                         188
     December 31, 2003                          201
     March 31, 2004                             204

The majority of the increase in salary and benefit expense was the result of higher staffing levels. Between the end of the first quarters of 2003 and 2004, our staffing level, as measured by full-time-equivalent (FTE) employee count, increased 17%, from 175 FTE at March 31, 2003, to 204 FTE at the same date in 2004. The most significant increases in employee count were centered in our loan and deposit servicing areas. Additionally, the new Woodinville and Sammamish banking centers, which opened in the third and fourth quarters of 2003, respectively, accounted for seven of the new employees. Staff positions were also added in our Information Systems area in 2003 to ensure that our technology continued to support our growth.

Also contributing to the increase in salary and benefit expense was higher incentive compensation, which increased by $27,000 from the first quarter of 2003, primarily due to increased banking center manager bonuses driven by the quarter's deposit growth.

Partially offsetting the increases in these expenses was a $138,000 reduction in loan officer commissions. Additionally, temporary employee costs fell $67,000 compared to the first quarter of last year.

Occupancy Expense.
------------------
                               1Q 2004      1Q 2003       CHANGE     PERCENT(%)
                               -------      -------       ------     ----------

Rent Expense                   $83,000     $147,000     ($64,000)       (44%)
Utilities and Maintenance      175,000       92,000       83,000         90
Depreciation Expense           314,000      249,000       65,000         26
Other Occupancy Costs          124,000      100,000       24,000         24
                              --------     --------     --------        ---
TOTAL OCCUPANCY EXPENSES      $696,000     $588,000     $108,000         18%
                              ========     ========     ========        ===

Occupancy expense increased $108,000, or 18%, from $588,000 in the first quarter of 2003 to $696,000 in 2004. The additional expense this year was a result of higher maintenance and repair, utilities, property taxes, and depreciation expenses, the majority of which were related to our ownership of First Mutual Center. We acquired this property, formerly referred to as the "400 Building," in March 2003. Consequently, these expenses were minimal in the first quarter of 2003. Our rent and lease expense for the first quarter of 2004 declined by 44%, or $64,000, compared to the first quarter of 2003, based on the elimination of lease expense on the former 400 Building. This reduction, however, was partially offset by the additional lease and occupancy expenses related to our new Sammamish and Woodinville retail banking centers.

Other Operating Expense. Other operating expenses rose by $470,000, or 39%, on a quarter-versus-quarter basis, from $1.2 million in the first quarter of 2003 to nearly $1.7 million in 2004, driven largely by expenses related to our sales finance, marketing, and data processing costs.

                                  1ST Q 2004   1ST Q 2003    CHANGE   PERCENT(%)
                                  ----------   ----------    ------   ----------

Marketing & Public Relations        $285,000     $174,000   $111,000      64%
Credit Insurance                     157,000       15,000    142,000     947
Outside Services                     149,000       88,000     61,000      69
Taxes                                128,000      102,000     26,000      25
Information Systems                  215,000      134,000     81,000      60
Other                                747,000      698,000     49,000       7
                                  ----------   ----------   --------     ---
TOTAL OTHER OPERATING EXPENSES    $1,681,000   $1,211,000   $470,000      39%
                                  ==========   ==========   ========     ===

The single most significant growth in operating expenses, at approximately $142,000, was in credit insurance premiums for our Sales Finance loan portfolio. In the fourth quarter of 2002, we began to insure against default risk on sales finance loans to borrowers with credit scores below a certain level. We utilize insurance policies designed to reimburse us for credit losses up to a set amount for each pool of insured loans. The insurance premiums for this coverage, approximately 2% of insured balances, rose from $15,000 in the first quarter of 2003 to $157,000 in the first quarter this year, based on the growth of insured loans within the Sales Finance portfolio. As of March 31, 2004, insured loans accounted for approximately 35% of the total Sales Finance portfolio and roughly 40% of new loan volumes. Based on the current portfolio and new volume mix, we expect the level of insured loans to continue to increase and, with it, the expense related to credit insurance.

In addition to the expense associated with credit insurance, our Sales Finance lending activities have also resulted in a significant increase in out-of-state income tax expenses. As a result of expanding the territory in which our Sales Finance Division operates, this expense grew from $7,000 in the first quarter of 2003 to $29,000 in the first quarter of this year.

Marketing and public relations expenses totaled $285,000 for the first quarter this year, an increase of $111,000, or 64%, over the same period in 2003. We hired a new Retail Banking Group manager during the first quarter last year, and postponed entering into any significant contracts or major marketing initiatives until he was officially onboard. In 2004, however, our intention was to start the year with strong checking account and home equity line of credit (HELOC) campaigns, supported by heavier radio, print, and direct mail support. We also produced a new Business Banking brochure. Consequently, we expect to see relatively stable marketing expense from quarter to quarter in 2004, as opposed to last year where we ramped up over the course of the year. We believe that our current level of marketing support is adequate and do not anticipate those costs to increase materially from their present levels in the remaining three quarters of 2004.

Information systems and technology related costs rose by $81,000, or 60%, from their first quarter 2003 levels. This increase was primarily attributable to our asset growth, which has required expenditures for improved systems and infrastructure, and related costs on an ongoing basis.

Additionally, expenses associated with miscellaneous outside services rose $61,000, or 69%, compared with the first quarter of the prior year. Contributing to the increase were outside services associated with the First Mutual Center building.


FINANCIAL CONDITION
-------------------

Assets. Assets increased 6%, from $860.8 million at year-end 2003 to $909.3 million as of March 31, 2004. The change in assets is principally the result of an increase in the investment securities and loan portfolios. In addition our loan servicing assets have continued to rise.

Securities. We classify investment securities in one of the following categories: 1) trading, 2) available-for-sale, or 3) held-to-maturity. Securities classified as available-for-sale are reviewed regularly, and any unrealized gains or losses are recorded in the shareholders' equity account. At March 31, 2004, the balance of the unrealized loss, net of federal income taxes, was $64,000, which compares to an unrealized gain at year-end 2003 of $87,000. Generally, falling interest rates will increase the amount recorded as unrealized gain, and rising rates will decrease any unrealized gains, as the market value of securities inversely adjusts to the change in interest rates.

Security investments (available-for-sale and held-to-maturity) increased $6.5 million, or 7%, from December 31, 2003, to the end of the first quarter 2004. During the quarter $10.0 million in securities were purchased, and $2.2 million were sold.

Loans. Loans receivable, excluding loans held-for-sale, rose from $723.7 million at year-end 2003 to $763.4 million, an increase of $39.7 million in three months. About two-thirds of that growth was from residential loans, an area that has proven to be consistent from quarter-to-quarter. The other third was from commercial real estate and business banking loans, which are variable from one period to the next. Our estimate for second quarter 2004 is an increase in the loan portfolio of $25 - $30 million.

Servicing Assets. Servicing assets have grown $245,000, or 52%, since year-end 2003. Although this increase was not a major factor in the quarter's asset growth, this area is expected to continue to increase rapidly with the planned sales of sales finance loans.

                              1st Qtr. 2004    4th Qtr. 2003    3rd Qtr. 2003
                              -------------    -------------    -------------
Servicing Assets:
   Income Property              $   114,000      $    94,000      $    86,000
   Residential                       27,000           36,000              --
   Sales Finance                    572,000          338,000          116,000
                                -----------      -----------      -----------
      Total                     $   713,000      $   468,000      $   202,000
                                ===========      ===========      ===========
Serviced For Others Loan
Balances                        $90,745,000      $76,424,000      $60,432,000
                                ===========      ===========      ===========


As illustrated in the table, the majority of the growth in the servicing asset balance is coming from the Sales Finance area due to the quarterly sales of loans. In the third quarter of 2003 we began selling sales finance loans servicing retained, and as a result we have been adding to the servicing asset. The growth in this area is a combination of the assets generated from the sale of loans sold servicing retained netted with the amortization and prepayments of the underlying loans and any impairment charges that may occur.

Liabilities. Deposits rose $20.5 million, or 3.5%, in the first three months of 2004, totaling $604 million as compared to $584 million at year-end 2003. This increase in deposits, combined with the growth in Federal Home Loan Bank (FHLB) borrowings, was used to fund the asset growth in the securities and loan portfolios.

The FHLB advances increased from $194 million at year-end 2003 to $224 million as of the end of the first quarter this year. As of March 31, 2004, we had the authority to borrow up to a total of $364 million in FHLB advances, subject to sufficient collateral to support those advances.

ASSET QUALITY
-------------

Provision and Reserve for Loan Losses. The provision for loan losses increased from $135,000 in the first quarter of 2003 to $250,000 in the like period in 2004 increasing our reserve level from $7.8 million to $8.6 million this year. The provision for loan losses reflects the amount deemed appropriate to produce an adequate reserve for possible loan losses inherent in the risk characteristics of the loan portfolio. In determining the appropriate reserve balance, we consider the amount and type of new loans added to the portfolio, our level of non-performing loans, the amount of loans charged off, and the economic conditions that we currently operate within.

Our portfolio loans have increased by $40 million since year-end 2003, with most of the growth attributable to our Residential sector. That portfolio continues to perform at a satisfactory level and we do not anticipate any change in the foreseeable future.

Our non-performing assets increased from $538,000 at year-end 2003 to $1.6 million at the end of the first quarter 2004. The ratio of non-performing assets to total assets rose from 0.06% to 0.17%. The comparable ratio for other banks at year-end 2003 was 0.75% (Fourth Quarter 2003 FDIC Quarterly Banking Profile). Net loans charged off for the quarter amounted to $71,000; we charged-off $60,000 for the like quarter last year and $498,000 in all of 2003. Most of the charge-offs are related to our consumer loan portfolio, which would indicate that we could continue to expect an increase in the level of charge-offs as the sales finance portfolio grows. Net charge-offs, as a percentage of our total loan portfolio, were 0.04% (annualized), compared to 0.78% for other financial institutions as of December 31, 2003. Noted below is a summary of our exposure to non-performing loans and repossessed assets:

     Non-Performing Assets
     ---------------------

Five single-family residences, Western WA.  No
     anticipated loss.                                   $1,244,000
Two unsecured lines of credit.  No anticipated loss.         28,000
Twenty-one consumer loans.  Full recovery anticipated
     from insurance claims                                  199,000
Ten consumer loans.  No anticipated loss.                    87,000
Three consumer loans.  We anticipate charging these
     loans off in the second quarter.                        19,000
                                                         ----------
TOTAL NON-PERFORMING LOANS                                            $1,577,000

Repossessed Assets:
The Bank has a number of items of repossessed
     consumer products.                                       9,000
                                                         ----------
TOTAL REPOSSESSED ASSETS                                              $    9,000
                                                                      ----------
TOTAL NON-PERFORMING ASSETS                                           $1,586,000
                                                                      ==========

PORTFOLIO INFORMATION
---------------------

Commercial Real Estate Loans. The average loan size (excluding construction loans) in the Commercial Real Estate portfolio was $702,000 as of March 31, 2004, with an average loan-to-value ratio of 65%. At quarter-end, none of these commercial loans were delinquent for 30 days or more. Small individual investors or their limited liability companies and business owners typically own the properties securing these loans. The portfolio is split between residential use (multi-family or mobile home parks) and commercial use. At quarter-end, the breakdown was 47% residential and 53% commercial. Adjustable-rate loans account for 90% of our total portfolio.

The loans in our commercial real estate portfolio are well diversified, secured by small retail shopping centers, office buildings, warehouses, mini-storage facilities, restaurants and gas stations, as well as other properties classified as general commercial use.

To diversify our risk and to continue serving our customers, we sell participation interests in some loans to other financial institutions. About 15% of commercial real estate loan balances originated by the Bank have been sold in this manner. We continue to service the customer's loan and are paid a servicing fee by the participant. Likewise, we occasionally buy an interest in loans originated by other lenders. About $11 million of the portfolio, or 3%, has been purchased in this manner.

Sales Finance (Home Improvement) Loans. The Sales Finance portfolio grew at a steady pace throughout 2003. Even though loan production rose substantially in 2004, the portfolio growth has slowed. We are selling a greater percentage of the portfolio, and loan prepayment speeds on our existing portfolio continue at a rate of just over 40%. We expect the portfolio to continue to increase, but at a slower pace than what we experienced last year.

                                   PORTFOLIO BALANCE      TOTAL LOANS SERVICED
     --------------------------  ---------------------  ------------------------
     March 31, 2003                   $37 million             $37 million
     June 30, 2003                     48 million              48 million
     September 30, 2003                56 million              59 million
     December 31, 2003                 62 million              71 million
     March 31, 2004                    63 million              79 million


The average new loan amount is $10,100. We insure 35% of our portfolio for credit risk, and 40% of our new loans in the first quarter carried credit insurance. The weighted average credit score for the insured loans is 666, and 725 for the uninsured portfolio.

As noted below, the net charge-offs for the Sales Finance portfolio peaked in the fourth quarter.
                                       NET CHARGE-OFFS
                         NET          AS A PERCENT(%) OF         PERCENT(%)
                     CHARGED OFF        THE PORTFOLIO         DELINQUENT LOANS
--------------------------------------------------------------------------------
March 31, 2003         $60,000               0.16%                  0.85%
June 30, 2003           71,000               0.15                   0.90
September 30, 2003      83,000               0.15                   1.06
December 31, 2003      110,000               0.18                   1.36
March 31, 2004          50,000               0.08                   1.18


The charge-offs for the current quarter are well below the average for the previous quarters, and this level is probably not sustainable. As a percentage of the portfolio, the charge-offs this year are 0.08%, about half of our normal rate. We anticipate that subsequent quarters will be in the 0.15% - 0.18% range. The delinquent loan ratio also declined in the first quarter to 1.18% from 1.36% at the end of December 2003. That is a welcome trend as the direction in 2003 was a steady incline.

DEPOSIT INFORMATION
-------------------

The number of business checking accounts increased 45%, from 1,106 at March 31, 2003, to 1,605 at March 31, 2004, a gain of 499 accounts. The deposit balances for those accounts grew 57%. Consumer checking accounts also increased, from 4,798 in first quarter 2003 to 5,967 this year, an increase of 1,169 accounts or 24%. Our total balances for consumer checking accounts rose 52%.

                                                MONEY MARKET
                       TIME DEPOSITS  CHECKING    ACCOUNTS    REGULAR SAVINGS
------------------     -------------  --------  ------------  ---------------
March 31, 2003               69%         9%          20%             2%
June 30, 2003                69          9           20              2
September 30, 2003           68          10          21              1
December 31, 2003            66          10          22              2
March 31, 2004               64          11          23              2


BUSINESS SEGMENTS
-----------------

Beginning January 1, 2004, we changed the presentation of our Business Segments to more accurately reflect the way these segments are managed within the Bank. Prior to 2004 we had 3 segments: 1) Consumer Lending, 2) Commercial Lending, and
3) Investment Securities. We have made some changes to the original three segments by:

     o    Separating Residential Lending from the Consumer Segment

     o Splitting the Commercial Segment into two separate segments: Business Banking and Income Property Lending

     o Allocating the income and expenses from the Investment Securities Segment to the new segments based upon asset size.

The management reporting process measures the performance of the operating segments based on the management structure of the Bank and is not necessarily comparable with similar information for any other financial institution.

The reportable segments include the following:

     o CONSUMER LENDING - Consumer lending includes home equity lending, direct consumer loans, and indirect home improvement loans (Sales Finance). These loans include lines of credit and loans for primarily consumer purposes. This segment also sells loans into the secondary market. We may choose to retain or sell the right to service the loans sold (i.e., collection of principal and interest payments) depending upon market conditions.

     o RESIDENTIAL LENDING - Residential lending offers loans to borrowers to purchase, refinance, or build homes secured by one-to-four-unit family dwellings. This segment also sells loans into the secondary market. We may choose to retain or sell the right to service the loans sold (i.e., collection of principal and interest payments) depending upon market conditions.

     o BUSINESS BANKING LENDING - Business Banking offers a full range of banking services to small and medium size businesses including deposit and cash management products, loans for financing receivables, inventory, equipment as well as permanent and interim construction loans for commercial real estate. The underlying real estate collateral or business asset being financed typically secures these loans.

     o INCOME PROPERTY LENDING - Income Property Lending offers permanent and interim construction loans for multifamily housing (over four units) and commercial real estate properties. The underlying real estate collateral being financed typically secures these loans.

These segments are managed separately because each business unit requires different processes and different marketing strategies to reach the customer base that purchases the products and services. The segments derive a majority of their revenue from interest income, and we rely primarily on net interest revenue in managing these segments. No single customer provides more than 10% of the Bank's revenues.

     CONSUMER LENDING
     ----------------

Quarter Ended                     Net Income               Return on Equity
-------------                     ----------               ----------------
March 31, 2002                     $(30,000)                    (2.48%)
March 31, 2003                      (75,000)                    (6.06%)
March 31, 2004                      368,000                     18.42%

Net income for the Consumer Lending segment totaled $368,000 in the first quarter of 2004, marking significant improvement from net losses of $75,000 for the quarter ended March 31, 2003 and $30,000 in first quarter 2002. The profitability achieved in the first three months of 2004 was primarily a result of earning asset growth and the related incremental net interest income, combined with additional gains on loan sales compared to the prior year. The additional revenue was partially offset by rising operating expenses.

Net interest income for the Consumer segment, net of the provision for loan losses, totaled $1,382,000 for the first quarter of 2004. This represented continued improvement over the 2002 level of $510,000 and an increase of 105% over the $673,000 earned in the first quarter of 2003. While a 38% increase in average earning assets accounted for the majority of this improvement, the fact that most of the growth was centered in Sales Finance loans also contributed to the overall result, as those loans typically command higher interest rates than other loan categories.

The Consumer segment's average earning assets totaled $98 million for the first quarter of 2004, up from $71 million in first quarter 2003 and $52 million for 2002. Earning asset growth over the prior year was largely attributable to our Sales Finance (home improvement) loan portfolio and our decision to retain within the portfolio a greater portion of the loans originated outside the Northwest. With these additional assets and higher yields, interest income earned on the portfolio totaled $2,026,000 in first quarter 2004, up nearly 63% from the same period in 2003, which was in turn 28% over the first quarter 2002 level.

In contrast, interest expense for the quarter rose only $11,000, or 2%, compared to the first quarter of 2003, to $551,000, as the impact of reductions in funding rates nearly offset the cost of the additional funds that was required to support the growth in earning assets. Funding costs bank-wide have declined over the last three years as rates on our time deposits gradually repriced at lower rates after the Federal Reserve cut rates eleven times in 2001, and once in each of 2002 and 2003. Based on the "lagging" nature of time deposit pricing, the eleven cuts in 2001 were the primary driver of the substantial reduction in funding costs in 2002. Later rate reductions then contributed to the continued funding cost reductions in 2003 and the first quarter of 2004. Funding costs were further reduced as a result of growth in lower-cost checking and money market product balances, as well as the strategic use of FHLB advances during times when pricing on these advances presented a competitive advantage compared to running promotional rate time-deposit campaigns.

The Consumer Lending segment's quarterly non-interest income rose nearly 202%, from $123,000 in the first three months of 2003 to almost $370,000 this year. This improvement was primarily a result of gains on sales of consumer loans. These gains totaled $275,000 for first quarter 2004, compared to $53,000 in the same period of the prior year and $155,000 in the first quarter of 2002. Loan sales rose from $2.1 million in first quarter 2003 to $7.7 million for 2004. Sales of consumer loans declined in 2003 relative to the $3.8 million sold in first quarter 2002 as a result of the change in strategy from selling loans originated outside the Northwest to retaining these loans in our portfolio. In the first quarter of 2004, however, we increased loan sales as home improvement loan production increased to over $16 million for the quarter. Our intention for the remainder of 2004 is to sell between $5 and $10 million in home improvement loans each quarter, for an annual total of $20 to $40 million. Even taking this increased level of loan sales into consideration, we still expect the sales finance loan portfolio to grow over the course of 2004.

The Consumer Lending segment's non-interest expense increased $286,000, or 31%, to $1,196,000 in first quarter 2004 compared to the prior year. This followed a year-over-year increase of 25% for first quarter 2003 relative to 2002. The growth in costs this year was due largely to credit insurance on approximately 35% of the Sales Finance portfolio. Rising compensation, administrative, and other allocated costs also contributed to the increase.

As noted in the "Other Operating Expenses" section, late in 2002 we began to insure against default risk on our sales finance loans to borrowers with credit scores below a certain level. To accomplish this, we utilize insurance policies designed to reimburse us for credit losses up to a set dollar amount for each pool of insured loans. The insurance premiums for this coverage, approximately 2% of the insured balances, rose from $15,000 in the first quarter of 2003 to $157,000 for the same period this year.

Compensation expense for the Consumer segment increased relative to first quarter 2003, based largely upon higher production-driven compensation in the Sales Finance operations. Sales Finance loan originations totaled over $16 million for the quarter, up from $13 million in the first quarter of 2003. Accompanying the additional loan volumes has been the need for expanded support to service these loans. Consequently, administrative and support costs allocated to this segment have increased since the prior year.

     RESIDENTIAL LENDING
     -------------------

Quarter Ended                        Net Income          Return on Equity
-------------                        ----------          ----------------
March 31, 2002                        $300,000                18.63%
March 31, 2003                         445,000                28.46%
March 31, 2004                         635,000                25.81%

Net income for the Residential Lending segment rose 43% to $635,000 for the first quarter of 2004 compared to $445,000 for the same period in the prior year. This followed a comparable improvement of 48% for the first quarter of 2003 from the 2002 level of $300,000. This year's increase in net income was a result of substantial growth in earning assets and net interest income, which was partly offset by a reduction in non-interest income and rising operating expenses.

Net interest income for the Residential segment, net of the provision for loan losses, totaled $2,180,000 for the first quarter of 2004. This represented continued improvement over the first quarter 2002 level of $1,108,000 and an increase of nearly $667,000, or 44%, over the $1,513,000 earned in 2003. This improvement in net interest income was attributable to a 48% increase in the Residential segment's average earning assets, which totaled $246 million for first quarter 2004, up from $166 million for the same period in 2003 and $130 million in 2002. This earning asset growth, which essentially consisted of residential ARMs and custom construction loans, was more than sufficient to offset reductions to interest income resulting from originating new loans and repricing existing adjustable rate loans at lower levels in the current rate environment. With these additional assets, interest income earned on the portfolio totaled $3,583,000 in first quarter 2004, up nearly 36% from $2,643,000 in first quarter 2003, which was in turn up approximately 17% from the 2002 level. In contrast, interest expense rose only $265,000 in first quarter 2004 to $1,380,000 due to the reductions in funding rates described above. In the first quarter of 2003, interest expense declined from $1,152,000, at March 31, 2002, to $1,115,000, as the impact of reductions in funding rates more than offset the cost of the additional funds that were required to support the growth in earning assets.

The Residential Lending segment's non-interest income fell $134,000, from $306,000 for first quarter 2003 to $172,000 this year, based primarily on a significant reduction in residential loan sales. Gains from residential loan sales totaled $27,000 for the first quarter of 2004, down approximately 78% from $122,000 the prior year, as loan sales dropped from $19.4 million in 2003 to $8.3 million this year. Residential loan sales have shown a generally declining trend over the last five quarters. While a seasonal pattern in loan closings has had some effect on the quarterly sales volumes, the overall downward trend is primarily related to the decline in the refinance boom that occurred in the first half of 2003. In addition to gains on loan sales, the reduction in refinance volumes has also resulted in declining loan fee income relative to the prior year, further impacting the segment's non-interest income. Going forward, we do not anticipate that loan fee income will decline significantly from its present level.

The Residential Lending segment's non-interest expense increased 21%, to $1,393,000 for the first three months of 2004, compared to $1,148,000 for the same period in the prior year. This followed an increase of nearly 41% from the first quarter of 2002 to that of 2003. The growth in costs has been attributable to rising compensation, loan administration and other allocated costs. Compensation expense for the Residential segment increased based largely upon higher production-driven compensation in the wholesale lending division, loan closings for which totaled nearly $38 million in the first quarter of this year, up from $31 million in the first three months of 2003. Accompanying the additional loan volumes has been the need for expanded support to service these loans. Consequently, loan administration and support costs allocated to this segment increased relative to the prior year.

     BUSINESS BANKING LENDING
     ------------------------

Quarter Ended                         Net Income      Return on Equity
-------------                         ----------      ----------------
March 31, 2002                         $53,000               3.31%
March 31, 2003                          14,000               0.89%
March 31, 2004                         (37,000)             (1.92%)

Net income for the Business Banking segment declined $51,000, or 359%, from $14,000 in the first quarter of 2003 to a net loss of $37,000 for the same period this year, as an increase in net interest income was more than offset by a reduction in non-interest income and rising operating expenses. In the first quarter of 2003, the segment's net income had declined from the 2002 level of $53,000, as improvements in net interest and non-interest income were insufficient to offset higher operating expenses.

The Business Banking segment's net interest income after provision for loan losses rose $75,000, or nearly 9%, for the first quarter of 2004 to $957,000, compared to $882,000 for the same period in 2003, as a $107,000, or 25%, reduction in interest expense more than offset a $21,000, or 2%, decline in interest income and an $11,000 increase in the provision for loan losses. While a positive result, this was substantially less than the prior year's improvement of $193,000, over the first quarter 2002 net interest of $688,000, after provision for loan losses.

Although not to the same extent as the Consumer and Residential segments, the Business Banking segment also succeeded in building incremental assets over the prior year. The Business Banking segment's average earning assets totaled $96 million for the first quarter of 2004, an increase of 11% compared to the first quarter 2003 average level of nearly $87 million. This was a significant reduction from the prior year's growth, when assets increased 29% over the first quarter 2002 average level of $67 million. The modest growth of the Business Banking segment was in keeping with our expectations, given the soft local economy of the last year and the resulting decline in the number of quality commercial banking relationship opportunities in the market.

The Business Banking segment's other operating income for the quarter declined compared to the first three months of 2003, totaling $89,000, down 18% from $108,000 for the prior year but well above the first quarter 2002 level of $42,000. The decline for 2004 was partially attributable to a reduction in gains on investment sales compared to the first quarter of 2003. Gains on sales from our securities portfolio are allocated out to the four business segments. In the first quarter of 2003, many of our mortgage backed securities were prepaying as the underlying mortgages were refinanced at lower rates due to the prevailing interest rate environment at that time. Consequently, the decision was made to sell a number of these securities while their market values exceeded their par values. In total, $14 million in securities were sold in the first quarter of 2003, generating $387,000 in gains, which were allocated out to the business lines. By comparison, based on the movement in interest rates over the last year, the prevailing rate environment, and the current holdings within our portfolio, only one security was sold in the first quarter of 2004, generating a gain of $71,000. The significant reduction in gains on sales between the two periods impacted non-interest income for all business segments. Securities sales such as these are opportunistic in nature, and we are unable to forecast future security sales with any degree of accuracy. With interest rates trending upwards since last summer, the opportunity to realize gains on securities sales has diminished. Consequently, we have no sales pending at this time, nor do we anticipate further sales in the near term.

First quarter 2004 non-interest expense rose $133,000, or 14%, over the same period in 2003 to $1,103,000. This followed an increase of $319,000 in first quarter 2003 over the 2002 level of $650,000. The additional expense in first quarter 2003 was largely attributable to the additional infrastructure put in place to administer and support the commercial portfolio, as well as increased marketing and retail banking center expenses allocated to the Business Banking segment. For 2004, our current infrastructure was sufficient to support the portfolio and thus did not require substantial additional investment. Instead, the additional expenses this year were largely driven by increases in the retail banking center expenses allocated to the Business Banking segment. These expenses, which are allocated to each of the four business segments, have increased based on our deposit growth over the past year. The expense allocated to the Business Banking segment has seen a particularly significant increase as a result of the strong growth of our business checking and other commercial deposit accounts, costs of which are allocated almost entirely to the Business Banking segment. Marketing expenditures increased as well, though not as significantly. We believe that our current level of marketing activity is adequate and do not expect those costs to increase materially from their present levels in the remaining three quarters of 2004.

     INCOME PROPERTY LENDING
     -----------------------

Quarter Ended                  Net Income         Return on Equity
-------------                  ----------         ----------------
March 31, 2002                 $1,647,000              18.35%
March 31, 2003                  1,703,000              23.99%
March 31, 2004                  1,349,000              18.88%

Net income for the Income Property segment declined $354,000, or 21%, from $1,703,000 in the first quarter of 2003 to $1,349,000 for 2004, based on declines in both net interest and non-interest income as well as rising operating expenses. The segment's net income had improved in first quarter 2003, albeit modestly, over the 2002 level of $1,647,000, as improvement in non-interest income and expense were sufficient to offset a reduction in net interest income.

The Income Property segment's net interest income after provision for loan losses fell $151,000, or 4%, for the first quarter of 2004 to $3,721,000 as a $688,000, or 24%, reduction in interest expense was insufficient to offset an $804,000, or 12%, decline in interest income and a $35,000 increase in the provision for loan losses. These results were similar to those of the prior year, when an 18%, or $610,000, reduction in funding costs failed to offset an 11%, or $843,000, reduction in interest income and $45,000 increase in the provision for loan losses.

Unlike the other segments presented above, the average earning assets of the Income Property segment contracted relative to the first quarter of the prior year. The average earning assets totaled $432 million for first quarter 2004, declining $7 million, or 2%, compared to the first quarter 2003 average level of $439 million. This followed growth of 4% between the 2003 level and the first quarter 2002 average earning assets of $423 million.

The Income Property segment's other operating income declined significantly compared to the first quarter of 2003, falling $182,000, or 41%, to $267,000. This was not only below the 2003 level of $449,000, but the first quarter 2002 level of $289,000 as well. A significant part of this reduction was attributable to the above mentioned reduction in gains on securities sales. As the Income Property segment accounted for nearly half of all earning assets in the first quarter of 2004 and more than half for first quarter 2003, it was the recipient of the largest allocation of these gains. The greatest impact of the reduction in the level of these gains compared to the prior year then appears in the non-interest income for this segment.

Non-interest expense rose $203,000, or 12%, to $1,948,000 for the first quarter of 2004. This followed a reduction of nearly the same amount from the first quarter of 2002 to that of 2003. The additional costs in 2004 were largely attributable to a decline in cost-reducing benefits derived from our loan production. Certain expenses tied to the production of new loans are classified as "standard loan costs." As loans are originated, these costs can be capitalized, thus reducing current period expenses. As these costs are tied to loan production, the greater the number of loans originated, the greater the benefits realized. While the loan production was comparable in both years, the number of loans was considerably less this year.

LIQUIDITY
---------

Our primary sources of liquidity are loan and security sales and repayments, deposits, and wholesale funds. A secondary source of liquidity is cash from operations. Our principal uses of liquidity are the acquisition of loans and securities and the purchase of plant and equipment.

In the first quarter of 2004 we originated $102 million in loans, purchased $10 million in securities and funded $4 million of draws on credit lines.


                                      FIRST QUARTER 2004    FIRST QUARTER 2003
                                      ------------------    ------------------
Loan Originations                        $ 102 million         $ 104 million
Security Purchases                          10 million            44 million
Draws on Lines of Credit                     4 million           (4) million
                                         -------------         -------------
TOTAL LOANS AND SECURITIES               $ 116 MILLION         $ 144 MILLION
                                         =============         =============

Loan and Security Repayments             $  47 million         $  61 million
Sale of Securities                           2 million            14 million
Sale of Loans                               27 million            26 million
                                         -------------         -------------
TOTAL LOAN AND SECURITY REPAYMENTS
AND SALES                                $  76 MILLION         $ 101 MILLION
                                         =============         =============
NET DIFFERENCE                           $  40 MILLION         $  43 MILLION
                                         =============         =============

Our primary sources of funding, loan and security sales and repayments, are heavily influenced by the trend in mortgage rates. When rates trend downward, our prepayment speeds increase. The loan portfolio, excluding loans sold into the secondary market and spec construction loans, experienced an annual prepayment rate of 25% in 2002, and 27% last year. Through March, our annualized year-to-date rate is 26%. With the recent increase in the 10-year Treasury rate, we anticipate that the prepayment speed will decrease. Security sales are also influenced by declining rates. In falling rate environments we often sell securities to capture the market gain before the security prepays at par. With the recent increase in rates we would not expect to execute any significant amount of security sales.

Our preferred method of funding the net difference in loan and security purchases is with deposits.


                                 FIRST QUARTER 2004     FIRST QUARTER 2003
                                 ------------------     ------------------
Deposits                            $ 21 million           $  8 million
FHLB Advances                         31 million              3 million
                                    ------------           ------------
TOTAL                               $ 52 MILLION           $ 11 MILLION
                                    ============           ============

The inflow of deposits varies from period-to-period. Our ability to raise liquidity from this source is dependent on our effectiveness in competing with other financial institutions. That competition tends to focus on rate and service and although we control the quality of service that we provide, we have no control over the prevailing rates in our marketplace.

Our other major source of liquidity is wholesale funds, which includes FHLB borrowings, brokered deposits and reverse repurchase lines of credit. The most significant source is the FHLB advances which totaled $224 million at March 31, 2004. Our credit line with the FHLB is reviewed annually and is currently set at 40% of assets. As a percentage of quarter-end assets, our FHLB borrowings were 25%, which compares to 22% at year-end 2003 and 24% at March 31, 2003. The risks associated with this funding source include the reduction or non-renewal of the line, and insufficient collateral to utilize the line. We try to mitigate the risk of non-renewal of the line by maintaining the credit quality of our loans and securities and attending to the quality and consistency of our earnings.

The risk of insufficient collateral to fully utilize the line is a more strategic concern. Our long-term goal is to increase the relative level of our business banking loan portfolio. In the last year we have also increased the relative percentage of our consumer loans. As a general rule both of those types are not eligible for collateral. Construction loans and many types of commercial real estate loans are also not eligible for collateral. The two principal sources of collateral are residential and multi-family loans. As we continue to evolve towards a community bank, we lower the source of our FHLB collateral. We presently have sufficient collateral to meet any foreseeable funding needs; however the long-term trend is an item of continuing management attention.

A secondary source of liquidity is cash from operations. On a very limited basis it can be viewed as cash from operations adjusted for items such as the provision for loan loss and depreciation.


                                                       FIRST QUARTER 2004
                                                       ------------------
Net Income                                                $  2,314,000
Provision for Loan Loss                                        250,000
Amortization and Depreciation                                  449,000
Deferred Loan Fees and Gain on
     Sale of Loans and Securities                             (563,000)
FHLB Stock Dividend                                           (110,000)
                                                          ------------
TOTAL                                                     $  2,340,000
                                                          ============

Although cash from operations is not a significant source of liquidity, it is a consistent source, dependent on the quality of our earnings.

In addition to using liquidity to fund loans and securities, we routinely invest in plant and equipment. In the first quarter of 2004, we purchased $505,000 of those assets. Our plans for 2004 include the remodeling of four of our banking centers and the acquisition of land to build a new facility in West Seattle.

                                         PLANNED EXPENDITURES FOR PLANT AND EQUIPMENT
                                         --------------------------------------------
                                SECOND QUARTER 2004   THIRD QUARTER 2004   FOURTH QUARTER 2004
                                -------------------   ------------------   -------------------
Remodel of Banking Centers           $ 700,000            $ 900,000            $ 1,250,000
West Seattle Banking Center                  0               50,000              1,000,000
                                     ---------            ---------            -----------
TOTAL PURCHASES                      $ 700,000            $ 950,000            $ 2,250,000
                                     =========            =========            ===========

During the first quarter of 2004 we began implementing plans for extensive remodeling, to include the construction of an entire new facility for one of the offices. We currently anticipate all remodel activity to be completed by first quarter, 2005. The capital cost of the updates is expected to be approximately $3.2 million.

Since year end, the Bank has entered into a purchase and sale agreement for land in West Seattle, where we intend to build a full-service banking center. Our existing banking center in West Seattle currently resides in leased store-front space. The expenditure listed above for the West Seattle Banking Center is for unimproved land. The full-service banking center, which is scheduled to be completed in 2005, will cost an additional $1,200,000 to $1,400,000. We have begun the due diligence and permitting process for the new office, and hope to begin construction by fourth quarter, 2004 or first quarter, 2005. The above chart assumes construction begins in 2005.

In addition, a property acquisition that has been under consideration for several years is the Canyon Park site. If that banking center and three-story office building were to be completed in 2005, the capital costs would approach $4.3 million.

We review the utilization of our properties on a regular basis and believe that we have adequate facilities for current operations. Although we do not currently have any plans to acquire properties, we routinely search for new sites. Our analysis will often include demographic and geographic data as well as information regarding competitors and our current loan and deposit customers in order to locate potential bank sites. The typical initial cost of the land for a new site ranges from $500,000 to $800,000.

CAPITAL
-------

The FDIC's statutory framework for capital requirements establishes five categories of capital strength, ranging from a high of well capitalized to a low of critically under-capitalized. An institution's category depends upon its capital level in relation to relevant capital measures, including a risk-based capital measure, a leverage capital measure, and certain other factors. At March 31, 2004, we exceeded the capital levels required to meet the definition of a well-capitalized institution:

                                                      For Capital      Well
                                                       Adequacy     Capitalized
                                             Actual     Minimum    Minimum Ratio
                                             ------     -------    -------------
Total capital (to risk-weighted assets):
    First Mutual Bancshares, Inc.            12.18%       8.00%        10.00%
    First Mutual Bank                        11.78        8.00         10.00

Tier I capital (to risk-weighted assets):
    First Mutual Bancshares, Inc.            10.39        4.00          6.00
    First Mutual Bank                        10.53        4.00          6.00

Tier I capital (to average assets):
    First Mutual Bancshares, Inc.             7.46        4.00          5.00
    First Mutual Bank                         7.71        4.00          5.00




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

HEDGING TECHNIQUES

We review interest rate trends on a monthly basis, and employ hedging techniques where appropriate. These techniques may include financial futures, options on financial futures, interest rate caps and floors, interest rate swaps, and extended commitments on future lending activities. Typically, the extent of our off-balance-sheet derivative agreements has been the use of forward loan commitments, which are used to hedge our loans held-for-sale. Additionally, in 2002 we entered into an interest rate swap with the FHLB. The purpose of the swap is to protect against potential adverse interest rate volatility that could be realized from the Trust Preferred Securities (TPS) issued in June 2002. The swap accomplishes this by fixing the interest rate payable for the first five years of the TPS' life.


NET INTEREST INCOME (NII) AND ECONOMIC VALUE OF EQUITY (EVE) SIMULATION MODEL RESULTS

                         March 31, 2004                December 31, 2003
                           Percentage                     Percentage
                             Change                         Change
-----------------  ----------------------------  -----------------------------
   Change in
 Interest Rates    Net Interest  Economic Value   Net Interest  Economic Value
(in basis points)     Income       of Equity         Income       of Equity
-----------------  ------------  --------------  -------------  --------------
          +200         0.16%        (5.23%)            1.14%       (8.50%)
          +100           n/a        (2.53%)              n/a       (5.06%)
          -100        (0.94%)        0.09%            (1.18%)       2.34%
          -200            *             *                 *            *

* Because a large percentage of our loan portfolio is tied to indexes that are at historic low levels, a downward 200 bps scenario could not be computed.

NET INTEREST INCOME SIMULATION

The "Net Interest Income" figures in the above table refer to changes from a "base case" scenario, and assume a zero-growth balance sheet and a steady increase or decrease in interest rates in the magnitudes specified over a twelve month period. The "base case" represents our forecast of net interest income under the simulation assumptions if rates were to remain unchanged from the current rates. In the event the simulation model demonstrates that a gradual 200 basis point increase or 100 basis point (200 basis point when applicable) decrease in interest rates over the next twelve months would adversely affect our "base case" net interest income over the same period by more than 10%, we consider the indicated risk to exceed our policy limit. In such a case, our risk management policy calls for senior management to meet with the

Board of Directors to discuss the policy exception and to recommend what action(s), if any, to pursue. As illustrated in the above results, we are operating within the 10% policy limit.

The March 31, 2004 results of our income simulation model indicate that our net interest income is projected to increase by 0.16% in an environment where interest rates increase by 200 bps, and decline 0.94% in a 100 bps falling interest rate scenario. These results imply an asset sensitive position in both the rising and falling interest rate scenarios. The magnitudes of these changes, however, suggest that there is little sensitivity in net interest income over a twelve-month horizon, with relatively consistent net interest income in the base case projection and the rising and falling rate ramp scenarios.

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

ECONOMIC VALUE OF EQUITY (EVE) SIMULATION

The EVE analysis goes beyond simulating earnings for a specified period to estimating the present value of all financial instruments in our portfolio and then analyzing how the economic value of the portfolio would be affected by various alternative interest rate scenarios. The portfolio's economic value is calculated by generating principal and interest cash flows for the entire life of all assets and liabilities, then discounting these cash flows back to their present values. The assumed discount rate used for each projected cash flow is a current market rate, such as a LIBOR, FHLB, or swap curve rate, and from alternative instruments of comparable risk and duration. In the event the simulation model demonstrates that a 200 basis point increase or 100 basis point (200 basis point when applicable) decrease in rates would adversely affect our EVE by more than 25%, we consider the indicated risk to exceed our policy limit. Our risk management policy would then call for senior management to meet with the Board of Directors to discuss the policy exception and to recommend what action(s), if any, to pursue. Again, as illustrated in the above results, we are operating within the 25% policy limit.

In the simulated 200 bps upward shift of the yield curve, the discount rates used to calculate the present values of assets and liabilities will increase, causing the present values of both assets and liabilities to fall, with more prominent effects on longer-term, fixed-rate instruments. Additionally, when interest rates rise, the cash flows on our assets will typically decelerate as borrowers become less likely to prepay their loans. As the cash flows on these assets are shifted further into the future, their present values are further reduced. Based on our March 31, 2004 model results, the effects of rising rates were more pronounced for our assets, which would have declined in value by an estimated 3.14% versus an approximately 2.93% decline in the value of liabilities. Consequently, the economic value of our equity was negatively impacted in this scenario, declining 5.23%.

The opposite occurs when rates decline, as the discount rates used to calculate the present values of assets and liabilities will decrease, causing the present values of both assets and liabilities to rise. Based on the above, our EVE would be expected to be positively impacted in this scenario. Counteracting this effect, however, is the tendency of cash flows to accelerate in a falling rate environment, as borrowers refinance their existing loans at lower interest rates. These loan prepayments prevent the present values of these assets from increasing in a declining rate scenario, illustrating an effect referred to as negative convexity. Taking this negative convexity into account, the simulation results indicated that the impact to EVE was less pronounced in the falling rate scenario. In this case, the economic values of both assets and liabilities at March 31, 2004 were positively impacted when rates were assumed to fall by 100 bps, assets by 1.42% and liabilities by 1.55%. This resulted in a positive impact to the economic value of our equity of 0.09%.

The Net Interest Income and Economic Value of Equity sensitivity analyses do not necessarily represent forecasts. As previously noted, there are numerous assumptions inherent in the simulation models as well as in the gap report, including the nature and timing of interest levels, the shape of the yield curve, loan and deposit growth, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, customer preferences, and competitor and economic influences.

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

Certain shortcomings are inherent in gap analysis. For example, some assets and liabilities may have similar maturities or repricing characteristics, but they may react differently to changes in interest rates. This illustrates a facet of interest rate exposure referred to as "basis risk." Additionally, assets such as adjustable-rate mortgage loans may have features that limit the effect that changes in interest rates have on the asset in the short-term and/or over the life of the loan, for example a limit on the amount by which the interest rate on the loan is allowed to adjust each year. This illustrates another area of interest rate exposure referred to as "option risk." Due to the limitations of the gap analysis, these features are not taken into consideration. Additionally, in the event of a change in interest rates, prepayment and early withdrawal penalties could deviate significantly from those assumed in the gap calculation. As a result, we utilize the gap report as a complement to our income simulation and economic value of equity models.

Our twelve-month interest rate sensitivity gap, expressed as a percentage of assets, fell from 7.9% at year-end 2003 to 7.1% at March 31, 2004. These results indicate that we remain asset sensitive, or positively gapped, with more assets than liabilities expected to mature, reprice, or prepay within the next year, with relatively little change in the overall position since the 2003 year-end. The gap report has implied an asset sensitive position for a number of quarters, dating back to September 2001. The change in the gap was driven by the mix of the additions to each side of the balance sheet during 2003, as well as the overall balance sheet growth.

                     ONE YEAR INTEREST RATE SENSITIVITY GAP
                                 (in thousands)

                                                    3/31/2004       12/31/2003
                                                    ---------       ----------
One Year Repricing / Maturing Assets                $ 643,402        $ 632,428
One Year Repricing / Maturing Liabilities             578,449          564,707
                                                    ---------        ---------
One Year Gap                                        $  64,953        $  67,721

Total Assets                                        $ 918,323        $ 860,844
(Mar. 31, 2004 figure includes
 off-balance-sheet item)

One Year Interest Rate Gap as a
Percentage of Assets                                     7.1%             7.9%


Consistent with the trend observed over the last year, asset growth of $57 million in the first quarter of 2004 was centered in assets that would not be subject to maturity or repricing in the following twelve months. These assets consisted largely of new single- and multi-family residential and commercial real estate ARMs, typically with rates tied to one-year LIBOR or FHLB indexes, but for which the interest rate is fixed for the first three to ten years of the loan. Overall, those assets not subject to maturity or repricing within twelve months rose nearly $47 million over the quarter, accounting for roughly 81% of asset growth. Assets expected to mature or reprice within a twelve-month time horizon increased approximately $11 million from their level as of December 2003.

A change in modeling procedure, rather than actual asset growth, accounted for $9 million of this $11 million. As previously noted, in 2002 we entered into an interest rate swap agreement to fix the interest rate on our first trust preferred security issue for a period of five years. Prior to the first quarter of 2004, for the purposes of the gap report, we classified the TPS as a five-year, fixed-rate instrument. In the first quarter of 2004, we changed our methodology to reflect the interest rate swap. In doing so, the TPS was reclassified as a variable rate liability, offset by the asset side of the swap, under which the bank receives payments tied to the same quarterly adjustable rate as the TPS issue. The other side of the swap, under which the bank makes payments based on a fixed interest rate, was then applied to the liability side of the gap report based on the remaining life of the swap, approximately three years. As a result of these additions/modifications, the swap is now reflected in the gap model, and the resulting asset base for gap purposes exceeds our total assets by $9 million, the notional principal amount of the interest rate swap.

Liabilities subject to maturity or repricing in the next twelve months rose approximately $14 million over the year-end level, including the $9 million increase that resulted from moving the 2002 TPS issue into the less than one-year category, as described above. By comparison, liabilities with maturities or expected repricing dates in excess of one year rose by nearly $44 million compared to their year end levels. This represented a significant change from the trend observed last year, when roughly 75% of liability growth was subject to maturity or repricing within one year. The reversal of this trend was a result of our decision to extend the terms of some of our funding sources, thus locking in some longer-term funding costs at current rates while reducing the mismatch between our overall asset and liability durations. Based on this decision, promotional rates were offered on fifteen- to twenty-four-month certificates of deposit, rather than the seven-month term, which was promoted for most of 2003. Additionally, during 2003 most FHLB advances were done with one-year terms. In the first quarter of 2004, we expanded our usage of advances with terms longer than twelve months.

The greater increase of liabilities maturing/repricing in the next twelve months versus assets resulted in a net $3 million reduction in our dollar gap. This gap ratio was further reduced by the overall growth in the balance sheet during the period, which increased from $861 to $918 million, including the addition of $9 million in the off-balance-sheet interest rate swap. The combined effect of these two factors led to the decline in the one-year gap ratio from 7.9% to 7.1% of total assets.

SECURITIES

                                     ITEM 3

The following table sets forth certain information regarding carrying values and percentage of total carrying values of the Bank's consolidated portfolio of securities classified as available-for-sale and held-to-maturity (in thousands).

                                                                                     At March 31,
                                                     ---------------------------------------------------------------------------
                                                                    2004                                   2003
                                                     ------------------------------------   ------------------------------------
Available-for-Sale:                                   Carrying Value    Percent of Total     Carrying Value    Percent of Total
                                                     ------------------------------------   ------------------------------------
  US Government Treasury and agency obligations           $ 11,219             13%               $ 13,806             19%
  Mortgage backed securities:
       Freddie Mac                                          15,370             18%                 18,475             25%
       Ginnie Mae                                           13,159             16%                    --               0%
       Fannie Mae                                           44,965             53%                 42,060             56%
                                                     ------------------------------------   ------------------------------------
  Total mortgage-backed securities                          73,494             87%                 60,535             81%

  ---------------------------------------------------------------------------------------   ------------------------------------
  Total securities available-for-sale                     $ 84,713            100%               $ 74,341            100%
  ---------------------------------------------------------------------------------------   ------------------------------------


                                                                                     At March 31,
                                                     ---------------------------------------------------------------------------
                                                                    2004                                   2003
                                                     ------------------------------------   ------------------------------------
Held-to-Maturity:                                     Carrying Value    Percent of Total     Carrying Value    Percent of Total
                                                     ------------------------------------   ------------------------------------

  Municipal Bonds                                         $  1,281             15%               $  1,333              9%
  Mortgage backed securities:
       Freddie Mac                                             508              6%                    630              4%
       Fannie Mae                                            6,481             79%                 12,440             87%
                                                     ------------------------------------     ----------------------------------
  Total mortgage-backed securities                           6,989             85%                 13,070             91%
  CMO's                                                        --               0%                     17              0%
                                                     ------------------------------------     ----------------------------------


  Total securities held-to-maturity                       $  8,270            100%               $ 14,420            100%
  ---------------------------------------------------------------------------------------     ----------------------------------

  Estimated Market Value                                  $  8,438                               $ 14,858
  ----------------------------------------------------------------                            -----------

                                     ITEM 3A
                                     -------

The following table shows the maturity or period to repricing of the Bank's consolidated portfolio of securities available-for-sale and held-to-maturity (dollars in thousands):

                                                                     Available-for-sale at March 31, 2004
                                          ------------------------------------------------------------------------------------------
                                                                      Over One to          Over Three to           Over Five to
                                            One Year or Less          Three Years            Five Years              Ten Years
                                          ------------------------------------------------------------------------------------------
                                                     Weighted               Weighted               Weighted                Weighted
                                           Carrying   Average     Carrying   Average     Carrying   Average     Carrying    Average
                                             Value     Yield        Value     Yield        Value     Yield        Value      Yield
                                          ------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE:

  US Government Treasury and agency
    obligations                              $ --       0.00%       $ --       0.00%     $    --      0.00%      $ 6,213      4.08%
  Mortgage backed securities:
       Ginnie Mae                              --       0.00%         --       0.00%        8,159     3.75%          --       0.00%
       Freddie Mac                             349      3.29%         --       0.00%        1,158     5.50%        4,635      3.50%
       Fannie Mae                              623      3.36%         --       0.00%        2,045     5.50%           -       0.00%
                                          ------------------------------------------------------------------------------------------
  Total mortgage-backed securities             972      3.33%         --       0.00%       11,362     4.24%        4,635      3.50%
                                          ------------------------------------------------------------------------------------------
  Total securities available-for-sale --
     Carrying Value                          $ 972      3.33%       $ --       0.00%     $ 11,362     4.24%     $ 10,848      3.83%
                                          ------------------------------------------------------------------------------------------
  Total securities available-for-sale --
     Amortized Cost                          $ 949      3.33%       $ --       0.00%     $ 11,078     4.24%     $ 10,658      3.83%
                                          ------------------------------------------------------------------------------------------


                                               Over Ten to
                                              Twenty Years        Over Twenty Years            Total
                                          ------------------------------------------------------------------
                                                     Weighted               Weighted               Weighted
                                           Carrying   Average     Carrying   Average     Carrying   Average
                                             Value     Yield        Value     Yield        Value     Yield
                                          ------------------------------------------------------------------
AVAILABLE-FOR-SALE:

  US Government Treasury and agency
    obligations                            $ 5,006     4.00%       $   --     0.00%      $ 11,219     4.05%
  Mortgage backed securities:
       Ginnie Mae                              --      0.00%         5,000    3.75%      $ 13,159     3.75%
       Freddie Mac                           9,228     4.50%           --     0.00%        15,370     4.25%
       Fannie Mae                           37,297     4.31%         5,000    4.13%        44,965     4.33%
                                          ------------------------------------------------------------------
  Total mortgage-backed securities          46,525     4.32%        10,000    3.94%        73,494     4.19%
                                          ------------------------------------------------------------------
  Total securities available-for-sale --
     Carrying Value                        $ 51,531    4.31%       $10,000    3.94%      $ 84,713     4.18%
                                          ------------------------------------------------------------------
  Total securities available-for-sale --
     Amortized Cost                        $ 51,248    4.31%       $ 9,970    3.94%      $ 83,903     4.18%
                                          ------------------------------------------------------------------

                                                                      Held-to-Maturity at March 31, 2004
                                          ------------------------------------------------------------------------------------------
                                                                      Over One to          Over Three to           Over Five to
                                            One Year or Less          Three Years            Five Years              Ten Years
                                          ------------------------------------------------------------------------------------------
                                                     Weighted               Weighted               Weighted                Weighted
                                           Carrying   Average     Carrying   Average     Carrying   Average     Carrying    Average
                                             Value     Yield        Value     Yield        Value     Yield        Value      Yield
                                          ------------------------------------------------------------------------------------------
Held-to-Maturity:

  Municipal Bonds                          $   --      0.00%       $   --     0.00%      $   --       0.00%     $   --        0.00%
  Mortgage backed securities:
       Freddie Mac                             508     3.60%           --     0.00%          --       0.00%         --        0.00%
       Fannie Mae                            2,574     4.34%         1,927    5.66%        1,033      5.50%         --        0.00%
                                          ------------------------------------------------------------------------------------------
  Total mortgage-backed securities           3,082     4.22%         1,927    5.66%        1,033      5.50%         --        0.00%

                                          ------------------------------------------------------------------------------------------
  Total securities held-to-maturity --
     Carrying Value                        $ 3,082     4.22%       $ 1,927    5.66%      $ 1,033      5.50%     $   --        0.00%
                                          ------------------------------------------------------------------------------------------
                                          ------------------------------------------------------------------------------------------
  Total securities held-to-maturity --
     Fair Market Value                     $ 3,155     4.23%       $ 1,981    5.66%      $ 1,090      5.50%     $   --        0.00%
                                          ------------------------------------------------------------------------------------------


                                               Over Ten to
                                              Twenty Years        Over Twenty Years            Total
                                          ------------------------------------------------------------------
                                                     Weighted               Weighted               Weighted
                                           Carrying   Average     Carrying   Average     Carrying   Average
                                             Value     Yield        Value     Yield        Value     Yield
                                          ------------------------------------------------------------------
Held-to-Maturity:

  Municipal Bonds                          $   220     5.38%       $ 1,061    6.20%      $ 1,281      6.06%
  Mortgage backed securities:
       Freddie Mac                             --      0.00%           --     0.00%          508      3.60%
       Fannie Mae                              947     4.50%           --     0.00%        6,481      4.94%
  Total mortgage-backed securities             947     4.50%           --     0.00%        6,989      4.84%

                                          ------------------------------------------------------------------
  Total securities held-to-maturity --
     Carrying Value                        $ 1,167     4.66%       $ 1,061    6.20%      $ 8,270      5.03%
                                          ------------------------------------------------------------------
                                          ------------------------------------------------------------------
  Total securities held-to-maturity --
     Fair Market Value                     $ 1,178     4.67%       $ 1,034    6.23%      $ 8,438      5.03%
                                          ------------------------------------------------------------------

ITEM 4. CONTROLS AND PROCEDURES

The Bank's Chief Executive Officer and Chief Financial Officer and other appropriate officers have evaluated the Bank's disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission's rules and forms, and have concluded that, although there are inherent limitations in all control systems and although we apply certain reasonable cost/benefit considerations to the design of our disclosure controls and procedures, as of March 31, 2004 those disclosure controls and procedures are effective.

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


                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        At March 31, 2004, the Bank was not engaged in any litigation, which in the opinion of management, after consultation with its legal counsel, would be material to the Company.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

        No matters were submitted to a vote of security holders during the first quarter of the fiscal year ending December 31, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Shareholders of First Mutual Bancshares, Inc. was held on April 22, 2004. The results of votes on the matter presented at the Meeting are as follows:

     The following individuals were elected as directors for the term noted:

                                          Votes        Votes
CLASS III DIRECTORS         Votes For    Withheld    Abstained       Term
-------------------         ---------    --------    ---------       ----

Mary Case Dunnam            4,576,677     25,310      146,399      3 years
George W. Rowley, Jr.       4,544,319     57,668      146,399      3 years
John R. Valaas              4,569,279     32,708      146,399      3 years

The terms of the Class I and II directors expire at the Annual Meeting of Shareholders for 2005 and 2006, respectively.

CLASS I DIRECTORS, term expires in 2005
---------------------------------------
Janine Florence
F. Kemper Freeman, Jr.
Robert J. Herbold
Victor E. Parker

CLASS II DIRECTORS, term expires in 2006
----------------------------------------
James J. Doud, Jr.
Richard S. Sprague
Robert C. Wallace


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

 (B)     No reports were filed on form 8K this period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 12, 2004                      FIRST MUTUAL BANCSHARES, INC.




                                        /s/ John R. Valaas
                                        --------------------------------
                                        John R. Valaas
                                        President and Chief Executive Officer




                                        /s/ Roger A. Mandery
                                        --------------------------------
                                        Roger A. Mandery
                                        Executive Vice President
                                        (Principal Financial Officer)