Form 10-Q
period 2004-06-30
FIRST MUTUAL BANCSHARES INC
filed 2004-08-13
CIK 1098337

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 (Mark One)

    [X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
                     For the quarterly period ended June 30, 2004

                                       OR

    [_] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
                     For the transition period from _________ to _________

                        Commission File Number 005-57091


                          FIRST MUTUAL BANCSHARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             WASHINGTON                                     91-2005970
    ----------------------------                         ----------------
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

                                Yes [X]   No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                Yes [X]   No [_]

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.  August 5, 2004   5,278,441

================================================================================

                          FIRST MUTUAL BANCSHARES, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                                  June 30, 2004

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I: FINANCIAL INFORMATION...............................................  1
                 Forward-Looking Statements Disclaimer......................  1
     ITEM 1. Financial Statements...........................................  2
     ITEM 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................... 16
                 General.................................................... 16
                 Overview................................................... 16
                 Results of Operations...................................... 18
                      Net Income............................................ 18
                      Net Interest Income................................... 18
                      Non-Interest Income................................... 20
                      Operating Expenses.................................... 23
                 Financial Condition........................................ 27
                 Asset Quality.............................................. 29
                 Portfolio Information...................................... 30
                 Deposit Information........................................ 32
                 Business Segments.......................................... 32
                      Consumer Lending...................................... 33
                      Residential Lending................................... 35
                      Business Banking Lending.............................. 36
                      Income Property Lending............................... 38
                 Liquidity.................................................. 38
                 Planned Expenditures for Plant and Equipment............... 40
                 Capital.................................................... 41
                 Critical Accounting Policies............................... 42
     ITEM 3. Quantitative and Qualitative Disclosures About Market Risk..... 46
     ITEM 4. Controls and Procedures........................................ 53
PART II: OTHER INFORMATION.................................................. 54
     ITEM 1. Legal Proceedings.............................................. 54
     ITEM 2. Changes in Securities, Use of Proceeds and Issuer
                 Purchases of Equity Securities............................. 54
     ITEM 3. Defaults Upon Senior Securities................................ 54
     ITEM 4. Submission of Matters to a Vote of Security Holders............ 54
     ITEM 5. Other Information.............................................. 55
     ITEM 6. Exhibits and Reports on Form 8-K............................... 56
SIGNATURES.................................................................. 57
CERTIFICATIONS..............................................................

PART I: FINANCIAL INFORMATION


FORWARD-LOOKING STATEMENTS DISCLAIMER

Our Form 10-Q contains statements concerning future operations, trends, expectations, plans, capabilities, and prospects of First Mutual Bancshares, Inc. and First Mutual Bank (together, the "Bank") that are forward-looking statements for the purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include references to our expectations regarding our goals for net income and return on equity, interest rate margins, loan production and quality, banking center expansion, trends in income and expenses, loan and servicing assets growth, anticipated sales of loans and investment securities, observations pertaining to the potential disparate movement and repricing of assets and liabilities, and information based on our market risk models and analysis. Although we believe that the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, operations, and prospects, these forward-looking statements are subject to numerous uncertainties and risks, and actual events, results, and developments will ultimately differ from the expectations and may differ materially from those expressed or implied in such forward-looking statements. Factors which could affect actual results include economic conditions in our market area and the nation as a whole, interest rate fluctuations, the impact of competitive products, services, and pricing, credit risk management, our ability to control our costs and expenses, loan delinquency rates, and the legislative and regulatory changes affecting the banking industry. There are other risks and uncertainties that could affect us which are discussed from time to time in our filings with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We are not responsible for updating any such forward-looking statements.


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

Item 1.  Financial Statements


                          FIRST MUTUAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                  June 30,         December 31,
                                                    2004               2003
                                                ------------       ------------
ASSETS:                                                   (Unaudited)

CASH AND CASH EQUIVALENTS:
  Interest-earning deposits                     $    641,263       $    845,607
  Noninterest-earning demand deposits
    and cash on hand                              10,639,555          6,581,448
                                                ------------       ------------

                                                  11,280,818          7,427,055

MORTGAGE-BACKED AND OTHER SECURITIES
  AVAILABLE-FOR-SALE                             112,400,222         77,623,789

LOANS RECEIVABLE, HELD-FOR-SALE                    2,939,859         10,143,319

MORTGAGE-BACKED AND OTHER SECURITIES
   HELD-TO-MATURITY                                8,731,393          8,903,441

  LOANS RECEIVABLE                               793,498,904        723,710,645
  RESERVE FOR LOAN LOSSES                         (8,864,729)        (8,406,198)
                                                ------------       ------------
LOANS RECEIVABLE, net                            784,634,175        715,304,447

ACCRUED INTEREST RECEIVABLE                        3,915,148          3,649,032

LAND, BUILDINGS AND EQUIPMENT, net                24,651,223         24,180,509

FEDERAL HOME LOAN BANK (FHLB) STOCK,              12,533,100         11,035,500
     at cost

SERVICING ASSETS                                     877,561            468,413

OTHER ASSETS                                       1,740,254          2,108,572
                                                ------------       ------------
TOTAL                                           $963,703,753       $860,844,077
                                                ============       ============

                          FIRST MUTUAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Continued)


                                                  June 30,         December 31,
                                                    2004               2003
                                                ------------       ------------
                                                          (Unaudited)
LIABILITIES:
  Deposits:
    Money market deposit and
      checking accounts                         $215,690,224       $191,948,350
    Regular savings                                8,526,795          8,710,867
    Time deposits                                412,602,446        383,231,431
                                                ------------       ------------

               Total deposits                    636,819,465        583,890,648

  Drafts payable                                     541,460            357,256
  Accounts payable and other liabilities           7,613,474         12,899,194
  Advance payments by borrowers for
    taxes and insurance                            1,918,162          1,727,345
  FHLB advances                                  244,313,219        193,642,878
  Other advances                                     500,000            500,000
  Deferred tax liability                             186,641                --
  Current tax liability                               40,391                --
  Long term debentures payable                    17,000,000         17,000,000
                                                ------------       ------------
               Total liabilities                 908,932,812        810,017,321

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value-
    Authorized, 10,000,000 shares
    Issued and outstanding, 5,276,662
    and 4,729,693 shares, respectively             5,276,662          4,729,693
  Additional paid-in capital                      45,459,124         33,678,181
  Retained earnings                                5,385,280         12,832,652
  Accumulated other comprehensive
    income(loss):
    Unrealized gain(loss) on securities
    available-for-sale and interest rate
    swap, net of federal income tax               (1,350,125)          (413,770)
                                                ------------       ------------
               Total stockholders' equity         54,770,941         50,826,756
                                                ------------       ------------
TOTAL                                           $963,703,753       $860,844,077
                                                ============       ============

                          FIRST MUTUAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                  Quarters ended June 30,              Six months ended June 30,
                                              ------------------------------        ------------------------------
                                                  2004               2003               2004               2003
                                              -----------        -----------        -----------        -----------
                                                        (Unaudited)                           (Unaudited)
INTEREST INCOME:
  Loans Receivable                            $12,322,025        $11,239,837        $24,202,951        $22,193,670
  Interest on AFS Securities                      885,339            689,844          1,662,287          1,337,041
  Interest on HTM Securities                      107,718            170,969            216,359            373,217
  Interest Other                                  146,942            176,390            284,067            381,174
                                              -----------        -----------        -----------        -----------
                                               13,462,024         12,277,040         26,365,664         24,285,102

INTEREST EXPENSE:
  Deposits                                      2,977,822          2,959,303          5,858,845          6,030,311
  FHLB advances and other                       1,627,415          1,880,793          3,159,967          3,742,599
                                              -----------        -----------        -----------        -----------
                                                4,605,237          4,840,096          9,018,812          9,772,910

  Net interest income                           8,856,787          7,436,944         17,346,852         14,512,192

PROVISION FOR LOAN LOSSES                         440,000            325,000            690,000            460,000
                                              -----------        -----------        -----------        -----------
  Net interest income, after provision
  for loan losses                               8,416,787          7,111,944         16,656,852         14,052,192

OTHER OPERATING INCOME:
  Gain on sales of loans                          321,884            183,792            667,263            379,057
  Servicing fees, net of amortization              80,767             14,663            113,641             29,497
  Gain on sales of investments                       --               86,454             70,870            473,523
  Fees on deposits                                147,551            127,978            291,165            251,288
  Other                                           378,149            470,302            683,100            735,527
                                              -----------        -----------        -----------        -----------
   Total other operating income                   928,351            883,189          1,826,039          1,868,892

                          FIRST MUTUAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Continued)

                                                        Quarters ended June 30,              Six months ended June 30,
                                                    ------------------------------        ------------------------------
                                                        2004               2003               2004               2003
                                                    -----------        -----------        -----------        -----------
                                                             (Unaudited)                           (Unaudited)

OPERATING EXPENSES:
  Salaries and employee benefits                    $ 3,392,481        $ 3,014,391        $ 6,655,193        $ 5,986,883
  Occupancy                                             648,804            571,696          1,344,513          1,160,012
  Other                                               1,998,988          1,342,462          3,680,594          2,553,887
                                                    -----------        -----------        -----------        -----------
  Total other operating expenses                      6,040,273          4,928,549         11,680,300          9,700,782
                                                    -----------        -----------        -----------        -----------
  Income before federal income taxes                  3,304,865          3,066,584          6,802,591          6,220,302
                                                    -----------        -----------        -----------        -----------
FEDERAL INCOME TAXES                                  1,118,014          1,036,967          2,301,599          2,103,527
                                                    -----------        -----------        -----------        -----------

NET INCOME                                          $ 2,186,851        $ 2,029,617        $ 4,500,992        $ 4,116,775
                                                    ===========        ===========        ===========        ===========
PER SHARE DATA:

Basic earnings per common share                     $      0.42        $      0.39        $      0.86        $      0.79


Earnings per common share, assuming dilution        $      0.40        $      0.38        $      0.82        $      0.78


WEIGHTED AVERAGE SHARES OUTSTANDING                   5,268,108          5,180,655          5,245,374          5,167,817

WEIGHTED AVERAGE SHARES OUTSTANDING
  INCLUDING DILUTIVE STOCK OPTIONS                    5,511,304          5,359,266          5,493,889          5,327,073

                 FIRST MUTUAL BANCSHARES, INC, AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                                                           Accumulated
                                                             Common Stock         Additional              Comprehensive
                                                       ------------------------    Paid-in      Retained      Income
                                                          Shares       Amount      Capital      Earnings      (Loss)       Total
                                                       -----------  -----------  -----------  -----------  -----------  -----------
BALANCE, December 31, 2001                               4,725,966  $ 4,725,966  $31,411,296  $16,025,853  $  (191,818) $51,971,297
                                                       -----------  -----------  -----------  -----------  -----------  -----------


Comprehensive income:
  Net income                                                                                    7,797,370                 7,797,370
  Other comprehensive income
   (loss), net of tax:
    Unrealized gain on securities available-for-sale                                                         1,391,521    1,391,521
    Unrealized (loss) on interest rate swap                                                                   (405,862)    (405,862)
                                                                                                                        -----------
Total comprehensive income                                                                                                8,783,029
Options exercised, including tax benefit of $169,903        67,573       67,573      551,848                                619,421
Retirement of shares repurchased                        (1,019,256)  (1,019,256) (13,963,793)    (815,419)              (15,798,468)
10% stock dividend                                         472,883      472,883    6,029,259   (6,502,142)                      --
Cash dividend declared ($0.28 per share)                                                       (1,291,442)               (1,291,442)
                                                       -----------  -----------  -----------  -----------  -----------  -----------

BALANCE, December 31, 2002                               4,247,166    4,247,166   24,028,610   15,214,220      793,841   44,283,837
                                                       -----------  -----------  -----------  -----------  -----------  -----------

Comprehensive income:
  Net income                                                                                    8,395,738                 8,395,738
  Other comprehensive income (loss), net of tax:
    Unrealized gain on securities available-for-sale                                                            87,186       87,186
    Unrealized (loss) on interest rate swap                                                                 (1,294,797)  (1,294,797)
                                                                                                                        -----------
Total comprehensive income                                                                                                7,188,127
Options exercised, including tax benefit of $219,124        53,040       53,040      571,618                                624,658
Issuance of stock through employees' stock plans             1,386        1,386       23,617                                 25,003
10% stock dividend                                         428,101      428,101    9,054,336   (9,482,437)                      --
Cash dividend declared ($0.28 per share)                                                       (1,294,869)               (1,294,869)
                                                       -----------  -----------  -----------  -----------  -----------  -----------

BALANCE, December 31, 2003                               4,729,693    4,729,693   33,678,181   12,832,652     (413,770)  50,826,756
                                                       ===========  ===========  ===========  ===========  ===========  ===========


Comprehensive income:
  Net income                                                                                    4,500,992                 4,500,992
  Other comprehensive income (loss), net of tax:
    Unrealized gain on securities available-for-sale                                                           148,595      148,595
    Unrealized (loss) on interest rate swap                                                                 (1,084,950)  (1,084,950)
                                                                                                                        -----------
Total comprehensive income                                                                                                3,564,637
Options exercised, including tax benefit of $175,275        68,870       68,870    1,002,108                              1,070,978
Issuance of stock through employees' stock plans             2,019        2,019       47,992                                 50,011
10% stock dividend                                         476,080      476,080   10,730,843  (11,206,923)                      --
Cash dividend declared ($0.14 per share)                                                         (741,441)                 (741,441)
                                                       -----------  -----------  -----------  -----------  -----------  -----------
BALANCE, June 30, 2004                                   5,276,662  $ 5,276,662  $45,459,124  $ 5,385,280  $(1,350,125) $54,770,941
                                                       ===========  ===========  ===========  ===========  ===========  ===========

                          FIRST MUTUAL BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Six months ended June 30,
                                                                          -----------------------------------
                                                                               2004                  2003
                                                                          -------------         -------------
                                                                                      (Unaudited)
OPERATING ACTIVITIES:
    Net income                                                            $   4,500,992         $   4,116,775
    Adjustments to reconcile net income to net cash
              from operating activities:
        Provision for loan losses                                               690,000               460,000
        Depreciation and amortization                                           642,563               516,993
        Deferred loan origination fees, net of accretion                        (99,833)             (658,069)
        Amortization of servicing assets                                        312,003                26,758
        Gain on sales of loans                                                 (667,263)             (379,057)
        Gain on sale of securities available-for-sale                           (70,870)             (473,523)
        Loss on sale of repossed assets                                           7,200                  --
        FHLB stock dividends                                                   (228,200)             (312,700)
        Changes in operating assets & liabilities:
             Loans receivable held-for-sale                                   7,203,460             1,405,865
             Accrued interest receivable                                       (266,116)             (105,423)
             Other assets                                                       368,318              (297,401)
             Drafts payable                                                     184,204               436,085
             Accounts payable and other liabilities                          (5,096,976)            8,930,031
             Advance payments by borrowers for taxes and insurance              190,817               (11,966)
                                                                          -------------         -------------
    Net cash provided by operating activities                                 7,670,299            13,654,368

INVESTING ACTIVITIES:
  Loan originations                                                        (183,350,623)         (168,157,504)
  Loan principal repayments                                                 119,422,652            98,674,299
  Increase (decrease) in undisbursed loan proceeds                           (5,148,958)           19,597,030
  Principal repayments & redemptions on
    mortgage-backed and other securities                                      5,979,602            26,670,861
  Purchase of securities held-to-maturity                                    (1,126,983)           (1,098,881)
  Purchase of securities available-for-sale                                 (43,282,952)          (57,704,405)
  Purchases of premises and equipment                                        (1,110,551)          (12,829,840)
  Purchase of FHLB stock                                                     (1,269,400)                 --
  Proceeds from sale of securities                                            2,228,958            18,773,622
                                                                          -------------         -------------
   Net cash (used) by investing activities                                 (107,658,255)          (76,074,818)


                          FIRST MUTUAL BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                                  Six months ended June 30,
                                                                          -----------------------------------
                                                                                 2004                  2003
                                                                            -------------         -------------
                                                                                        (Unaudited)
FINANCING ACTIVITIES:
     Net increase in deposit accounts                                       $  47,397,620         $  15,535,782
     Interest credited to deposit accounts                                      5,531,197             5,744,921
     Proceeds from long-term debentures (trust preferred securities)                 --               4,000,000
     Issuance of stock through employees's stock plans                             50,011                25,003
     Proceeds from advances                                                   436,328,196           271,343,754
     Repayment of advances                                                   (385,657,855)         (241,589,800)
     Dividends paid                                                              (703,153)             (596,451)
     Proceeds from exercise of stock options                                      895,703               238,169
                                                                            -------------         -------------
     Net cash provided by financing activities                                103,841,719            54,701,378
                                                                            -------------         -------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                              $   3,853,763         $  (7,719,072)

CASH & CASH EQUIVALENTS:
  Beginning of year                                                             7,427,055            14,971,527
                                                                            -------------         -------------
  End of quarter                                                            $  11,280,818         $   7,252,455
                                                                            =============         =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
           INFORMATION:
     Loans originated for mortgage banking activities                       $  42,262,903         $  45,232,764
                                                                            =============         =============
     Loans originated for investment activities                             $ 183,350,623         $ 168,157,504
                                                                            =============         =============

     Proceeds from sales of loans held-for-sale                             $  49,466,363         $  46,638,629
                                                                            =============         =============
    Cash paid during the year for:
            Interest                                                        $   9,004,628         $   9,924,360
                                                                            =============         =============
            Income taxes                                                    $   1,457,000         $   2,028,000
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                                                       Quarters Ended June 30,                Six Months Ended June 30,
                                                  -------------------------------         -------------------------------
                                                      2004                2003                2004                2003
                                                  -----------         -----------         -----------         -----------
Net Income, as reported                           $ 2,186,851         $ 2,029,617         $ 4,500,992         $ 4,116,775
Deduct:  Total stock-based employee/
     director compensation expense
     determined under fair value based
     method for all awards, net of related
     tax effects                                      (98,984)            (56,053)           (197,135)           (104,913)
                                                  -----------         -----------         -----------         -----------
Pro forma net income                              $ 2,087,867         $ 1,973,564         $ 4,303,857         $ 4,011,862
                                                  ===========         ===========         ===========         ===========
Earnings per share:

     Basic - as reported                          $      0.42         $      0.39         $      0.86         $      0.79
     Basic - pro forma                            $      0.40         $      0.38         $      0.82         $      0.78

     Diluted - as reported                        $      0.40         $      0.38         $      0.82         $      0.78
     Diluted - pro forma                          $      0.38         $      0.37         $      0.78         $      0.75

Weighted average shares outstanding:

     Basic                                          5,268,108           5,180,655           5,245,374           5,167,817
     Diluted                                        5,511,304           5,359,266           5,493,889           5,327,073

The compensation expense included in the pro forma net income and net income per share figures in the previous table are not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards generally are made each year.

NOTE 2.

MORTGAGE-BACKED AND OTHER SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair value of securities available-for-sale at June 30, 2004, and December 31, 2003 are summarized as follows:

                                                                   Gross            Gross
                                                 Gross           unrealized       unrealized        Estimated
                              Amortized       unrealized        losses less      losses greater       fair
                                cost             gains          than 1 Year       than 1 Year         value
                            ------------       ---------         ----------          -----        ------------
JUNE 30, 2004
Freddie Mac securities      $ 16,558,542       $  39,032         $  585,054          $ --         $ 16,012,520
Fannie Mae securities         42,487,655          72,141          1,215,304            --           41,344,492
Ginnie Mae securities         44,159,507         100,391             32,578            --           44,227,320
US agency securities          10,982,465              --            166,575            --           10,815,890
                            ------------       ---------         ----------          -----        ------------
                            $114,188,169       $ 211,564         $1,999,511          $ --         $112,400,222
                            ============       =========         ==========          =====        ============

DECEMBER 31, 2003
Freddie Mac securities      $ 15,708,833       $  60,174         $  222,620          $ --         $ 15,546,387
Fannie Mae securities         43,069,484         292,309            324,031            --           43,037,762
Ginnie Mae securities          8,010,938              --             24,688            --            7,986,250
US agency securities          10,980,831         105,409             32,850            --           11,053,390
                            ------------       ---------         ----------          -----        ------------
                            $ 77,770,086       $ 457,892         $  604,189          $ --         $ 77,623,789
                            ============       =========         ==========          =====        ============

     Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Bank has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. At June 30, 2004 and December 31, 2003, there were 21 and 8 investment securities with unrealized losses, respectively. The Bank anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

NOTE 3.

MORTGAGE-BACKED AND OTHER SECURITIES HELD-TO-MATURITY

The amortized cost and estimated fair value of mortgage-backed and other securities are summarized as follows:

                                                                   Gross            Gross
                                                 Gross           unrealized       unrealized        Estimated
                              Amortized       unrealized        losses less      losses greater       fair
                                cost             gains          than 1 Year       than 1 Year         value
                            ------------       ---------         ----------          -----        ------------
June 30, 2004
Fannie Mae securities       $  6,950,655       $ 146,634         $   46,877         $   --        $  7,050,412
Freddie Mac securities           502,687           7,735                --              --             510,422
Municipal bonds                1,278,051             --               2,070          19,134          1,256,847
                            ------------       ---------         ----------         -------        ------------
                            $ 8,731,393        $ 154,369         $   48,947         $19,134       $  8,817,681
                            ============       =========         ==========         =======       ============

December 31, 2003
Fannie Mae securities       $  7,028,766       $ 217,292         $    2,118         $   --        $  7,243,940
Freddie Mac securities           549,870          11,925                --              --             561,795
Municipal bonds                1,324,283           2,598                --           23,503          1,303,378
REMICs                               522             --                 --              --                 522
                            ------------       ---------         ----------         -------        ------------
                            $  8,903,441       $ 231,815         $    2,118         $23,503       $  9,109,635
                            ============       =========         ==========         =======       ============

     Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Bank has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. At June 30, 2004 and December 31, 2003, there were 4 and 2 investment securities with unrealized losses, respectively. The Bank anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

NOTE 4.

NONPERFORMING ASSETS

The Bank had nonperforming assets as follows:

                                         June 30, 2004    December 31, 2003
                                         -------------    -----------------
Nonperforming loans                        $ 1,150,720        $ 526,869

Real Estate and Repossessed assets
  held-for-sale                                  3,000           11,200
                                           -----------        ---------
Total Nonperforming Assets                 $ 1,153,720        $ 538,069
                                           ===========        =========

At June 30, 2004 and December 31, 2003, the Bank had two impaired loans totaling $15,135 and $16,445, respectively, defined under Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan."


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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for quarters and six months ending June 30, 2004 and June 30, 2003:

                                                                Income            Shares          Per share
                                                              (numerator)      (denominator)       amount
                                                              -----------      -------------     ----------
Quarter ended June 30, 2004
        Basic EPS:
               Income available to common shareholders        $ 2,186,851        5,268,108       $     0.42
                                                                                                 ==========

         Effect of dilutive stock options                             --           243,196
                                                              -----------       ----------
         Diluted EPS:
               Income available to common shareholders
                  plus assumed stock options exercised        $ 2,186,851        5,511,304       $     0.40
                                                              ===========       ==========       ==========


Six months ended June 30, 2004
        Basic EPS:
               Income available to common shareholders        $ 4,500,992        5,245,374       $     0.86
                                                                                                 ==========

         Effect of dilutive stock options                             --           248,515
                                                              -----------       ----------
         Diluted EPS:
               Income available to common shareholders
                  plus assumed stock options exercised        $ 4,500,992        5,493,889       $     0.82
                                                              ===========       ==========       ==========


Quarter ended June 30, 2003
        Basic EPS:
               Income available to common shareholders        $ 2,029,617        5,180,655       $     0.39
                                                                                                 ==========

         Effect of dilutive stock options                             --           178,611
                                                              -----------       ----------
         Diluted EPS:
               Income available to common shareholders
                  plus assumed stock options exercised        $ 2,029,617        5,359,266       $     0.38
                                                              ===========       ==========       ==========


Six months ended June 30, 2003
        Basic EPS:
               Income available to common shareholders        $ 4,116,775        5,167,817       $     0.79
                                                                                                 ==========

         Effect of dilutive stock options                             --           159,256
                                                              -----------       ----------
         Diluted EPS:
               Income available to common shareholders
                  plus assumed stock options exercised        $ 4,116,775        5,327,073       $     0.78
                                                              ===========       ==========       ==========

NOTE 6.

RATE VOLUME ANALYSIS                                     SECOND QUARTER 2004                    SIX MONTHS ENDED JUNE 30, 2004
(Dollars in thousands)                                            VS                                         VS
                                                         SECOND QUARTER 2003                    SIX MONTHS ENDED JUNE 30, 2003
                                                      INCREASE (DECREASE) DUE TO                  INCREASE (DECREASE) DUE TO

                                                                                 TOTAL                                       TOTAL
                                                 VOLUME           RATE          CHANGE       VOLUME           RATE          CHANGE
---------------------------------------------------------------------------------------     ---------------------------------------
INTEREST INCOME
     Investments:
        Available-for-sale securities           $   321         $  (126)        $   195     $   465         $  (140)        $   325
        Held-to-maturity securities                 (67)              5             (62)       (156)              1            (155)
        Other equity investments                     16             (45)            (29)         16            (113)            (97)
                                                ---------------------------------------     ---------------------------------------
          Total investments                         270            (166)            104         325            (252)             73
                                                ---------------------------------------     ---------------------------------------

     Loans:
        Residential                             $   699         $   (92)        $   607     $ 1,328         $  (264)        $ 1,064
        Residential construction                    573              69             642       1,157             (19)          1,138
        Multifamily                                  91            (440)           (349)        166            (859)           (693)
        Multifamily construction                     78             (60)             18         123             (46)             77
        Commercial real estate and business         (14)           (417)           (431)        (35)           (878)           (913)
        Commercial real estate construction          (2)             52              50         (10)             33              23
        Consumer & other                            440             104             544         936             376           1,312
                                                ---------------------------------------     ---------------------------------------
          Total loans                             1,865            (784)          1,081       3,665          (1,657)          2,008
                                                ---------------------------------------     ---------------------------------------


               Total interest income            $ 2,135         $  (950)        $ 1,185     $ 3,990         $(1,909)        $ 2,081

INTEREST EXPENSE
     Deposits:
        Money market deposit and checking       $   181         $   (25)        $   156     $   344         $   (39)        $   305
        Regular savings                              (1)             (1)             (2)         --              (1)             (1)
        Time deposits                               364            (500)           (136)        626          (1,101)           (475)
                                                ---------------------------------------     ---------------------------------------
          Total deposits                            544            (526)             18         970          (1,141)           (171)

     FHLB advances and other                        213            (467)           (254)        612          (1,195)           (583)
                                                ---------------------------------------     ---------------------------------------
          Total interest expense                    757            (993)           (236)      1,582          (2,336)           (754)


           Net interest income                  $ 1,378         $    43         $ 1,421     $ 2,408         $   427         $ 2,835
                                                =======================================     =======================================

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

Financial information for the Bank's segments is shown below for June 30, 2004, 2003, and 2002:

                                                    CONSUMER      RESIDENTIAL    BUSINESS BANKING   INCOME PROPERTY
QUARTER ENDED JUNE 30:                               LENDING        LENDING          LENDING            LENDING          TOTALS
----------------------                               -------        -------          -------            -------          ------
Interest income                           2004    $ 2,059,604     $ 3,951,681      $ 1,295,871        $ 6,154,868    $ 13,462,024
                                          2003      1,507,423       2,673,307        1,398,463          6,697,847      12,277,040
                                          2002      1,070,003       2,219,179        1,323,878          7,558,043      12,171,103

Interest Expense                          2004        546,897       1,532,006          303,382          2,222,952       4,605,237
                                          2003        595,946       1,131,325          467,886          2,644,939       4,840,096
                                          2002        492,237       1,072,261          522,923          3,383,144       5,470,565

Net Interest Income                       2004      1,512,707       2,419,675          992,489          3,931,916       8,856,787
                                          2003        911,477       1,541,982          930,577          4,052,908       7,436,944
                                          2002        577,766       1,146,918          800,955          4,174,899       6,700,538

Provision for loan losses                 2004        156,535          47,125           55,935            180,405         440,000
                                          2003         83,068          36,062           44,693            161,177         325,000
                                          2002         16,958           9,035            7,991             51,016          85,000

Net interest income, after
  provision for loan losses               2004      1,356,172       2,372,550          936,554          3,751,511       8,416,787
                                          2003        828,409       1,505,920          885,884          3,891,731       7,111,944
                                          2002        560,808       1,137,883          792,964          4,123,883       6,615,538

Other operating income                    2004        377,095         190,428           84,624            276,204         928,351
                                          2003         84,382         323,539           97,742            377,526         883,189
                                          2002        138,180         150,344           65,994            393,874         748,392

Other operating expense                   2004      1,429,173       1,429,456        1,283,620          1,898,024       6,040,273
                                          2003        982,727       1,140,533          983,335          1,821,954       4,928,549
                                          2002        783,336         783,372          730,036          2,172,264       4,469,008

Income (loss) before federal
  income taxes                            2004        304,094       1,133,522         (262,442)         2,129,691       3,304,865
                                          2003        (69,936)        688,926              291          2,447,303       3,066,584
                                          2002        (84,348)        504,855          128,922          2,345,493       2,894,922

Federal income taxes                      2004        102,766         383,672          (89,781)           721,357       1,118,014
                                          2003        (24,422)        232,875             (574)           829,088       1,036,967
                                          2002        (29,170)        170,633           43,147            793,914         978,524

Net income (loss)                         2004        201,328         749,850         (172,661)         1,408,334       2,186,851
                                          2003        (45,514)        456,051              865          1,618,215       2,029,617
                                          2002        (55,178)        334,222           85,775          1,551,579       1,916,398


Total Interest Earning assets
  (ending period balances)                2004    106,368,450     273,980,679       99,436,965        447,499,013     927,285,107
                                          2003     82,619,989     180,249,319       89,418,052        430,892,240     783,179,600
                                          2002     57,249,644     131,738,876       77,358,242        436,531,426     702,878,188

NOTE 7.
SEGMENTS (continued)

                                                   CONSUMER       RESIDENTIAL    BUSINESS BANKING   INCOME PROPERTY
YEAR-TO-DATE ENDED JUNE 30:                         LENDING         LENDING          LENDING            LENDING          TOTALS
---------------------------                         -------         -------          -------            -------          ------
Interest income                           2004    $ 4,085,733     $ 7,534,509      $ 2,607,009        $12,138,413    $ 26,365,664
                                          2003      2,752,513       5,316,185        2,730,613         13,485,791      24,285,102
                                          2002      2,044,725       4,484,137        2,539,641         15,188,785      24,257,288

Interest Expense                          2004      1,097,506       2,912,392          632,151          4,376,763       9,018,812
                                          2003      1,135,390       2,246,725          903,927          5,486,868       9,772,910
                                          2002        946,058       2,224,557        1,044,681          6,835,342      11,050,638

Net Interest Income                       2004      2,988,227       4,622,117        1,974,858          7,761,650      17,346,852
                                          2003      1,617,123       3,069,460        1,826,686          7,998,923      14,512,192
                                          2002      1,098,667       2,259,580        1,494,960          8,353,443      13,206,650

Provision for loan losses                 2004        249,634          69,404           81,394            289,568         690,000
                                          2003        115,495          50,059           59,289            235,157         460,000
                                          2002         27,491          13,957           13,559             79,993         135,000

Net interest income, after
  provision for loan losses               2004      2,738,593       4,552,713        1,893,464          7,472,082      16,656,852
                                          2003      1,501,628       3,019,401        1,767,397          7,763,766      14,052,192
                                          2002      1,071,176       2,245,623        1,481,401          8,273,450      13,071,650

Other operating income                    2004        747,002         362,513          173,588            542,936       1,826,039
                                          2003        206,896         629,761          205,916            826,319       1,868,892
                                          2002        310,809         310,699          107,630            683,197       1,412,335

Other operating expense                   2004      2,625,406       2,822,546        2,386,135          3,846,213      11,680,300
                                          2003      1,892,865       2,288,440        1,952,486          3,566,991       9,700,782
                                          2002      1,511,781       1,597,835        1,379,977          4,121,415       8,611,008

Income before federal income taxes        2004        860,189       2,092,680         (319,083)         4,168,805       6,802,591
                                          2003       (184,341)      1,360,722           20,827          5,023,094       6,220,302
                                          2002       (129,796)        958,487          209,054          4,835,232       5,872,977

Federal income taxes                      2004        291,159         708,211         (109,668)         1,411,897       2,301,599
                                          2003        (63,854)        460,052            5,759          1,701,570       2,103,527
                                          2002        (45,033)        323,839           69,860          1,637,105       1,985,771

Net income                                2004        569,030       1,384,469         (209,415)         2,756,908       4,500,992
                                          2003       (120,487)        900,670           15,068          3,321,524       4,116,775
                                          2002        (84,763)        634,648          139,194          3,198,127       3,887,206

Total Interest Earning assets (Averages)  2004    102,336,690     259,761,399       97,826,002        439,899,861     899,823,952
                                          2003     77,036,185     173,371,863       88,051,444        434,960,693     773,420,185
                                          2002     54,525,966     130,721,876       72,216,301        429,538,565     687,002,708

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

First Mutual Bancshares, Inc. (the "Company"), a Washington corporation, is a bank holding company owning all of the equity of its wholly owned subsidiary, First Mutual Bank. The Company is subject to regulation by the Federal Reserve Bank of San Francisco. This discussion refers to the consolidated statements of the Company and the Bank, and therefore the references to "Bank" in this discussion refer to both entities.

First Mutual Bank is a Washington-chartered savings bank subject to regulation by the State of Washington Department of Financial Institutions and the Federal Deposit Insurance Corporation ("FDIC"). The Bank conducts business from its headquarters in Bellevue, Washington, and has 12 full-service facilities located in Bellevue (3), Issaquah, Kirkland (2), Monroe, Redmond, Sammamish, Seattle
(2), and Woodinville. We also have income property loan production offices located in Bellingham and Tacoma, Washington and a consumer loan office located in Jacksonville, Florida. The Bank's business consists mainly of attracting deposits from the general public as well as wholesale funding sources, and investing those funds primarily in real estate loans, small and mid-sized business loans, and consumer loans.


OVERVIEW

As general corporate goals we seek to obtain a 15% or greater year over year increase in net income and a 15% or better return on equity (ROE), although, as would be expected, our net income and ROE will vary from period to period and year to year. These are corporate goals and not forecasts. Our actual results from the past four years are as follows:

                                YEAR-OVER-YEAR         ANNUALIZED
                            INCREASE IN NET INCOME  RETURN ON EQUITY
                            ----------------------  ----------------
Second Quarter 2001                    7%                  14.21%
Second Quarter 2002                   11%                  13.99%
Second Quarter 2003                    6%                  17.27%
Second Quarter 2004                    8%                  16.08%


                                YEAR-OVER-YEAR         ANNUALIZED
                            INCREASE IN NET INCOME  RETURN ON EQUITY
                            ----------------------  ----------------
Year-to-Date 2001                      6%                  14.53%
Year-to-Date 2002                     13%                  14.40%
Year-to-Date 2003                      6%                  17.83%
Year-to-Date 2004                      9%                  17.05%


Although our ROE ratio has nearly met or exceeded our corporate target, our net income growth for the last few years has lagged our profit objectives. During that period we have utilized part of our earnings in the investment in new business lines. About five years ago we realized that for the Bank to continue to achieve its goal of consistent earnings we needed to expand our business lines from two to four. At that time our operations consisted of residential and income property (commercial real estate) lending. Those business lines were, and continue to be, solid operations. However, for the Bank to continue to produce consistent earnings we needed to broaden the operating base by two new lines, Business Banking and Consumer Lending. The process of developing those lines has been expensive and has added to both our staff and operating costs. The encouraging news is that the Consumer business line appears to have "turned the corner" and is now contributing to the Bank's profit goals. Although the second quarter ROE for that business line was 10.29%, down sharply from first quarter's 18.42% results, the year-to-date return on equity is 14.40%. In the second quarter we accrued an additional $162,000 of retroactive credit insurance premium, which accounted for most of the decline in return on equity. Absent that additional insurance accrual the ROE in the second quarter for Consumer Lending would have been about 16%. We anticipate that the results for the remaining two quarters of the year for that business line will be closer to our corporate goal of 15%. The important point, however, is that the results so far this year for Consumer Lending are dramatically improved from prior years when negative returns on investment were common. Please see the "Business Segments" and "Operating Expenses" sections for a further discussion of this topic.

Our business lines obtain most of their revenue from net interest income, and a key ratio that measures net interest income is the net interest margin. Over the last five quarters that ratio has trended upward from 3.89% for the second quarter of 2003 to a high of 4.09% in the fourth quarter of last year and then a drop to 3.97% this quarter. We are forecasting for third quarter 2004 a range of 3.95% to 4.05%. In the first quarter of the year we extended the maturities of our funding sources in anticipation of rising rates, and in the second quarter we funded a $31.4 million purchase of securities with longer-term liabilities. The combination of these two activities has helped to stabilize our net interest margin however, at a lower level than at what would have occurred if we had been less conservative with our asset/liability management.

The second key component of net interest income is the growth of earning assets in the business lines. In the second quarter earning assets increased $146 million, as compared to the same quarter last year, with most of that growth occurring in the loan portfolio, which has risen $111 million. In the last 12 months our assets have increased 19% which compares to the national average of 8.96% for FDIC insured institutions for the 12 months ending March 31, 2004.* Please see the "Net Interest Income" and "Asset and Liability Management" sections for a further discussion of net interest income and the processes by which we manage that source of revenue.

A secondary source of revenue is other operating income, which constituted 10% of both our second quarter and first half revenue. Loan sales accounted for 35% of fee income in the second quarter and 37% year-to-date. Deposit fee income, which has steadily grown over the last few years, contributed 16% in both the second quarter and first half. The miscellaneous category, which amounted to 41% of the fee income in the second quarter and 37% year-to-date, is heavily influenced by rental income. Rental income, primarily from our corporate headquarters, constituted 44% of our miscellaneous fee revenue in the second quarter and 49% in the first six months. Within our corporate headquarters we occupy 42% of the space, lease 31% and offer for lease the remaining 27%. If we were able to lease most or all of that space, our rental income would improve substantially. Please refer to the "Non-Interest Income" section for a further discussion of this subject.

A critical factor in achieving our goal of consistent earnings is the credit quality of our loan portfolio. That portfolio constitutes 82% of our assets, and thus a deterioration in the performance of that asset class would quickly undermine our earnings. Fortunately, for many years we have enjoyed credit quality that has exceeded the national average. In the second quarter 2004, we again experienced solid credit quality as measured by the non-performing assets to total assets ratio of 0.12%. That figure compares to the national average of 0.67% for FDIC insured institutions as of March 31, 2004.* For additional information regarding our credit quality, please refer to the "Asset Quality" section.

*FDIC QUARTERLY BANKING PROFILE, FIRST QUARTER 2004


RESULTS OF OPERATIONS

     NET INCOME

Net income increased approximately 8%, from $2.0 million in the second quarter of 2003 to $2.2 million in the same period of 2004. Net interest income rose $1.4 million, and non-interest income increased $45,000 on a second quarter comparison. Partially offsetting the growth in revenue was a rise of $1.1 million in operating expenses.

     NET INTEREST INCOME

Our net interest income for the quarter and six months ended June 30, 2004 increased $1.4 million and $2.8 million, or 19% and 20%, over the same periods for the prior year. Relative to the second quarter of 2003, the improvement in net interest income was almost entirely attributable to the earning assets added to the balance sheet compared to the prior year. On a year-to-date basis, additional earning assets again accounted for the vast majority of the improvement in net interest income, though a net benefit of liability costs declining more than asset yields also contributed $427,000 to net interest income over the six-month period. The following table illustrates the effects to our net interest income of balance sheet growth and rate changes on our assets and liabilities, with the results attributable to the level of earning assets classified as "volume" and the effects of asset and liability repricing labeled "rate."

---------------------------------------------------------------------------------------------------------------
                                                                            Six Months Ended June 30, 2004
Rate/Volume Analysis                        2Q2004 vs. 2Q2003             vs. Six Months Ended June 30, 2003
(All dollars in 000s)                  Increase/(Decrease) due to             Increase/(Decrease) due to
---------------------------------------------------------------------------------------------------------------
                                     Volume        Rate        Total        Volume        Rate        Total
---------------------------------------------------------------------------------------------------------------
Interest Income
---------------------------------------------------------------------------------------------------------------
     Total Investments              $   270     $  (166)      $   104       $   325     $  (252)     $    73
---------------------------------------------------------------------------------------------------------------
     Total Loans                      1,865        (784)        1,081         3,665      (1,657)       2,008
---------------------------------------------------------------------------------------------------------------
     Total Interest Income            2,135        (950)        1,185         3,990      (1,909)       2,081
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Interest Expense
---------------------------------------------------------------------------------------------------------------
     Total Deposits                     544        (526)           18           970      (1,141)        (171)
---------------------------------------------------------------------------------------------------------------
     FHLB and Other                     213        (467)         (254)          612      (1,195)        (583)
---------------------------------------------------------------------------------------------------------------
     Total Interest Expense             757        (993)         (236)        1,582      (2,336)        (754)
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Net Interest Income                 $ 1,378     $    43       $ 1,421       $ 2,408     $   427      $ 2,835
---------------------------------------------------------------------------------------------------------------

The growth in our earning assets contributed $2.1 million and $4.0 million in incremental interest income for the quarter and six-months ended June 30, 2004 compared with the same periods in the prior year. Partially offsetting this income, however, was additional interest expense incurred from the funding sources used to accommodate the asset growth. The additional expense associated with these funding sources totaled $757,000 and $1.6 million for the respective three- and six-month periods. The net of these two factors resulted in an improvement in net interest income of $1.4 million, or 97% of the total improvement for the quarter, and $2.4 million, or 85% of the total increase for the first six months of 2004.

(All dollars in 000's)
--------------------------------------------------------------------------------
QUARTER ENDED      AVERAGE EARNING ASSETS   AVERAGE NET LOANS   AVERAGE DEPOSITS
--------------------------------------------------------------------------------
June 30, 2003            $ 765,815               $ 666,173          $ 511,984

September 30, 2003         789,511                 691,672            537,288

December 31, 2003          813,622                 715,963            569,908

March 31, 2004             844,439                 742,498            594,141

June 30, 2004              893,451                 773,561            620,606

Based primarily on continued growth in our loan portfolio, average earning assets in second quarter 2004 totaled $893 million, an increase of 17%, or $128 million, over the second quarter of 2003. For the six months ended June 30, 2004, average earning assets totaled $873 million, an increase of $126 million over the same period last year. In addition to the loan growth illustrated in the table above, we had a number of securities trades settle in late June. Due to the delivery date of these securities being near the quarter-end, these securities did not contribute significantly to second quarter interest income, but should do so starting with the third quarter. With these additional securities our portfolio totaled $121 million at June 30, 2004, compared to $93 million at the start of the quarter, $87 million at year-end 2003, and $88 million at June 30, 2003. Please refer to the "Financial Condition" section for a discussion of our outlook for loan and securities growth in the third quarter of 2004.

Primarily additional deposits, to include certificates issued in institutional markets through deposit brokerage services, funded this asset growth. Additionally, we utilize wholesale borrowings, primarily advances from the Federal Home Loan Bank of Seattle (FHLB), to facilitate asset growth beyond that which our deposit growth will accommodate, as well as to match fund specific asset categories, such as securities purchases, as described below. For the second quarter of 2004, our deposits averaged $621 million, representing growth of $109 million over the second quarter 2003 average level. Results for the six months ended June 30 were similar, with average deposits rising from $508 million for 2003 to $610 million this year. On a quarter-end basis, deposits grew $118 million with checking and money market balances accounting for $63 million, or 54% of the total growth. The growth of these deposit products going forward is an important facet of our overall funding strategy.

           QUARTER ENDED                           NET INTEREST MARGIN
           -------------                           -------------------
           June 30, 2003                                  3.89%
           September 30, 2003                             4.01%
           December 31, 2003                              4.09%
           March 31, 2004                                 4.03%
           June 30, 2004                                  3.97%

Our net interest margin totaled 3.97% for the second quarter, declining from that of the first quarter, but remaining above the prior year second quarter level. The reductions in our net interest margin over the first six months of 2004 were attributable, in part, to various strategic decisions. In the first quarter, we made the decision to extend the terms of some of our funding sources, thus reducing the mismatch between our asset and liability durations while locking in some longer-term funding rates at the levels prevailing at that time. Additionally, in late 2003, we shifted our investment portfolio concentration away from seven-year balloon and 15-year fixed-rate instruments, and instead we began focusing on hybrid adjustable-rate mortgage (ARM) securities for new portfolio acquisitions.

These hybrid ARM instruments bear a fixed interest rate for an initial period, typically three to seven years, after which their rates become adjustable annually based on a set margin over a major market index. These securities offer shorter durations than the above-mentioned balloon and fixed-rate instruments, as well as eventual adjustments in their coupon rates based on movements in the underlying indexes. Some of these securities are also eligible for an advantageous regulatory risk-adjusted capital treatment, which positively impacts our ROE. In consideration for these advantages, however, the yields on these securities, particularly those with an initial three-year fixed term, which account for the majority of our purchases, are generally lower than those of the balloon and fixed-rate instruments. Additionally, the hybrid ARM securities purchased in 2004 have typically been match funded, or acquired using wholesale funding sources with durations equal to those of the securities acquired. Consequently, while related interest rate risks are reduced, the funding costs associated with these securities purchases have been higher than they would have been using mismatched, shorter-term funding sources.

Further impacting the margin have been the lags between the trade and settlement dates for securities purchased. Oftentimes, the delivery date for the securities purchased follows the trade date by a period of one to three months. During that time, it is possible for the rates on funding sources to rise, resulting in compression in the margin between the rates on the security and funding source. To manage this risk and lock in our margin on the transaction, we take down the corresponding funding sources prior to deliveries of the related securities. As a result, during the second quarter of 2004, there were times when we were carrying FHLB advances structured to match various hybrid ARM securities that had been purchased but would not be delivered until nearly the end of the quarter. Thus, we were paying the related funding expense before we began receiving income for the securities.

Between the lower initial interest rate on the securities, the borrowing costs associated with matching the funding sources, and the lag between the takedown of funding sources and the delivery of securities, our securities purchases had a negative impact on our second quarter net interest margin. Had we not elected to extend the terms for some funding sources or match fund our securities purchases, we believe we would have seen a greater "rate" related reduction in our interest expense than indicated in the above "Rate/Volume" table, as shorter-term borrowings would have carried a lower rate of interest. It then follows that we would have expected to see an even more significant improvement in net interest income and, consequently, higher net interest margins than the 4.03% and 3.97% shown for the first two quarters of 2004.

     NON-INTEREST INCOME

Non-interest income increased $45,000, or 5%, for the second quarter of 2004 as compared to the like quarter in 2003. In contrast, the year-to-date results show a decline of $43,000, or 2%. The increase for the quarter was mainly attributable to the rise in gain on sales of loans which was somewhat offset by the decline in gain on sales of investments. The year-to-date results were affected by the same two factors but with a much larger impact on the decline in sales of investments.

     GAIN ON SALES OF LOANS
     ----------------------

      GAIN ON LOAN SALES                   2ND QUARTER 2004  2ND QUARTER 2003  YTD JUNE 2004  YTD JUNE 2003
----------------------------------------   ----------------  ----------------  -------------  -------------
Consumer (Sales Finance) Loan Sale Gains       $258,000            $26,000         $532,000        $79,000

Commercial Loan Sale Gains                       28,000             25,000           71,000         45,000

Residential Loan Sale Gains                      36,000            133,000           64,000        255,000
                                               --------           --------         --------       --------
TOTAL GAINS                                    $322,000           $184,000         $667,000       $379,000
                                               ========           ========         ========       ========

         LOANS SOLD
----------------------------------------
Consumer Loans Sold                          $7,592,000           $954,000      $15,264,000     $3,034,000

Commercial Loans Sold                         6,718,000          5,346,000       17,546,000     10,326,000

Residential Loans Sold                        8,336,000         13,889,000       16,656,000     33,278,000
                                            -----------        -----------      -----------    -----------
TOTAL LOANS SOLD                            $22,646,000        $20,189,000      $49,466,000    $46,638,000
                                            ===========        ===========      ===========    ===========

Our gains on loan sales totaled $322,000 for the second quarter, an increase of $138,000, or 75% over the second quarter 2003 level. On a year-to-date basis, a similar trend was observed, with gains of $667,000 through the first six months of 2004 exceeding the prior year level by $288,000, or 76%. These increases in gains on sales of loans for 2004 were driven by a change in the mix of loans sold, rather than increased total sales volumes, as the total loans sold increased only 12% for the second quarter and 6% on a year-to-date basis.

Consumer loan sales, particularly sales finance loans, contributed the most significant impact on our loan sale gains this year. In 2003, the vast majority of these loans were retained with the objective of growing the portfolio. As loan production increased and the portfolio gained in size, the decision was made to manage the portfolio's size through quarterly sales of sales finance loans. For the quarter and six months ended June 30, 2004, we realized gains of $258,000 and $532,000 on loan sales totaling $7.6 million and $15.3 million. These exceeded several times over the $26,000 and $79,000 in gains realized on sales of $1.0 million and $3.0 million for the same periods last year. Our current plan is to continue selling approximately $8 million to $11 million in sales finance loans each quarter.

Commercial loans sales, and gains thereon, also increased relative to the prior year, though not nearly to the same extent as consumer loans. For the quarter and six months ended June 30, 2004, we realized gains of $28,000 and $71,000, representing increases of 12% and 58% over prior year levels. Additionally, 2004 loan sales totaling $6.7 million and $17.5 million for the quarter and six months ended June 30 represented increases of 26% and 70% over 2003. Typically, the purpose of commercial loan sales is to accommodate additional loan requests from existing borrowers. To limit our credit exposure to the borrowers, we may sell their loan in whole or in part as participations. As with consumer loans, we will typically continue to service those loans sold from the portfolio and remain the point of contact for the borrower following the sale.

In contrast, residential loan sale gains were down significantly from the prior year, declining 73% for the quarter, to $36,000, and 75% for the six months ended June 30. The declines in gains occurred as residential loan sales fell to $8.3 million for the second quarter, compared to

$13.9 million in the same period last year. This followed an even more significant decline in sales volume for the first quarter versus the prior year, and resulted in year-to-date loan sales for 2004 of approximately half the prior year volume. We believe that the sales volumes observed in the first half of 2003 were a product of the high level of refinancing activity that occurred during that time and that the substantial reduction in sales volumes in 2004 represents movement to a more normalized residential lending environment.


--------------------------------------------------------------------------------
                             2nd Quarter   2nd Quarter      YTD         YTD
                                 2004         2003       June 2004   June 2003
--------------------------------------------------------------------------------
Servicing Fee Income          $ 81,000     $ 15,000      $ 114,000    $ 29,000
--------------------------------------------------------------------------------

With the additional consumer loan sales this year, our income from servicing loans for others has increased dramatically, with income rising 440% from the second quarter of 2003, and 293% on a year-to-date basis. Servicing fees earned on the sales finance loans sold totaled $88,000 for the first half of 2004, of which $65,000 was earned in the second quarter. These fees are expected to continue to grow as additional loans are sold each quarter to manage the sales finance loan portfolio.

Commercial loans serviced for others account for virtually all of the remaining servicing fee income. As noted above, we sell commercial loans, or parts thereof, typically to limit our credit exposure to the borrower, but we continue to service those loans and remain the point of contact for the borrower following the sale. By comparison, residential loans are typically sold servicing released, which means we no longer service those loans once they are sold. Consequently, servicing fees from residential loans sold would not be considered a significant source of fee income. As we have no plans at this time to include servicing these loans following their sales, we do not expect servicing income from residential loans sold to become a significant part of total servicing income.

     GAIN ON SALES OF INVESTMENTS
     ----------------------------

--------------------------------------------------------------------------------
                            2nd Quarter   2nd Quarter      YTD           YTD
                                2004          2003      June 2004     June 2003
--------------------------------------------------------------------------------
Gain on Sales of Investments    $  0      $   86,000    $   71,000   $   473,000
--------------------------------------------------------------------------------
Security Sales                  $  0      $5,000,000    $2,000,000   $19,000,000
--------------------------------------------------------------------------------

Gains on sales of investments are opportunistic in nature, and we will not generally make any attempt to forecast future securities sales or gains thereon. Furthermore, with interest rates apparently trending upward, the opportunity to realize any future gains on securities sales is unlikely. For the second quarter of 2004, we did not sell any securities from our portfolio. For the six months ended June 30, 2004, gains on investment sales totaled $71,000 based on a $2 million sale in the first quarter. By comparison, in the lower interest rate environment of 2003, second quarter gains totaled $86,000 on sales of $5 million, while first half gains for 2003 totaled $473,000 on sales of $19 million. We do not currently have any sales pending, nor do we anticipate at this time any sales in the third quarter.


     OTHER FEE INCOME
     ----------------
                         2ND QUARTER 2004  2ND QUARTER 2003  YTD JUNE 2004  YTD JUNE 2003
                         ----------------  ----------------  -------------  -------------
Rental Income                 $167,000          $260,000        $335,000       $364,000
Loan Fees                       84,000           106,000         105,000        128,000
ATM/Wire Transfers/Safe
     Deposit Fees               49,000            35,000          87,000         62,000
Late Charges                    38,000            29,000          74,000         60,000
Miscellaneous                   40,000            40,000          82,000        122,000
                              --------          --------        --------       --------
TOTAL                         $378,000          $470,000        $683,000       $736,000
                              ========          ========        ========       ========

Other operating income declined $92,000 and $53,000 for the quarter and six months ended June 30, 2004 relative to the prior year, as rental income and loan fees each declined from prior year levels.

For the second quarter, the decline was largely attributable to a $93,000 reduction in rental income. In the third quarter of 2003, we lost several large tenants at First Mutual Center, our corporate headquarters. As of the second quarter of this year, we had not replaced those tenants, and thus decided to use the opportunity to reconfigure our use of the space in the building. We have now developed a plan to consolidate bank-occupied space onto single floors wherever possible. Those plans will be implemented in late 2004 and early 2005. Although we currently do not have any serious negotiations underway with potential tenants, these planning efforts now allow our leasing agent to actively market the space that we know will be available after our consolidation. We presently occupy 42% of the building, lease 31%, and offer for lease the remaining 27%. On a year-to-date basis, rental income was down $29,000 relative to last year. We acquired the First Mutual Center building in March of 2003, and consequently little rental income was received in the first quarter of last year.

Loan fees declined $22,000 on a quarter-to-quarter basis and $23,000 on a year-to-date comparison basis, based on a reduction in loan brokerage fees to $0 this year, versus $43,000 in the second quarter and $60,000 in the first half of 2003. The decline in broker fees is a combination of a sharp reduction in refinance loan activity from last year and a preference by our loan officers for bank products over those offered by other financial institutions. We don't anticipate a change in that trend in the last half of 2004.

     OPERATING EXPENSES
     ------------------

          SALARIES AND EMPLOYEE BENEFITS
          ------------------------------

Expenses rose by $378,000, or 13%, on a quarter-versus-quarter basis, from $3.0 million in the second quarter of 2003 to almost $3.4 million in 2004, accounting for approximately 34% of the total increase in operating expenses. On a year-to-date basis, the increase was $668,000, or 11%, over the six-month period ended June 30, 2003.

SALARIES AND EMPLOYEE BENEFITS
------------------------------
                                          QUARTER ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                           2004           2003           2004           2003
                                       ------------   ------------   ------------   ------------
Salaries                               $  2,239,000   $  1,982,000   $  4,438,000   $  3,895,000
Commissions and Incentive Bonuses           441,000        428,000        774,000        823,000
Employment Taxes & Insurance                221,000        191,000        481,000        407,000
Temporary Office Help                        48,000         70,000         83,000        172,000
Benefits                                    443,000        343,000        879,000        690,000
                                       ------------   ------------   ------------   ------------
Total Salary & Benefit Expenses        $  3,392,000   $  3,014,000   $  6,655,000   $  5,987,000
                                       ============   ============   ============   ============

Most of the increase in salary and benefit expense was the result of a net increase of 8% in the number of employees. These additions to our employee count accounted for approximately $220,000 of compensation and benefit expenses for the current quarter versus second quarter of 2003. Our staffing level, as measured by full-time-equivalent (FTE) employee count, increased from 186 FTE on June 30, 2003, to 201 FTE on the same date in 2004.

       QUARTER ENDED                                FTE AT QUARTER END
       -------------                                ------------------
     June 30, 2003                                          186
     September 30, 2003                                     188
     December 31, 2003                                      201
     March 31, 2004                                         204
     June 30, 2004                                          201

The departments that most significantly increased employee count were Sales Finance and Residential Lending. Additionally, the new Sammamish banking center, which opened in the fourth quarter of 2003, accounted for four of the new employees.

Contributing to the growth in compensation expense was an increase of $99,000 from the second quarter of 2003, and an increase of $189,000 year-to-date from the prior year for employee benefits. Those costs include health care insurance, employee stock ownership plan (ESOP) expense and 401(k) plan matching costs. Due to the combination of more employees and higher premiums per employee, we have experienced a 29% increase on a quarterly comparison and 33% increase on a six-month comparison in health care costs as compared to 2003. Also, our contribution to the ESOP has doubled since last year. Year-to-date the contribution totaled $50,000 as compared to $12,500 last year. Partially offsetting the increase in employee staffing expense was a $23,000 reduction in temporary staffing in the second quarter and an $89,000 reduction on a year-to-date basis. This decrease is due to higher than usual temporary staffing requirements during the first half of 2003, which included special projects such as the reorganization of our loan production support departments and the temporary hiring of personnel with the intent of permanent employment at a later date.

An issue that complicates the reporting of our compensation expense is the deferral of loan origination costs. In accordance with current accounting literature, certain loan origination costs are deferred and amortized over the life of the loan. Each year costs associated with loan origination activities are analyzed to determine a standard loan cost. Standard loan costs, which are determined for each loan type, are then deducted from operating expense, with the net figures reported in the financial statements. Compensation expense can vary based upon loan origination volumes, the mix of different loan types and changes in the valuation of standard loan costs from year to year.

EFFECT OF DEFERRED LOAN ORIGINATION COSTS
-----------------------------------------           QUARTER ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                     2004           2003           2004           2003
                                                 ------------   ------------   ------------   ------------
Salaries and Employee Benefits                   $  4,030,000   $  3,556,000   $  7,828,000   $  7,050,000
Deferred Loan Origination Costs                      (638,000)     (542,000)     (1,173,000)    (1,063,000)
                                                 ------------   ------------   ------------   ------------
Net Salaries and Employee Benefits               $  3,392,000   $  3,014,000   $  6,655,000   $  5,987,000
                                                 ============   ============   ============   ============

Loan Originations                                $123,409,000   $110,434,000   $225,614,000   $213,390,000
                                                 ============   ============   ============   ============

     OCCUPANCY EXPENSE
     -----------------

Occupancy expense increased $77,000, or 14%, from $572,000 in the second quarter of 2003 to $649,000 in 2004. For the six months ended June 30, 2004, occupancy expenses increased $185,000, or 16%, from the same period in 2003.

OCCUPANCY EXPENSES
------------------                  QUARTER ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                     2004           2003           2004           2003
                                 ------------   ------------   ------------   ------------
Rent Expense                     $     78,000   $     51,000   $    161,000   $    197,000
Utilities and Maintenance             139,000        144,000        313,000        236,000
Depreciation Expense                  319,000        245,000        633,000        494,000
Other Occupancy Costs                 113,000        132,000        238,000        233,000
                                 ------------   ------------   ------------   ------------
Total Occupancy Expenses         $    649,000   $    572,000   $  1,345,000   $  1,160,000
                                 ============   ============   ============   ============

Occupancy costs in 2004 were affected by the growth in capital expenditures over the past year, which resulted in $74,000 of higher depreciation expense and leasehold improvement amortization for the second quarter and $139,000 for the six months ended June 30, 2004. Also, the new Sammamish banking center, which opened in the fourth quarter of 2003, accounted for $26,000 of additional rent expense in the second quarter of 2004 compared to the prior year. Additional maintenance, repair and utilities expense of $77,000 was incurred in the first six months of 2004 over the same period in 2003 due to the purchase of First Mutual Center, which occurred in March of 2003 and due to the vacancy within the building which prevents us from passing on these costs to the tenants.


     Other Operating Expense
     -----------------------

Other operating expense increased by $657,000, or 49%, from $1.3 million in the second quarter of 2003 to $2.0 million for the same period in 2004. This accounted for approximately 59% of the total increase in non-interest expenses. For the six months ended June 30, 2004, other operating expenses grew $1,126,000, or 44%, over the same six-month period in 2003.

OTHER OPERATING EXPENSES
------------------------
                                         QUARTER ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                          2004           2003             2004           2003
                                      -----------    -----------      -----------    -----------
Marketing & Public Relations          $   302,000    $   306,000      $   588,000    $   480,000
Credit & Servicing                        391,000         48,000          635,000        105,000
Outside Services                          168,000        116,000          317,000        204,000
Taxes                                     108,000        104,000          235,000        207,000
Informations Systems                      284,000        156,000          499,000        290,000
Telephone                                  52,000         (9,000)         100,000         45,000
Legal                                     140,000         92,000          258,000        211,000
Supplies/Postage/Dues                     177,000        205,000          337,000        360,000
Other                                     377,000        324,000          711,000        652,000
                                      -----------    -----------      -----------    -----------
Total Other Operating Expenses        $ 1,999,000    $ 1,342,000      $ 3,680,000    $ 2,554,000
                                      ===========    ===========      ===========    ===========

The most significant growth in other operating expenses, at $306,000 for the second quarter, came from credit insurance premiums for our sales finance loan portfolio, included in Credit & Servicing expenses. This same expense increased by $444,000 in the six months ended June 30, 2004 compared to the same period in 2003. In the fourth quarter of 2002, we began to insure against default risk on loans to borrowers with credit scores below 720. Our insurance contract contained a variable premium that ranged between a low of 0.60% and a ceiling of 2.70%. The most likely premium was estimated to be 2.16%, with the final premium to be determined at a later date based on our actual loan loss history. In the second quarter of this year, the insurer reviewed our loss record dating back to the inception of the program and indicated that unless our claims experience improved they would assess us, under the terms of the contract, the full premium of 2.70%. Although we have not been officially assessed the extra premium, we revised the estimate of our premium expense for the quarter to include an additional retroactive assessment of $162,000. Going forward, we are assuming that our insurance premiums will be assessed at the maximum rate of 2.70%, which in July was $87,000, on an insured balance of $38.5 million. There is the possibility that in future periods our experience will be more favorable and we will receive a rebate on premiums paid. However, based on our loss experience in the last couple of quarters, we are not optimistic about any future rebates. Please refer to the "Sales Finance (Home Improvement) Loans" section for a further discussion of this topic.

Also contributing to the increase in expenses for second quarter and year-to-date 2004 were costs related to external service provider fees, information systems, telephone and legal services. Outside services expenses increased by $52,000 on a quarter-versus-quarter basis and $113,000 on a year-to-date basis, due primarily to security-related and sales finance consulting projects. The increase in information systems expenses for the second quarter was largely attributable to an upgrade to the company-wide operations software and greater bandwidth internet access, which combined for $70,000 of additional expense over the second quarter of 2003. Also, the deferral of loan origination costs related to loan origination outside services helped to create negative variances for the current quarter and six months ended June 30, 2004. A higher rate of deferral for the second quarter and six months ended June 30, 2003 increased the variance by $31,000 and $77,000, respectively. Telephone expense for the second quarter 2004 rose significantly compared to the same period in 2003, increasing $61,000 from the prior-year level. The entire variance, however, resulted from a refund obtained from the telephone company in the second quarter of 2003 for an over billing in the prior year. Legal expense increased from the second quarter 2003 level, based upon the greater utilization of legal services by our business banking, income property, and home equity lending divisions as well as for real estate owned (REO) activities.

FINANCIAL CONDITION

Assets. Assets increased 12%, from $860.8 million at year-end 2003 to $963.7 million as of June 30, 2004. The change in assets is principally the result of an increase in the investment securities and loan portfolios.

Securities. We classify investment securities in one of the following categories: 1) trading, 2) available-for-sale, or 3) held-to-maturity. Securities classified as available-for-sale are reviewed regularly, and any unrealized gains or losses are recorded in the shareholders' equity account. At June 30, 2004, the balance of the unrealized loss, net of federal income taxes, was $1.2 million, which compares to an unrealized gain at year-end 2003 of $95,000. Generally, falling interest rates will increase the amount recorded as unrealized gain, and rising rates will decrease any unrealized gains, as the market value of securities inversely adjusts to the change in interest rates.


                                                                   PERCENTAGE OF
     (All dollars in 000's)    TOTAL SECURITIES    TOTAL ASSETS    TOTAL ASSETS
                               ----------------    ------------    ------------
       December 31, 1999           $105,431          $581,116          18%
       December 31, 2000            123,690           643,231          19%
       December 31, 2001             72,347           678,349          11%
       December 31, 2002             74,738           745,295          10%
       December 31, 2003             86,527           860,844          10%
       June 30, 2004                121,132           963,704          13%


Security investments (available-for-sale and held-to-maturity) increased $34.6 million, or 40%, from December 31, 2003, to the end of the second quarter 2004 as a result of security purchases that were executed during the quarter. As can be seen in the above table, prior to 2001 our securities portfolio represented a much larger component of our total asset mix than in the last three years. As rates declined in 2001, 2002 and 2003, prepayments on securities held in our portfolio accelerated, typically due to the underlying mortgages being refinanced at lower rates. Additionally, the falling interest rates resulted in many securities trading at premiums to their par values. Consequently, some securities were sold from the portfolio during this timeframe to recognize the gains on those investments before the securities paid off at their par values. The volume of new securities acquired during these periods was typically well below the value of securities paid off and/or sold, as we were reluctant to add significant volumes of securities to the balance sheet with interest rates approaching historical lows. With rates finally starting to move upward in 2004, the decision was made to build up the portfolio with short-term hybrid ARM securities. With the additional securities purchased in the second quarter, we believe the size of our portfolio to be adequate at this time, and consequently we do not anticipate additional securities purchases in the foreseeable future.

Loans. Loans receivable, excluding loans held-for-sale, rose from $723.7 million at year-end 2003 to $784.6 million, an increase of $60.9 million in six months. About 65% of that growth was from residential loans, an area that has proven to be consistent from quarter-to-quarter. Approximately 26% was from commercial real estate and business banking loans, which are variable from one period to the next.

Our loan production and portfolio growth in the first two quarters of 2004 have exceeded our expectations. For the second quarter of 2004, loan originations increased 12%, to $123 million, compared to $110 million in the second quarter of 2003. On a year-to-date basis through June 30, loan production exceeded the prior year by 6%. We believe the higher than expected volumes observed earlier this year may have been attributable, in part, to expectations of future interest rates.

We anticipate that our loan production volume and portfolio growth rate will decline in the third quarter. In June and July loan fundings in our Income Property division, which had earlier exceeded our expectations, slowed considerably while payoffs within the portfolio remained high. Due to the combination of these factors we experienced a contraction in the Income Property portfolio of approximately $6 million for the month of June, with a similar contraction observed in July. At the same time, our Residential portfolio, which accounted for most of the growth in the first half of the year, remained essentially flat in July, as did our Business Banking portfolio. Finally, as previously noted, we currently utilize loan sales of $8 - $11 million on a quarterly basis as a mechanism to control the size of our sales finance loan portfolio. Because of these sales we would not expect the sales finance portfolio to grow significantly during the third quarter. Based on these developments, we have revised our estimate for the third quarter 2004 loan portfolio growth down from the previously expected $15 - $20 million to a reduced level of $5 - $15 million.

Servicing Assets. Servicing assets have grown $409,000, or 87%, since year-end 2003. Although this increase was not a major factor in the quarter's asset growth, this area is expected to continue to increase rapidly with the planned sales of sales finance loans.

                      2nd Qtr. 2004  1st Qtr. 2004  4th Qtr. 2003  3rd Qtr. 2003
                      -------------  -------------  -------------  -------------
Servicing Assets:
   Income Property       $  115,000     $  114,000     $   94,000     $   86,000
   Residential               21,000         27,000         36,000            --
   Sales Finance            742,000        572,000        338,000        116,000
                         ----------     ----------     ----------     ----------
      Total              $  878,000     $  713,000     $  468,000     $  202,000
                         ==========     ==========     ==========     ==========

Serviced For Others
Loan Balances          $ 97,177,000   $ 90,745,000   $ 76,424,000   $ 60,432,000
                       ============   ============   ============   ============

As illustrated in the above table, the majority of the growth in the servicing asset balance is coming from the Sales Finance area due to the quarterly sales of loans sold servicing retained. In the third quarter of 2003 we began selling sales finance loans servicing retained, and as a result we have been adding to the servicing asset. The servicing asset is a combination of the assets generated from the sale of loans sold servicing retained netted with the amortization expense that is calculated quarterly.

Liabilities. Deposits rose $52.9 million, or 9.1%, in the first six months of 2004, totaling $637 million as compared to $584 million at year-end 2003. Brokered deposits accounted for approximately half of that increase. During the first six months of the year brokered deposits increased $28.4 million, of which $27.4 million were purchased during the second quarter to fund the $43.4 million in security purchases. (Please refer to the "Deposits Information" section under "Results of Operations" for more information.) The remaining increase in deposits combined with the growth in FHLB borrowings, were used to fund the growth in the loan portfolio.

The FHLB advances increased from $194 million at year-end 2003 to $244 million as of the end of the second quarter this year. As of June 30, 2004, we had the authority to borrow up to a total of $385 million in FHLB advances, subject to sufficient collateral to support those advances.

ASSET QUALITY

Provision and Reserve for Loan Losses. The provision for loan losses increased from $325,000 in the second quarter of 2003 to $440,000 in the like period in 2004 increasing our reserve level from $8.1 million to $8.9 million this year. The provision is also up sequentially from $250,000 in the first quarter of 2004. The provision for loan losses reflects the amount deemed appropriate to produce an adequate reserve for possible loan losses inherent in the risk characteristics of the loan portfolio. In determining the appropriate reserve balance, we consider the amount and type of new loans added to the portfolio, our level of non-performing loans, the amount of loans charged off, and the economic conditions that we currently operate within.

The increase is due, in part, to the sharp rise in the loan portfolio since the beginning of the year. The loan portfolio (excluding loans held for sale) has grown $70 million, or 9.6% (19.3% annualized). Also affecting the level of reserve for loan losses is the increase in net loan charge-offs, which have risen from $73,000 in the second quarter of last year to $161,000 this year. The year-to-date comparison is $231,000 this year and $132,000 in 2003. The charge-offs are largely related to our home improvement (sales finance) loan portfolio. In the second quarter of this year, net charge-offs for sales finance loans constituted 84% of the total, and that figure compares to 97% of the total last year. Year-to-date, sales finance loans accounted for 80% of the total net charge-offs this year and 99% last year.

Although sales finance loans only constitute 8% of the total portfolio, because of the characteristics of these loans they comprise the bulk of our loan write-offs. Please see the section, "Sales Finance (Home Improvement) Loans" for a further discussion of this business line.

Our non-performing assets have increased from $538,000 at year-end 2003 to $1.2 million at the end of the second quarter 2004. The current level of non-performing assets is an improvement over the first quarter figure of $1.6 million. The ratio of non-performing assets to total assets was 0.12% at June 30, 2004, which compares to 0.06% at year-end 2003 and 0.17% at March 31, 2004. Those ratios compare to 0.75% for FDIC insured institutions at December 31, 2003* and 0.67% at March 31, 2004.**

* FDIC Quarterly Banking Profile, Fourth Quarter 2003; ** FDIC Quarterly Banking Profile, First Quarter 2004

Noted below is a summary of our exposure to non-performing loans and repossessed assets:

     NON-PERFORMING ASSETS
     ---------------------

One single-family residence, Western WA.  No
     anticipated loss.                                       $   60,000
One single-family residence, Western WA.  A partial
     charge-off is reasonably possible in the third
     quarter.                                                   300,000
One single-family residence in OR.  No anticipated loss.        422,000
One land loan in Western WA.  No anticipated loss.               98,000
Two consumer loans.  A partial charge-off of
     $16,000 is reasonably possible in the third quarter.        30,000
One small business loan.  Full recovery received in July.        43,000
Thirteen consumer loans.  Full recovery anticipated
     from insurance claims.                                      82,000
Fifteen consumer loans.  No anticipated loss.                   116,000
                                                             ----------
TOTAL NON-PERFORMING LOANS                                   $1,151,000

TOTAL REPOSSESSED ASSETS                                     $    3,000
                                                             ----------

TOTAL NON-PERFORMING ASSETS                                  $1,154,000
                                                             ==========


PORTFOLIO INFORMATION
---------------------

Commercial Real Estate Loans. The average loan size (excluding construction loans) in the Commercial Real Estate portfolio was $733,800 as of June 30, 2004, with an average loan-to-value ratio of 65%. At quarter-end, none of these commercial loans were delinquent for 30 days or more. Small individual investors or their limited liability companies and business owners typically own the properties securing these loans. The portfolio is split between residential use (multi-family or mobile home parks) and commercial use. At quarter-end, the breakdown was 48% residential and 52% commercial.

The loans in our commercial real estate portfolio are well diversified, secured by small retail shopping centers, office buildings, warehouses, mini-storage facilities, restaurants and gas stations, as well as other properties classified as general commercial use.

To diversify our risk and to continue serving our customers, we sell participation interests in some loans to other financial institutions. About 15% of commercial real estate loan balances originated by the Bank have been sold in this manner. We continue to service the customer's loan and are paid a servicing fee by the participant. Likewise, we occasionally buy an interest in loans originated by other lenders. About $10 million of the commercial real estate portfolio, or 3%, has been purchased in this manner.

Sales Finance (Home Improvement) Loans.* The sales finance portfolio grew at a steady pace throughout 2003. Even though loan production rose substantially in 2004, the portfolio growth has slowed. We are selling a greater percentage of the portfolio, and loan prepayment speeds on our existing portfolio continue at a rate of approximately 40%.

                                                        Insured Balance (Bank
                        Bank Portfolio    Servicing    Portfolio and Servicing
                            Balance        Balance             Balance)
--------------------    --------------   -----------   -----------------------
June 30, 2003            $ 48 million    $ 0 million        $ 12 million
September 30, 2003         56 million      3 million          20 million
December 31, 2003          62 million     10 million          27 million
March 31, 2004             63 million     16 million          32 million
June 30, 2004              67 million     22 million          39 million

During the second quarter 2004, the average new loan amount was $10,700. We insured 39% of the Bank portfolio balance for credit risk, and 46% of total new loans in the second quarter.

Noted below is the charge-off table for the uninsured Bank only portfolio and the claims experience table for the entire insured portfolio:


                          UNINSURED BANK ONLY PORTFOLIO
                          -----------------------------

                                                   Charge-offs as   Percent (%)
                                         Net        a Percent (%)   Delinquent
                      Loan Balance   Charge-Offs    of Portfolio      Loans
 ------------------   ------------   -----------   --------------   -----------
 June 30, 2003         $34 million      $69,000         0.20%          N/A
 September 30, 2003     38 million       73,000         0.19%         0.89%
 December 31, 2003      40 million      100,000         0.25%         0.76%
 March 31, 2004         40 million       50,000         0.13%         0.81%
 June 30, 2004          41 million      136,000         0.33%         0.51%


                             TOTAL INSURED PORTFOLIO
                             -----------------------

                                          Claims as a Percent (%) of Insured
                           Claims Paid             Average Balances
     ------------------    -----------    ----------------------------------
     June 30, 2003           $13,000                  0.15%
     September 30, 2003       33,000                  0.21%
     December 31, 2003        89,000                  0.38%
     March 31, 2004          351,000                  1.18%
     June 30, 2004           315,000                  0.89%

Our portfolio at June 30, 2004, totaled $67 million, of which $26 million is insured. The $41 million of uninsured loans with an average credit score of 727 has performed at a fairly consistent level, in terms of loan losses as a percent of the portfolio, over the last four quarters; ranging from 0.20% in the second quarter of last year to 0.33% this year. The significant change has occurred in the lower credit score portfolio, the insured portfolio, which has an average credit score of 666. Losses incurred in that portfolio are submitted to our credit insurer for reimbursement. The claims experience in the last 12 months has jumped from 0.15% (claims as a percent of insured average balances) in the second quarter of last year to a high of 1.18% in the first quarter of 2004, and then dropping to 0.89% in the second quarter. The actual claims submitted have risen accordingly from $13,000 a year ago to $315,000 in the second quarter this year. The insurer has indicated that this increase in claims will likely result in our premium assessments being raised to the maximum permitted in the contract of 2.70%. We have to date paid 2.16% annually, and have accrued the probable retroactive assessment.

The contract with the credit insurer also has a maximum exposure limit to the insurer of 10% of the loan balances. Each year's loan production that is insured is treated as a separate portfolio in terms of the 10% limit. The first pool that was insured included loans closed between October 2002 and September 2003 and totaled $21.8 million with a maximum loss that could be claimed of $2.2 million. That pool currently has a balance of $15.3 million, and we have a remaining lifetime loss credit of $1.4 million. Because of the prepayment of loans in that pool our loss credit is still 9.2% of the remaining balance even though we have submitted claims totaling $777,000. The comparable figures for the 2003 pool (loans insured between October 2003 and June 2004) is $26 million in insured balances for a credit limit of $2.6 million. Our remaining insured balance is $23.2 million, and our credit limit is $2.5 million. We have to date submitted $82,000 in claims against the pool.

The steps that we are taking to reduce our claims experience include a change in collection procedures and a recent increase in our asset management staff. We are also reviewing our underwriting procedures, and examining the demographic characteristics of the loans that have defaulted.

*Note - - the balances and ratios noted in this section are for home improvement loans only. Loans collateralized by titled assets, such as motorcycles, are excluded from the totals. However, those loans which amounted to $666,000 at June 30, 2004, are included in the Consumer Lending segment.


DEPOSIT INFORMATION
-------------------

The number of business checking accounts increased 38%, from 1,264 at June 30, 2003, to 1,750 as of June 30, 2004, a gain of 486 accounts. The deposit balances for those accounts grew 62%. Consumer checking accounts also increased, from 5,045 in the second quarter of 2003 to 6,244 this year, an increase of 1,199 accounts, or 24%. Our total balances for consumer checking accounts rose 61%.

                                                  MONEY
                    TIME DEPOSITS  CHECKING  MARKET ACCOUNTS  REGULAR SAVINGS
------------------  -------------  --------  ---------------  ---------------
June 30, 2003            69%          9%           20%              2%
September 30, 2003       68%          10%          21%              1%
December 31, 2003        66%          10%          22%              2%
March 31, 2004           64%          11%          23%              2%
June 30, 2004            65%          12%          22%              1%


During the second quarter we acquired $27.4 million in broker deposits, bringing our total broker deposits to $47.5 million. The purpose of the new deposits is to indirectly fund the $31.4 million of 3/1 GNMA MBS securities that we purchased in the same quarter. The broker deposits represented the second step of a two-step process that began with our approximate duration matching of the new securities with FHLB borrowings. We then acquired the broker deposits to restore our total FHLB borrowings to their prior level.


BUSINESS SEGMENTS
-----------------

Beginning January 1, 2004, we changed the presentation of our Business Segments to more accurately reflect the way these segments are managed within the Bank. Prior to 2004 we had three segments: 1) Consumer Lending, 2) Commercial Lending, and 3) Investment Securities. We have made some changes to the original three segments by:

o    Separating Residential Lending from the Consumer segment

o Splitting the Commercial segment into two separate segments: Business Banking Lending and Income Property Lending

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

     CONSUMER LENDING
     ----------------

                        Quarter Ended                   Six Months Ended
                  Net Income   Return on Equity    Net Income   Return on Equity
                  ----------   ----------------    ----------   ----------------
June 30, 2002      ($55,000)        (4.25%)         ($85,000)        (3.40%)
June 30, 2003       (46,000)        (3.15%)         (120,000)        (4.49%)
June 30, 2004       201,000         10.29%           569,000         14.40%

Net income for the Consumer Lending segment totaled $201,000 and $569,000 for the quarter and six months ended June 30, 2004, marking significant improvement from net losses of $46,000 and $120,000 for the same periods last year and $55,000 and $85,000 in 2002. The profitability achieved in 2004 was primarily a result of earning asset growth and the related incremental net interest income, combined with additional gains on loan sales compared to the prior year. The increase in revenue was partially offset by rising operating expenses.

Net interest income for the Consumer segment, net of the provision for loan losses, totaled $1,356,000 and $2,739,000 for the three and six months ended June 30, 2004, representing improvement of 64% and 82% over the same periods in 2003. While 29% and 33% increases in quarterly and year-to-date average earning assets accounted for the majority of this improvement, the fact that much of the growth was centered in sales finance loans also contributed to the overall result, as those loans typically command higher interest rates than other loan categories.

The Consumer segment's average earning assets totaled $106 million and $102 million for the three and six months ended June 2004, up from $83 million and $77 million in 2003. Earning asset growth over the last year was largely attributable to our sales finance (home improvement) loan portfolio and our decision to retain within the portfolio a greater portion of the loans originated outside the Northwest. With these additional assets and higher yields, interest income earned on the portfolio totaled $2,060,000 in second quarter 2004, up nearly 37% from the same period in 2003, which was in turn 41% over the second quarter 2002 level. On a year-to-date basis, interest income totaled $4,086,000, an increase of 48% over the prior year level.

In contrast, interest expense for the quarter declined $49,000, or 8%, compared to the second quarter of 2003, to $547,000, as the impact of reductions in funding rates more than offset the cost of the additional funds that was required to support the growth in earning assets. On a year-to-date basis, a similar variance was observed, with interest expense declining 3% from the prior year level. Funding costs bank-wide declined over the last three years as rates on our time deposits gradually repriced at lower levels after the Federal Reserve cut rates 11 times in 2001, and once in each of 2002 and 2003. Based on the "lagging" nature of time deposit pricing, the 11 cuts in 2001 were the primary driver of the substantial reduction in funding costs in 2002. Later rate reductions then contributed to the continued funding cost reductions in 2003 and the first half of 2004. Funding costs were further reduced as a result of growth in lower-cost checking and money market product balances, as well as the strategic use of FHLB advances during times when pricing on these advances presented a competitive advantage compared to running promotional rate time-deposit campaigns.

The Consumer Lending segment's quarterly non-interest income rose 347%, from $84,000 in the second quarter of 2003 to $377,000 this year. On a year-to-date basis, a similar increase was observed, with non-interest income rising 261% to $747,000. The improvement was primarily a result of increased gains on sales of consumer loans, specifically home improvement loans. In 2003, sales of consumer loans declined relative to 2002 as a result of a change in strategy from selling loans originated outside the Northwest to retaining these loans in our portfolio with the objective of growing the portfolio. As loan production increased and the portfolio gained in size, the decision was made to manage the portfolio's size through quarterly sales of sales finance loans. For the quarter and six months ended June 30, 2004, we realized gains of $258,000 and $532,000 on loan sales totaling $7.6 million and $15.3 million. These exceeded several times over the $26,000 and $79,000 in gains realized on sales of $1.0 million and $3.0 million for the same periods last year. Our current plan is to continue selling approximately $8 million to $11 million in sales finance loans each quarter.

Additionally, with the higher level of consumer loan sales this year, our income from servicing loans for others has increased dramatically, with income rising 440% from the second quarter of 2003, and 293% on a year-to-date basis. Servicing fees earned on the sales finance loans sold totaled $88,000 for the first half of 2004, of which $65,000 was earned in the second quarter. These fees are expected to continue to grow as additional loans are sold each quarter.

The Consumer Lending segment's non-interest expense increased $446,000 and $733,000, or 45% and 39%, for the three and six months ended June 30, 2004 compared to the prior year. The growth in costs this year was due largely to credit insurance premiums on the insured part of the sales finance portfolio. Rising compensation, administrative, and other allocated costs also contributed to the increase.

The most significant growth in operating expenses, at $305,000 for the second quarter, came from credit insurance premiums for our sales finance loan portfolio. In the fourth quarter of 2002, we began to insure against default risk on loans to borrowers with credit scores below 720. Our insurance contract contained a variable premium that ranged between a low of 0.60% and a ceiling of 2.70%. The most likely premium was estimated to be 2.16%, with the final premium to be determined at a later date based on our actual loan loss history. In the second quarter of this year, the insurer reviewed our loss record dating back to the inception of the program and indicated that unless our claims experience improved they would assess us, under the terms of the contract, the full premium of 2.70%. Although we have not been officially assessed the extra premium, we revised the estimate of our premium expense for the quarter to include an additional retroactive assessment of $162,000. Going forward, we are assuming that our insurance premiums will be assessed at the maximum rate of 2.70%, which in July 2004 was $87,000, based on an insured balance of $38.5 million. There is the possibility that in future periods our experience will be more favorable and we will receive a rebate on premiums paid. However, based on our loss experience in the last couple of quarters, we are not optimistic about any future rebates.

Among other expense categories, compensation expense for the Consumer segment increased relative to 2003, based largely upon higher support and production-driven compensation in the Sales Finance operations. Sales Finance loan originations totaled over $36.5 million through the six months ended June 30, 2004, up from $31.9 million in the first half of 2003. Accompanying the additional loan volumes has been the need for expanded support to service these loans. Consequently, administrative and support costs allocated to this segment have increased since the prior year.

     RESIDENTIAL LENDING
     -------------------

                        Quarter Ended                     Six Months Ended
                  Net Income   Return on Equity    Net Income   Return on Equity
                  ----------   ----------------    ----------   ----------------
June 30, 2002      $334,000          20.77%         $635,000          19.70%
June 30, 2003       456,000          26.49%          901,000          27.42%
June 30, 2004       750,000          28.80%        1,384,000          27.35%

Net income for the Residential Lending segment totaled $750,000 and $1,384,000 for the quarter and six months ended June 30, 2004 compared to $456,000 and $901,000 for the same periods in the prior year. This year's increase in net income was a result of substantial growth in earning assets and net interest income, which was partly offset by a reduction in non-interest income and rising operating expenses.

Net interest income for the Residential segment, net of the provision for loan losses, totaled $2,373,000 and $4,553,000 for the quarter and six months ended June 30, 2004. These represented increases of 58% and 51% over the $1,506,000 and $3,019,000 earned in 2003, as well as continued improvement over the 2002 levels of $1,138,000 and $2,246,000. This improvement in net interest income was primarily attributable to a 52% quarter-over-quarter increase in the Residential segment's average earning assets, which totaled $274 million for second quarter 2004, up from $180 million for the same period in 2003 and $132 million in 2002. On a year-to-date basis, earning assets averaged $260 million, up 50% from the first six months of 2003. With these additional assets, interest income earned on the portfolio totaled $3,952,000 in second quarter 2004, up nearly 48% from second quarter 2003. In contrast, interest expense rose $401,000, or 35%, for second quarter 2004, to $1,532,000 due to the reductions in funding rates described above. Similarly, for the six months ended June 30, 2004, interest income rose nearly 42%, more than offsetting a 30% increase in interest expense.

The Residential Lending segment's second quarter non-interest income fell $133,000 or 41%, from $324,000 for 2003 to $190,000 this year, based primarily on a significant reduction in residential loan sales. On a year-to-date basis, non-interest income was down $267,000, or 42%. Residential loan sale gains were down significantly from the prior year, declining 73% for the quarter, to $36,000, and 75% for the six months ended June 30. The declines in gains occurred as residential loan sales fell to $8.3 million for the second quarter, compared to $13.9 million in the same period last year. This followed an even more significant decline in sales volume for the first quarter versus the prior year, and resulted in year-to-date loan sales for 2004 of approximately half the prior year volume. We believe that the sales volumes observed in the first half of 2003 were a product of the high level of refinancing activity that occurred during that time, and that the substantial reduction in sales volumes in 2004 represents movement to a more normalized residential lending environment.

The Residential Lending segment's non-interest expense increased $289,000 and $534,000, or 25% and 23%, for the three and six months ended June 30, 2004, compared to the same periods in the prior year. The growth in costs this year has been attributable to rising compensation, loan administration and other allocated costs. Compensation expense for the Residential segment increased based largely upon higher production-driven compensation in the Wholesale Lending division. Loan closings for that division totaled nearly $80.9 million in the first six months of this year, up from $75.3 million in the like period of 2003. Accompanying the additional loan volumes has been the need for expanded support to service these loans. Consequently, loan administration and support costs allocated to this segment increased relative to the prior year.

     BUSINESS BANKING LENDING
     ------------------------

                          Quarter Ended                  Six Months Ended
                  Net Income   Return on Equity   Net Income   Return on Equity
                  ----------   ----------------   ----------   ----------------
June 30, 2002      $  86,000          4.66%        $139,000         4.03%
June 30, 2003          1,000          0.05%          15,000         0.46%
June 30, 2004       (173,000)        (9.55%)       (209,000)       (5.63%)

Net income for the Business Banking segment declined $174,000 and $224,000 for the three and six months ended June 30, 2004, as increasing net interest income was more than offset by reductions in non-interest income and rising operating expenses. In the first half of 2003 the segment's net income had also declined from 2002 levels, as again improvements in net interest and non-interest income were insufficient to offset higher operating expenses.

The Business Banking segment's net interest income after provision for loan losses rose $51,000, or nearly 6%, for the second quarter of 2004, as a $165,000, or 35%, reduction in interest expense compensated for a $103,000, or 7%, decline in interest income and an $11,000 increase in the provision for loan losses. Year-to-date, the $272,000 reduction in interest expense was partially offset by a $124,000 decline in interest income and $22,000 in additional allowances for loan losses.

Although not to the same extent as the Consumer and Residential segments, the Business Banking segment also succeeded in building incremental assets over the prior year. The Business Banking segment's average earning assets totaled $99 million for the second quarter and $98 million for the first six months of 2004, each period representing an increase of 11% compared to the same period in 2003. This constituted, however, a significant reduction from the prior year's growth rates compared to the same periods in 2002. The modest growth of the Business Banking segment was in keeping with our expectations, given the soft local economy of the last year and the resulting decline in the number of quality commercial banking relationship opportunities in the market.

The Business Banking segment's other operating income for the quarter and six months ended June 30, 2004 totaled $85,000 and $174,000, declining 13% and 16% compared to the same periods in 2003. The decline for 2004 was partially attributable to a reduction in gains on security investment sales compared to the first half of 2003. Gains on sales from our securities portfolio are allocated out to the four business segments. In total, $19 million in securities were sold in the first half of 2003, generating $473,000 in gains, which were allocated to the business lines. By comparison, only one security was sold in the first half of 2004, generating a gain of $71,000. The significant reduction in gains on sales between the two periods impacted non-interest income for all business segments. Further contributing to the decline in non-interest income was a reduction in rental income received from the First Mutual Center, which is also allocated out to the various business segments. As a smaller business line relative to others, the Business Banking segment lags the other segments in generating non-interest income. Consequently, the impact of reductions in allocated non-interest income, such as rental income and gains on securities sales, is more noticeable for Business Banking than for other business lines that generate higher non-interest income from their own operations.

Second quarter and year-to-date 2004 non-interest expense rose $300,000 and $434,000, or 31% and 22%, over the same periods in 2003. The additional expenses this year were largely driven by increases in the retail banking center expenses allocated to the Business Banking segment. These expenses, which are allocated to each of the four business segments, have increased based on our deposit growth over the past year. The expense allocated to the Business Banking segment has seen a particularly significant increase as a result of the strong growth of our business checking and other commercial deposit accounts, costs which are allocated almost entirely to the Business Banking segment.

     INCOME PROPERTY LENDING
     -----------------------

                        Quarter Ended                  Six Months Ended
                 Net Income   Return on Equity    Net Income   Return on Equity
                 ----------   ----------------    ----------   ----------------
June 30, 2002    $1,552,000        16.78%         $3,198,000         17.55%
June 30, 2003     1,618,000        22.65%          3,322,000         23.32%
June 30, 2004     1,408,000        19.23%          2,757,000         19.06%

For the three and six months ended June 30, 2004, net income for the Income Property segment declined $210,000 and $565,000, or 13% and 17%, relative to the same periods in 2003, based on declines in both net interest and non-interest income, as well as rising operating expenses.

The Income Property segment's net interest income after provision for loan loss fell $140,000, or 4%, for the second quarter of 2004, as a $422,000, or 16%, reduction in interest expense was insufficient to offset a $543,000, or 8%, decline in interest income and a $19,000 increase in the provision for loan loss. On a year-to-date basis, similar results were observed, as a $1,110,000 reduction in funding costs failed to offset a $1,347,000 reduction in interest income and a $54,000 increase in the provision for loan loss. Unlike the other segments, the Income Property segment did not benefit from double-digit growth in average earning assets compared to 2003. The Income Property segment's average earning assets totaled $447 million for the second quarter and $440 million for the first six months of 2004, representing growth of 4% and 1% versus the same periods last year.

The Income Property segment's other operating income declined significantly compared to 2003, falling $101,000 for the second quarter and $283,000 for the first six months. A significant part of this reduction was attributable to the above-mentioned reduction in gains on securities sales. As the Income Property segment accounted for nearly half of all earning assets in the first half of 2004, and more than half for the first six months of 2003, it was the recipient of the largest allocation of these gains. The greatest reduction in the level of these gains compared to the prior year then appears in the non-interest income for this segment.

Non-interest expense rose $76,000 and $279,000, or 4% and 8%, for the second quarter and first six months of 2004. This followed expense reductions from the second quarter and first six months of 2002 to the same periods in 2003. The additional costs in 2004 were largely attributable to a decline in cost-reducing benefits derived from our loan production. Certain expenses tied to the production of new loans are classified as "standard loan costs." As loans are originated, these costs can be capitalized, thus reducing current period expenses. As these costs are tied to loan production, the greater the number of loans originated, the greater the benefits realized. While the loan production was comparable in both years, the number of loans was considerably less this year.


LIQUIDITY
---------

Our primary sources of liquidity are loan and security sales and repayments, deposits, and wholesale funds. A secondary source of liquidity is cash from operations. Our principal uses of liquidity are the origination and acquisition of loans and securities and the purchases of facilities and equipment.

In the first half of 2004 we originated $226 million in loans, purchased $43 million in securities and funded $5 million of draws on credit lines.

                               2nd Quarter  2nd Quarter      YTD         YTD
(Dollars in 000's)                 2004         2003      June 2004   June 2003
                                ----------   ----------   ---------   ---------
Loan Originations               $  123,000   $  110,000   $ 226,000   $ 213,000
Security Purchases                  33,000       15,000      43,000      59,000
Draws on Lines of Credit             1,000     (16,000)       5,000     (20,000)
                                ----------   ----------   ---------   ---------
Total Originations and
Purchases                       $  157,000   $  109,000   $ 274,000   $ 252,000

Loan and Security Repayments    $   78,000   $   64,000   $ 125,000   $ 125,000
Sale of Securities                       0        5,000       2,000      19,000
Sale of Loans                       23,000       20,000      49,000      47,000
                                ----------   ----------   ---------   ---------
Total Repayments and Sales      $  101,000   $   89,000   $ 176,000   $ 191,000

Net Difference                  $   56,000   $   20,000   $  98,000   $  61,000
                                ==========   ==========   =========   =========

Our primary sources of funding, loan and security sales and repayments, are heavily influenced by trends in mortgage rates. When rates trend downward, our prepayment speeds increase. The loan portfolio, excluding loans sold into the secondary market and spec construction loans, experienced an annual prepayment rate of 25% in 2002, and 27% last year. Through June 2004, our annualized year-to-date rate was 30%. With the recent upward movement in various interest rate indexes and rate increase by the Federal Reserve, we would expect prepayment speeds to decelerate in the second half of the year. Given the volatility of interest rates and various macroeconomic variables, however, we recognize that a significant probability exists that actual results may vary from this expectation. Security sales are also influenced by rising interest rates. In low or falling rate environments, we often sell securities to capture the market gain before the security prepays at par. With the recent increase in rates we would not expect to execute any significant amount of security sales.

Our preferred method of funding the net difference in loan and security purchases is with deposits.


                        2nd Quarter   2nd Quarter       YTD           YTD
(Dollars in 000's)          2004          2003       June 2004     June 2003
                         ---------     ---------     ---------     ---------
Deposits                 $  30,000     $  11,000     $  47,000     $  16,000
Advances                    20,000        27,000        51,000        30,000
                         ---------     ---------     ---------     ---------
Total                    $  50,000     $  38,000     $  98,000     $  46,000
                         =========     =========     =========     =========


The inflow of deposits varies from period-to-period. Our ability to raise liquidity from this source is dependent on our effectiveness in competing with other financial institutions. That competition tends to focus on rate and service and although we control the quality of service that we provide, we have no control over the prevailing rates in our marketplace.

Our other major source of liquidity is wholesale funds, which include FHLB borrowings, brokered deposits, reverse repurchase lines of credit, and a revolving line of credit at the First Mutual Bancshares holding company level. We rely significantly upon these wholesale funds as sources of liquidity, as doing so allows us to avoid maintaining balances of lower-yielding liquid assets for potential liquidity requirements.

The most utilized source is the FHLB advances which totaled $244 million at June 30, 2004. Our credit line with the FHLB is reviewed annually and is currently set at 40% of assets. As a percentage of quarter-end assets, our FHLB borrowings were 25% at June 30, 2004, which compares to 23% at year-end 2003 and 26% at June 30, 2003. The risks associated with this funding source include the reduction or non-renewal of the line and insufficient collateral to utilize the line. We try to mitigate the risk of non-renewal of the line by maintaining the credit quality of our loans and securities and attending to the quality and consistency of our earnings.

The risk of insufficient collateral to fully utilize the line is a more strategic concern. Our long-term goal is to increase the relative level of our business banking loan portfolio. In the last year we have also increased the relative percentage of our consumer loans. As a general rule, both of those types of loans are not eligible as collateral at the FHLB. Construction loans and many types of commercial real estate loans are also not eligible as collateral. The two principal sources of collateral are residential and multi-family loans. As we continue to evolve towards a community bank, we lower the source of our FHLB collateral. We presently have sufficient collateral to meet any foreseeable funding needs; however, the long-term trend is an item of continuing management attention.

Brokered deposits, which are included in the deposit totals, amounted to $47 million as of June 30, 2004, following the issue of $28 million in such instruments during the second quarter. This represented an unusually high usage of these deposits, which were issued to reduce our level of FHLB borrowings following our use of one-, two-, and three-year FHLB advances to match fund our second quarter purchases of hybrid ARM securities. Internal policies limit our total usage of these deposits to no more than 10% of all deposits, and we do not have plans at this time to substantially increase our use of these deposits above their current levels.

Reverse repurchase lines are lines of credit collateralized by securities. We currently have lines totaling $60 million, of which the full amount is currently available. These lines were not used during the quarter ended June 30, 2004. The risks attendant with these lines are the withdrawal of the lines based on credit standing of the Bank and the potential lack of sufficient collateral to support the lines.

An additional source of liquidity is cash from operations, which, though not a significant source of liquidity, is a consistent source, based upon the quality of our earnings. On a very limited basis it can be viewed as cash from operations adjusted for items such as the provision for loan loss and depreciation. See the "Consolidated Statements of Cash Flows" in the financial statements section of this filing for a calculation of net cash provided by operating activities.

In addition to using liquidity to fund loans and securities, we routinely invest in facilities and equipment. In the first half of 2004 we purchased $1.1 million of those assets. Our plans for 2004 include the remodeling of four banking centers and the acquisition of land to build a new facility in West Seattle.


PLANNED EXPENDITURES FOR PLANT AND EQUIPMENT
--------------------------------------------

                                      THIRD QUARTER 2004     FOURTH QUARTER 2004
                                      ------------------     -------------------
Remodel of Banking Centers               $    800,000           $    1,150,000
West Seattle Banking Center                    50,000                1,000,000
                                         ------------           --------------
TOTAL PURCHASES                          $    850,000           $    2,150,000
                                         ============           ==============

During the first quarter of 2004 we began implementing plans for the extensive remodeling of four banking centers, to include the construction of an entire new facility for one of the offices. We currently anticipate all remodel activity to be completed by second quarter 2005. The capital cost of the updates is expected to be approximately $3.2 million.

Since year-end, the Bank has entered into a purchase and sale agreement for land in West Seattle, where we intend to build a full-service banking center. Our existing banking center in West Seattle currently resides in leased storefront space. The expenditure listed above for the West Seattle Banking Center is for unimproved land and initial development expenses. The full-service banking center, which is scheduled to be completed in 2005, is expected to cost an additional $1.2 million to $1.4 million. We have begun the due diligence and permitting process for the new office and hope to begin construction by fourth quarter 2004 or first quarter 2005. The above chart assumes construction begins in 2005.

The Bank is currently developing a long-term maintenance and upgrade plan for its seven story corporate headquarters. This plan involves a few major capital expenditures, including an expansion of the heating and cooling system, a sprinkler system, and upgrades to common areas. It is possible some of these expenses could occur in 2004, but more likely they will occur in 2005. The total capital costs could range from $750,000 to $1.0 million, and that projection is subject to several variables that are yet unknown.

In addition, a property acquisition that has been under consideration for several years is the Canyon Park site. If that banking center and three-story office building were to be completed in 2005, the capital costs would approach $4.3 million.


CAPITAL
-------

The FDIC's statutory framework for capital requirements establishes five categories of capital strength, ranging from a high of well capitalized to a low of critically under-capitalized. An institution's category depends upon its capital level in relation to relevant capital measures, including a risk-based capital measure, a leverage capital measure, and certain other factors. At June 30, 2004, we exceeded the capital levels required to meet the definition of a well-capitalized institution:

                                                             For Capital         Well Capitalized
                                               Actual     Adequacy Minimum        Minimum Ratio
                                               ------     ----------------        -------------
Total capital (to risk-weighted assets):
    First Mutual Bancshares, Inc.              12.03%           8.00%                 10.00%
    First Mutual Bank                          11.67            8.00                  10.00

Tier I capital (to risk-weighted assets):
    First Mutual Bancshares, Inc.              10.29            4.00                   6.00
    First Mutual Bank                          10.42            4.00                   6.00

Tier I capital (to average assets):
    First Mutual Bancshares, Inc.               7.30            4.00                   5.00
    First Mutual Bank                           7.53            4.00                   5.00

CRITICAL ACCOUNTING POLICIES
----------------------------

We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"). In accordance with GAAP, management is required to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, income, and expenses in our Consolidated Financial Statements and accompanying footnotes. We have identified four policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because the likelihood that materially different amounts would be reported under different conditions or using different assumptions. The four critical accounting policies that we have identified are related to the allowance for loan losses, determining the fair value of servicing assets, determining the value and amortization methods regarding loan origination fees and costs, and estimating the premiums for credit loss insurance. We believe that the judgments, estimates, and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances as of June 30, 2004. However, given the sensitivity of our Consolidated Financial Statements to these critical accounting policies, the use of other judgments, estimates, and assumptions could result in material differences in our results of operations or financial condition. Management has discussed these critical accounting policies with the Audit Committee of our Board of Directors.

     The table below represents information about the nature of and rational for our critical accounting policies:

--------------------------------------------------------------------------------------------------------------------------------
Critical       Consolidated       Consolidated
Accounting     Balance            Income
Policy         Sheet              Statement
               Caption            Caption             Nature of Estimates Required          Reference
--------------------------------------------------------------------------------------------------------------------------------
Allowance for  Reserve for        Provision for       The allowance for loan losses         The estimates and judgments are
loan losses    loan losses        loan losses         represents management's estimate of   described in further detail in the
                                                      credit losses inherent in the         Management's Discussion and
                                                      Bank's loan portfolio as of the       Analysis - "Reserve and Provision
                                                      balance sheet date. The estimation    for Loan Losses" and in Note 1 to
                                                      of the allowance is based on a        the Consolidated Financial
                                                      variety of factors, including the     Statements - "Summary of
                                                      profile of the loan portfolio, the    Significant Accounting Policies."
                                                      local and national economic
                                                      outlook, and the current and
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
                                                      historical performance of the loan
                                                      portfolio. The Bank's methodology
                                                      for assessing the adequacy of the
                                                      allowance includes the evaluation
                                                      of three distinct elements: the
                                                      formula allowance, the specific
                                                      allowance and the unallocated
                                                      allowance. The ultimate recovery of
                                                      all loans is susceptible to future
                                                      market factors beyond the Bank's
                                                      control.

--------------------------------------------------------------------------------------------------------------------------------
Fair value     Servicing assets   Other operating     Determining the fair value of         See further discussion in the
of servicing                      income, servicing   servicing assets requires us to       Management's Discussion and
assets                            fees, net of        formulate conclusions about           Analysis section of the Annual
                                  amortization        anticipated changes in future         Report - "Other Operating Income",
                                                      market conditions, including          "Gain on Sales of Loans",
                                                      interest rates. Our servicing         "Servicing Fees, Net of
                                                      portfolio is subject to prepayment    Amortization" as well as Note 1 to
                                                      risk, which subjects our servicing    the Consolidated Financial
                                                      assets to impairment risk. We use a   Statements in the Annual Report -
                                                      valuation model to calculate the      "Servicing Assets".
                                                      present value of the future cash
                                                      flows to determine the value of our
                                                      servicing assets. Assumptions used
                                                      in the valuation model include
                                                      market discount rates and
                                                      anticipated prepayment speeds. The
                                                      prepayment speeds are based upon
                                                      loan prepayment forecasts derived
                                                      from the consensus of investment
                                                      banking firms as reported by online
                                                      quotation systems for the income
                                                      property participations and for the
                                                      sales finance loans the actual
                                                      previous 3-month prepayment history
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
                                                      is utilized. Additionally,
                                                      estimates of the cost of servicing
                                                      a loan, an inflation rate,
                                                      ancillary income per loan, and
                                                      default rates are used in the
                                                      valuation process. We assess
                                                      impairment of the capitalized
                                                      servicing assets based on
                                                      recalculations of the present value
                                                      of the remaining future cash flows
                                                      using updated prepayment speeds.
                                                      Impairment is assessed on a
                                                      stratum-by-stratum basis with any
                                                      impairment recognized through a
                                                      valuation for each impaired
                                                      stratum.

--------------------------------------------------------------------------------------------------------------------------------
Credit         Accounts payable   Other expenses      Credit insurance is purchased to      See further discussion in the
insurance      and other                              cover credit losses on certain        Management Discussion and Analysis
premiums       liabilities                            pools of sales finance loans on a     section under "Results of
                                                      yearly basis. The cost of the         Operations, Operating Expenses" and
                                                      credit insurance is based upon        under "Portfolio Information, Sales
                                                      various factors such as actual loss   Finance (Home Improvement) Loans".
                                                      experience, the size of the pool,
                                                      etc. The contract with the credit
                                                      insurer also includes a maximum
                                                      exposure limit to the insurer of
                                                      10% of the loan balances. As a
                                                      result, the monthly premiums paid
                                                      are based on an estimate at the
                                                      beginning of the contract year and
                                                      any additional premiums are not due
                                                      until the end of the contract year.
                                                      We have analyzed the contract and
                                                      accrue on a monthly basis the
                                                      estimated amount payable at the end
                                                      of the contract year.


--------------------------------------------------------------------------------------------------------------------------------
Loan           Loans receivable   Interest income,    Loan origination fees and costs are   See further discussion in Note 1 to
origination                       loans receivable    netted and deferred over the life     the Consolidated Financial
fees and costs                                        of each loan. These net fees and      Statements, in the annual report -
                                                      costs are amortized into income       "Loan fee income and interest
                                                      over the life of the underlying       income on loans receivable" as well
                                                      loan using one of two methods: the    as Note 5 - "Loans Receivable",
                                                      straight-line method or the           Net" and "Loans Receivable
                                                      constant level yield method. If the   Held-for-Sale".
                                                      loan is prepaid prior to maturity,
                                                      the remaining net fees/costs are
                                                      recognized when the loan is paid
                                                      off. Included in these deferred
                                                      fees/costs is a standard loan cost.
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
                                                      The standard loan cost is
                                                      calculated for each loan class
                                                      using a model that incorporates the
                                                      costs associated with originating
                                                      and processing a loan. This cost is
                                                      netted against the qualifying fees
                                                      received from the borrower to
                                                      determine the net deferred fee or
                                                      cost associated with each loan. The
                                                      amortization of these net
                                                      fees/costs is then recognized into
                                                      income as the loan matures.
                                                      Estimates and assumptions are used
                                                      to determine the cost of each
                                                      process that is essential to
                                                      process the loan request and
                                                      originate it on our books. These
                                                      estimates mainly include the number
                                                      of hours and rate of compensation
                                                      paid to all parties involved in the
                                                      origination process of a loan.
                                                      These estimates are updated on a
                                                      yearly basis to ensure that any new
                                                      loan classes have been added and
                                                      any new processes have been
                                                      incorporated as well as
                                                      incorporating any changes in the
                                                      average compensation rates. These
                                                      estimates can vary significantly
                                                      from year to year depending upon
                                                      demand and overall mix of the
                                                      varying loan types from year to
                                                      year as well as the changes in the
                                                      processes involved in the various
                                                      kinds of loans.
--------------------------------------------------------------------------------------------------------------------------------

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

HEDGING TECHNIQUES

We review interest rate trends on a monthly basis and employ hedging techniques where appropriate. These techniques may include financial futures, options on financial futures, interest rate caps and floors, interest rate swaps, and extended commitments on future lending activities. Typically, the extent of our off-balance-sheet derivative agreements has been the use of forward loan commitments, which are used to hedge our loans held-for-sale. Additionally, in 2002 we entered into an interest rate swap with the FHLB. The purpose of the swap is to protect against potential adverse interest rate volatility that could be realized from the Trust Preferred Securities (TPS) issued in June 2002. The swap accomplishes this by fixing the interest rate payable for the first five years of the TPS' life.

NET INTEREST INCOME (NII) AND ECONOMIC VALUE OF EQUITY (EVE) SIMULATION MODEL RESULTS

                           June 30, 2004             December 31, 2003
                             Percentage                  Percentage
                               Change                      Change
-----------------------------------------------------------------------------

    Change in            Net         Economic        Net         Economic
  Interest Rates       Interest      Value of      Interest      Value of
(in basis points)       Income        Equity        Income        Equity
---------------------------------------------------------------------------
      +200             (0.01%)        (3.96%)        1.14%        (8.50%)
      +100                n/a         (1.79%)          n/a        (5.06%)
      -100             (0.70%)         0.87%        (1.18%)        2.34%
      -200                  *              *             *             *

* Because a large percentage of our loan portfolio is tied to indexes that are at historic low levels, a downward 200 bps scenario could not be computed.

NET INTEREST INCOME SIMULATION

The "Net Interest Income" figures in the above table refer to changes from a "base case" scenario, and they assume a zero-growth balance sheet and a steady increase or decrease in interest rates in the magnitudes specified over a twelve-month period. The "base case" represents our forecast of net interest income under the simulation assumptions if rates were to remain unchanged from the current rates. In the event the simulation model demonstrates that a gradual 200 basis point increase or 100 basis point (200 basis point when applicable) decrease in interest rates over the next 12 months would adversely affect our net interest income over the same period by more than 10% relative to the "base case" scenario, we would consider the indicated risk to have exceeded our internal policy limit. As illustrated in the above results, we are operating within the 10% internal policy limit.

The June 30, 2004 results of our income simulation model indicate that our net interest income would be expected to decline from its "base case" level in environments where interest rates are assumed to rise by 200 basis points (bps) or fall by 100 bps. The magnitudes of these changes, however, suggest that there is little sensitivity in net interest income over a 12-month horizon, with less than a one percent change in net interest income from the base case projection indicated in either the rising or falling rate ramp scenario.

Incorporated into the model assumptions is the observed tendency for loan and investment prepayments to accelerate in falling interest rate scenarios and slow when interest rates increase. In all interest rate scenarios, the size of the balance sheet is assumed to remain stable, regardless of interest rate movements. Implicit in this assumption are additional assumptions for increased new securities purchases and loan originations at lower interest rate levels to offset accelerated prepayments, and conversely, reduced securities purchases and loan production when rates increase and prepayments slow.

ECONOMIC VALUE OF EQUITY (EVE) SIMULATION

The EVE analysis goes beyond simulating earnings for a specified period to estimating the present value of all financial instruments in our portfolio and then analyzing how the economic value of the portfolio would be affected by various alternative interest rate scenarios. The portfolio's economic value is calculated by generating principal and interest cash flows for the entire life of all assets and liabilities, and then discounting these cash flows back to their present values. The assumed discount rate used for each projected cash flow is a current market rate, such as a LIBOR, FHLB, or swap curve rate, and from alternative instruments of comparable risk and duration. In the event the simulation model demonstrates that a 200 basis point increase or 100 basis point (200 basis point when applicable) decrease in rates would adversely affect our EVE by more than 25%, we consider the indicated risk to have exceeded our internal policy limit. Again, as illustrated in the above results, we are operating within the 25% internal policy limit.

In the simulated 200 bps upward shift of the yield curve, the discount rates used to calculate the present values of assets and liabilities will increase, causing the present values of both assets and liabilities to fall, with more prominent effects on longer-term, fixed-rate instruments. Additionally, when interest rates rise, the cash flows on our assets will typically decelerate as borrowers become less likely to prepay their loans. As the cash flows on these assets are shifted further into the future, their present values are further reduced. Based on our June 30, 2004 model results, the effects of rising rates were more pronounced for our assets, which would have declined in value by an estimated 2.99% versus an approximately 2.88% decline in the value of liabilities. Consequently, the economic value of our equity was negatively impacted in this scenario by 3.96%.

The opposite occurs when rates decline, as the discount rates used to calculate the present values of assets and liabilities decrease causing the present values of both assets and liabilities to rise. We would expect our EVE to be positively impacted in this scenario. Counteracting this effect, however, is the tendency of cash flows to accelerate in a falling rate environment, as borrowers refinance their existing loans at lower interest rates. These loan prepayments prevent the present values of these assets from increasing in a declining rate scenario, illustrating an effect referred to as negative convexity. Taking this negative convexity into account, the simulation results indicated that the impact to EVE was less pronounced in the falling rate scenario. In this case, the economic values of both assets and liabilities at June 30, 2004 were positively impacted when rates were assumed to fall by 100 bps, assets by 1.46% and liabilities by 1.53%. This resulted in a positive impact to the economic value of our equity of 0.87%.

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

Our 12-month interest rate sensitivity gap, expressed as a percentage of assets, fell from 7.9% at year-end 2003 to 2.7% at June 30, 2004. These results indicate that we remain asset sensitive, or positively gapped, with more assets than liabilities expected to mature, reprice, or prepay within the next year. The Gap report has implied an asset sensitive position for a number of quarters, dating back to September 2001. The change in the Gap was caused by the mix of the additional assets and liabilities to each side of the balance sheet, as well as the overall balance sheet growth.


                     ONE-YEAR INTEREST RATE SENSITIVITY GAP
                                 (in thousands)

                                                         6/30/2004   12/31/2003
                                                         ---------    ---------
One Year Repricing / Maturing Assets                      $651,339     $632,428
One Year Repricing / Maturing Liabilities                  625,422      564,707
                                                         ---------    ---------
One Year Gap                                             $  25,917    $  67,721
                                                         =========    =========

Total Assets                                             $ 972,704    $ 860,844
                                                         =========    =========
(June 30, 2004 figure includes off-balance-sheet item)

One Year Interest Rate Gap as a
Percentage of Assets                                          2.7%         7.9%

Consistent with the trend observed over the last year, asset growth of $112 million in the first half of 2004 was centered in assets that would not be subject to maturity or repricing in the following 12 months. These assets consisted largely of new single- and multi-family residential ARMs, typically with rates tied to one-year LIBOR or FHLB indexes, but for which the interest rate is fixed for the first three to ten years of the loan, as well as fixed-rate home improvement loans. In addition to the loan growth, we had a number of hybrid ARM securities trades settle in late June. These instruments bear a fixed interest rate for an initial period, typically three to seven years, after which their rates become adjustable annually based on a set margin over a major market index. Overall, those assets not subject to maturity or repricing within 12 months rose nearly $93 million over the first six months of 2004, accounting for roughly 83% of asset growth. Assets expected to mature or reprice within a 12-month time horizon increased approximately $19 million from their level as of December 2003.

A change in modeling procedure, rather than actual asset growth, accounted for $9 million of this $19 million repricing in the next twelve months. In 2004, we changed our methodology to reflect the interest rate swap in the gap report. In doing so, the trust preferred securities (TPS) were reclassified as variable rate liabilities, offset by the asset side of the swap, under which the Bank receives payments tied to the same quarterly adjustable rate as the TPS issuances.

Liabilities subject to maturity or repricing in the next 12 months rose approximately $61 million over the year-end level, including the $9 million increase that resulted from moving the 2002 TPS issue into the less-than-one-year category, as described above. By comparison, liabilities with maturities or expected repricing dates in excess of one year rose by $51 million compared to their year-end levels. This represented a slight departure from the trend observed last year, when roughly 75% of liability growth was subject to maturity or repricing within one year. Beginning in the first quarter of this year, we decided to extend the terms of some of our funding sources, thus locking in some longer-term funding costs at current rates and reducing the mismatch between our overall asset and liability durations. Based on this decision, our first quarter 2004 promotional deposit rates focused on 15- to 24-month certificates, rather than the seven-month term, which was promoted for most of 2003. Additionally, while our FHLB advances are typically structured with one-year terms, during the first half of 2004, we expanded our usage of advances with terms longer than 12-months, largely to match fund the previously mentioned securities settled in the second quarter.

The greater increase of liabilities maturing/repricing in the next 12 months versus assets resulted in a net $42 million reduction in our dollar gap. This gap ratio was further reduced by the overall growth in the balance sheet during the period, which increased from $861 million to $973 million, including the addition of $9 million in the off-balance-sheet interest rate swap. The combined effect of these two factors led to the decline in the one-year gap ratio from 7.9% to 2.7% of total assets.

SECURITIES

                                     ITEM 3
                                     ------

The following table sets forth certain information regarding carrying values and percentage of total carrying values of the Bank's consolidated portfolio of securities classified as available-for-sale and held-to-maturity (dollars in thousands).

                                                    --------------------------------------------------------------------------------
                                                                                        June 30,
                                                    --------------------------------------------------------------------------------
                                                                     2004                                     2003
                                                    ---------------------------------------  ---------------------------------------
Available-for-Sale:                                   Carrying Value     Percent of Total      Carrying Value     Percent of Total
                                                    ---------------------------------------  ---------------------------------------
  US Government Treasury and agency obligations         $  10,816               10%                $ 11,346               15%
  Mortgage backed securities:
       Freddie Mac                                         16,013               14%                  17,944               24%
       Ginnie Mae                                          44,227               39%                       -                0%
       Fannie Mae                                          41,344               37%                  46,887               61%
                                                     ------------------------------------       ----------------------------------
  Total mortgage-backed securities                        101,584               90%                  64,831               85%

  ---------------------------------------------------------------------------------------       ----------------------------------
  Total securities available-for-sale                   $ 112,400              100%                $ 76,177              100%
  ---------------------------------------------------------------------------------------       ----------------------------------



                                                    --------------------------------------------------------------------------------
                                                                                        June 30,
                                                    --------------------------------------------------------------------------------
                                                                     2004                                     2003
                                                    ---------------------------------------  ---------------------------------------
Held-to-Maturity:                                     Carrying Value     Percent of Total      Carrying Value     Percent of Total
                                                    ---------------------------------------  ---------------------------------------

  Municipal Bonds                                       $   1,278               15%                $  1,330               11%
  Mortgage backed securities:
       Freddie Mac                                            503                6%                     624                5%
       Fannie Mae                                           6,950               79%                   9,870               84%
                                                    -------------------------------------       ----------------------------------
  Total mortgage-backed securities                          7,453               85%                  10,494               89%
  CMO's                                                       --                 0%                      10                0%
                                                    -------------------------------------       ----------------------------------


  ---------------------------------------------------------------------------------------       ----------------------------------
  Total securities held-to-maturity                     $   8,731              100%                $ 11,834              100%
  ---------------------------------------------------------------------------------------       ----------------------------------

  -------------------------------------------------------------------                           ---------------
  Estimated Market Value                                $   8,818                                  $ 12,213
  -------------------------------------------------------------------                           ---------------

                                 ITEM 3A
                                 -------

The following table shows the maturity or period to repricing of the Bank's consolidated portfolio of securities available-for-sale and held-to-maturity (dollars in thousands):

                                                         ---------------------------------------------------------------------------
                                                                             Available-for-sale at June 30, 2004
                                                         ---------------------------------------------------------------------------
                                                           One Year or Less       Over One to Three Years   Over Three to Five Years
                                                         ---------------------------------------------------------------------------
                                                                      Weighted                  Weighted                  Weighted
                                                          Carrying     Average      Carrying     Average      Carrying     Average
                                                           Value        Yield        Value        Yield        Value        Yield
                                                         ---------------------------------------------------------------------------
AVAILABLE-FOR-SALE:
  US Government Treasury and agency obligations             $  --        0.00%       $   --        0.00%       $    --       0.00%
  Mortgage backed securities:
       Ginnie Mae                                              --          --         7,863        3.75%         1,500       4.50%
       Freddie Mac                                            346        3.29%           --        0.00%           903       5.50%
       Fannie Mae                                             532        3.34%           --        0.00%         1,789       5.50%
                                                         ---------------------------------------------------------------------------
  Total mortgage-backed securities                            878        3.32%        7,863        3.75%         4,192       5.14%
                                                         ---------------------------------------------------------------------------
  Total securities available-for-sale - Carrying Value      $ 878        3.32%       $7,863        3.75%       $ 4,192       5.14%
                                                         ---------------------------------------------------------------------------

                                                         ---------------------------------------------------------------------------
  Total securities available-for-sale - Amortized Cost      $ 854        3.32%       $7,888        3.75%       $ 4,104       5.13%
                                                         ---------------------------------------------------------------------------


                                                         ---------------------------------------------------------------------------
                                                                             Available-for-sale at June 30, 2004
                                                         ---------------------------------------------------------------------------
                                                           Over Five to Ten Years   Over Ten to Twenty Years     Over Twenty Years
                                                         ---------------------------------------------------------------------------
                                                                      Weighted                  Weighted                  Weighted
                                                          Carrying     Average      Carrying     Average      Carrying     Average
                                                           Value        Yield        Value        Yield        Value        Yield
                                                         ---------------------------------------------------------------------------
AVAILABLE-FOR-SALE:

  US Government Treasury and agency obligations           $ 5,911        4.08%     $  4,905        4.00%      $     --       0.00%
  Mortgage backed securities:
       Ginnie Mae                                              --           0%           --           0%        34,864       4.16%
       Freddie Mac                                          4,283        3.50%        8,523        4.50%         1,958       3.77%
       Fannie Mae                                              --        0.00%       34,143        4.31%         4,880       4.13%
                                                         ---------------------------------------------------------------------------
  Total mortgage-backed securities                          4,283        3.50%       42,666        4.49%        41,702       4.14%
                                                         ---------------------------------------------------------------------------
  Total securities available-for-sale - Carrying Value    $10,194        3.84%     $ 47,571        4.31%      $ 41,702       4.14%
                                                         ---------------------------------------------------------------------------

                                                         ---------------------------------------------------------------------------
  Total securities available-for-sale - Amortized Cost    $10,464        3.83%     $ 49,156        4.31%      $ 41,722       4.13%
                                                         ---------------------------------------------------------------------------


                                                         -----------------------
                                                          Available-for-sale at
                                                              June 30, 2004
                                                         -----------------------
                                                                   Total
                                                         -----------------------
                                                                       Weighted
                                                           Carrying     Average
                                                            Value        Yield
                                                         -----------------------
AVAILABLE-FOR-SALE:

  US Government Treasury and agency obligations           $  10,816      4.05%
  Mortgage backed securities:
       Ginnie Mae                                            44,227      4.10%
       Freddie Mac                                           16,013      4.17%
       Fannie Mae                                            41,344      4.32%
                                                         -----------------------
  Total mortgage-backed securities                          101,584      4.26%
                                                         -----------------------
  Total securities available-for-sale - Carrying Value    $ 112,400      4.19%
                                                         -----------------------

                                                         -----------------------
  Total securities available-for-sale - Amortized Cost    $ 114,188      4.19%
                                                         -----------------------

                                                         ---------------------------------------------------------------------------
                                                                             Held-to-Maturity at June 30, 2004
                                                         ---------------------------------------------------------------------------
                                                           One Year or Less       Over One to Three Years   Over Three to Five Years
                                                         ---------------------------------------------------------------------------
                                                                      Weighted                  Weighted                  Weighted
                                                          Carrying     Average      Carrying     Average      Carrying     Average
                                                           Value        Yield        Value        Yield        Value        Yield
                                                         ---------------------------------------------------------------------------
HELD-TO-MATURITY:
  Municipal Bonds                                         $    --        0.00%     $     --        0.00%      $     --       0.00%
  Mortgage backed securities:
       Freddie Mac                                            503        3.48%           --        0.00%            --       0.00%
       Fannie Mae                                           2,361        4.27%        1,628        5.66%         2,026       2.45%
                                                         ---------------------------------------------------------------------------
  Total mortgage-backed securities                          2,864        4.13%        1,628        5.66%         2,026       2.45%
                                                         ---------------------------------------------------------------------------
  Total securities held-to-maturity - Carrying Value      $ 2,864        4.13%     $  1,628        5.66%      $  2,026       2.45%
                                                         ---------------------------------------------------------------------------

                                                         ---------------------------------------------------------------------------
  Total securities held-to-maturity - Fair Market Value   $ 2,941        4.12%     $  1,672        5.66%      $  2,039       2.52%
                                                         ---------------------------------------------------------------------------


                                                         ---------------------------------------------------------------------------
                                                                             Held-to-Maturity at June 30, 2004
                                                         ---------------------------------------------------------------------------
                                                         Over Five to Ten Years   Over Ten to Twenty Years      Over Twenty Years
                                                         ---------------------------------------------------------------------------
                                                                      Weighted                  Weighted                  Weighted
                                                          Carrying     Average      Carrying     Average      Carrying     Average
                                                           Value        Yield        Value        Yield        Value        Yield
                                                         ---------------------------------------------------------------------------
HELD-TO-MATURITY:

  Municipal Bonds                                         $   --         0.00%      $   220        5.38%       $ 1,058       6.20%
  Mortgage backed securities:
       Freddie Mac                                            --         0.00%           --        0.00%            --       0.00%
       Fannie Mae                                             --         0.00%          935        4.50%            --       0.00%
                                                         ---------------------------------------------------------------------------
  Total mortgage-backed securities                            --         0.00%          935        4.50%            --       0.00%
                                                         ---------------------------------------------------------------------------
  Total securities held-to-maturity - Carrying Value      $   --         0.00%      $ 1,155        4.66%       $ 1,058       6.20%
                                                         ---------------------------------------------------------------------------

                                                         ---------------------------------------------------------------------------
  Total securities held-to-maturity - Fair Market Value   $   --         0.00%      $ 1,127        4.67%       $ 1,039       6.22%
                                                         ---------------------------------------------------------------------------


                                                         -----------------------
                                                            Held-to-Maturity
                                                            at June 30, 2004
                                                         -----------------------
                                                                  Total
                                                         -----------------------
                                                                      Weighted
                                                          Carrying     Average
                                                           Value        Yield
                                                         -----------------------
HELD-TO-MATURITY:

  Municipal Bonds                                         $ 1,278        6.06%
  Mortgage backed securities:
       Freddie Mac                                            503        3.48%
       Fannie Mae                                           6,950        4.09%
                                                         -----------------------
  Total mortgage-backed securities                          7,453        4.07%
                                                         -----------------------
  Total securities held-to-maturity - Carrying Value      $ 8,731        4.34%
                                                         -----------------------

                                                         -----------------------
  Total securities held-to-maturity - Fair Market Value   $ 8,818        4.36%
                                                         -----------------------

ITEM 4. Controls and Procedures

The Bank's Chief Executive Officer and Chief Financial Officer and other appropriate officers have evaluated the Bank's disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission's rules and forms, and have concluded that, although there are inherent limitations in all control systems and although we apply certain reasonable cost/benefit considerations to the design of our disclosure controls and procedures, as of June 30, 2004 those disclosure controls and procedures are effective.

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


PART II: OTHER INFORMATION

ITEM 1. Legal Proceedings

At June 30, 2004, the Company was not engaged in any litigation, which in the opinion of management, after consultation with its legal counsel, would be material to the Company.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

CLASS I DIRECTORS, term expires in 2005
---------------------------------------

Janine Florence
F. Kemper Freeman, Jr.
Robert J. Herbold
Victor E. Parker

CLASS II DIRECTORS, term expires in 2006
----------------------------------------

James J. Doud, Jr.
Richard S. Sprague
Robert C. Wallace


ITEM 5. Other Information

(a) On June 24, 2004 our Board of Directors approved amendments to our Bylaws that eliminated some provisions that were applicable to the Bank, but not the Company as a holding company, that incorporated some new corporate governance provisions into the Bylaws and that made some "housekeeping" modifications. Among other items, the new Bylaws:

            (i) Provide that shareholders who wish to bring a proper corporate business proposal before any annual or special meeting must provide information to the Company with the proposal regarding the business to be brought before the meeting, the name of the proposing shareholder(s) and any substantial interest of such shareholder in the proposed business. The provision that any such proposal must be received by the Company at least 120 calendar days before the meeting was not modified.

            (ii) Provide that a majority of the outstanding shares of the Company need be present or represented at a shareholders meeting in order to constitute a quorum. The Company's Articles and Bylaws have previously provided that only one-third of the outstanding shares would constitute a quorum. The Board intends to seek shareholder approval for a similar change in the Articles of Incorporation at the next annual meeting.

            (iii) Eliminated a provision that any shares voted by a director had to be in his or her name.

            (iv) Added a provision that any transactions between the Company and a director or officer or an affiliate of a director or officer must be fair and reasonable to the Company and must be approved by either the shareholders or the disinterested members of the Board after a disclosure of the material aspects of the relationship or must otherwise be determined to have been fair to the Company.

            (v) Provide for certain corporate governance elements involving the Company's Audit, Nominations and Compensation Committees which incorporate certain matters be applicable to the Company pursuant to the NASDAQ Guidelines.


A copy of the amended and restated Bylaws is attached to this Quarterly Report as Exhibit 3.3.

ITEM 6. Exhibits and Reports on Form 8-K

     (a)

        (3.1) Articles of Incorporation, incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 21, 2000.

        (3.2) Amendment to Articles of Incorporation, incorporated by reference on Form 10-Q filed with the SEC on May 13, 2002.

        (3.3)  Bylaws (as amended and restated), effective as of June 24, 2004.

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


Date: August 13, 2004                 FIRST MUTUAL BANCSHARES, INC.




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