Form 10-Q
period 2004-09-30
FIRST MUTUAL BANCSHARES INC
filed 2004-11-12
CIK 1098337

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

 (Mark One)

    [X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the quarterly period ended September 30, 2004

                                       OR

    [_] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the transition period from ______ to ______

                        Commission File Number 005-57091



                          FIRST MUTUAL BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           WASHINGTON                                    91-2005970
           ----------                                    ----------
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

                       Yes [X]                No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                       Yes [X]                No [_]

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date. November 12, 2004   5,285,414
================================================================================

                          FIRST MUTUAL BANCSHARES, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                               September 30, 2004

                                TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----

PART I: FINANCIAL INFORMATION....................................................................    1
               Forward-Looking Statements Disclaimer.............................................    1
   ITEM 1. Financial Statements..................................................................    1
   ITEM 2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations.............................................................   16
                    General......................................................................   16
                    Overview.....................................................................   16
                    Results of Operations........................................................   18
                         Net Income..............................................................   18
                         Net Interest Income.....................................................   18
                         Noninterest Income......................................................   20
                         Noninterest Expense.....................................................   22
                    Financial Condition..........................................................   26
                    Asset Quality................................................................   28
                    Portfolio Information........................................................   29
                    Deposit Information..........................................................   31
                    Business Segments............................................................   31
                         Consumer Lending........................................................   32
                         Residential Lending.....................................................   34
                         Business Banking Lending................................................   35
                         Income Property Lending.................................................   36
                    Liquidity....................................................................   37
                    Planned Expenditures for Plant and Equipment.................................   39
                    Capital......................................................................   40
   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk............................   41
   ITEM 4. Controls and Procedures...............................................................   49

PART II: OTHER INFORMATION.......................................................................   49
   ITEM 1. Legal Proceedings.....................................................................   49
   ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds...........................   49
   ITEM 3. Defaults Upon Senior Securities.......................................................   50
   ITEM 4. Submission of Matters to a Vote of Security Holders...................................   50
   ITEM 5. Other Information.....................................................................   50
   ITEM 6. Exhibits..............................................................................   50
SIGNATURES.......................................................................................   51
CERTIFICATIONS

PART I: FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS DISCLAIMER
-------------------------------------

Our Form 10-Q contains statements concerning future operations, trends, expectations, plans, capabilities, and prospects of First Mutual Bancshares, Inc. and First Mutual Bank (together, the "Bank") that are forward-looking statements for the purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include references to our goals and expectations regarding net income, return on equity and interest rate margins, our anticipated loan production and quality and growth and sales of loans and investment securities, references to trends in income and expenses and anticipated banking center expansion, observations pertaining to the potential disparate movement and repricing of assets and liabilities, and information based on our market risk models and analysis. Although we believe that the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, operations, and prospects, these forward-looking statements are subject to numerous uncertainties and risks, and actual events, results, and developments will ultimately differ from the expectations and may differ materially from those expressed or implied in such forward-looking statements. Factors which could affect actual results include economic conditions in our market area and the nation as a whole, interest rate fluctuations, the impact of competitive products, services, and pricing, credit risk management, our ability to control our costs and expenses, loan delinquency rates, and the legislative and regulatory changes affecting the banking industry. There are other risks and uncertainties that could affect us which are discussed from time to time in our filings with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We are not responsible for updating any such forward-looking statements.


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

ITEM 1. FINANCIAL STATEMENTS


                          FIRST MUTUAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                   September 30,   December 31,
                                                       2004            2003
                                                   ------------    ------------
ASSETS:                                                     (Unaudited)

CASH AND CASH EQUIVALENTS:
  Interest-earning deposits                           $ 244,499       $ 845,607
  Noninterest-earning demand deposits
    and cash on hand                                 14,152,844       6,581,448
                                                   ------------    ------------

                                                     14,397,343       7,427,055

MORTGAGE-BACKED AND OTHER SECURITIES
  AVAILABLE-FOR-SALE                                122,582,506      77,623,789

LOANS RECEIVABLE, HELD-FOR-SALE                      16,300,328      10,143,319

MORTGAGE-BACKED AND OTHER SECURITIES
   HELD-TO-MATURITY                                   7,980,387       8,903,441

  LOANS RECEIVABLE                                  785,920,927     723,710,645
  RESERVE FOR LOAN LOSSES                            (9,156,889)     (8,406,198)
                                                   ------------    ------------

LOANS RECEIVABLE, net                               776,764,038     715,304,447

ACCRUED INTEREST RECEIVABLE                           4,141,786       3,649,032

LAND, BUILDINGS AND EQUIPMENT, net                   25,100,882      24,180,509

REAL ESTATE HELD-FOR -SALE                               98,004             --

FEDERAL HOME LOAN BANK (FHLB) STOCK,                 12,918,700      11,035,500
     at cost

SERVICING ASSETS                                      1,235,071         468,413

OTHER ASSETS                                          1,644,754       2,108,572
                                                   ------------    ------------
TOTAL                                              $983,163,799    $860,844,077
                                                   ============    ============

                          FIRST MUTUAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Continued)


                                                   September 30,   December 31,
                                                       2004            2003
                                                   ------------    ------------
                                                           (Unaudited)
LIABILITIES:
  Deposits:
    Money market deposit and
      checking accounts                            $236,442,189    $191,948,350
    Regular savings                                   8,374,921       8,710,867
    Time deposits                                   413,484,391     383,231,431
                                                   ------------    ------------

               Total deposits                       658,301,501     583,890,648

  Drafts payable                                        493,235         357,256
  Accounts payable and other liabilities             13,493,495      12,899,194
  Advance payments by borrowers for
    taxes and insurance                               3,262,387       1,727,345
  FHLB advances                                     231,627,264     193,642,878
  Other advances                                      1,000,000         500,000
  Long term debentures payable                       17,000,000      17,000,000
                                                   ------------    ------------
               Total liabilities                    925,177,882     810,017,321

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value-
    Authorized, 10,000,000 shares
    Issued and outstanding, 5,285,414
    and 4,729,693 shares, respectively                5,285,414       4,729,693
  Additional paid-in capital                         45,573,016      33,678,181
  Retained earnings                                   7,435,398      12,832,652
  Accumulated other comprehensive income(loss):
    Unrealized (loss) on securities
    available-for-sale and interest rate
    swap, net of federal income tax                    (307,911)       (413,770)
                                                   ------------    ------------
               Total stockholders' equity            57,985,917      50,826,756
                                                   ------------    ------------
TOTAL                                              $983,163,799    $860,844,077
                                                   ============    ============

                          FIRST MUTUAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                            Quarters ended September 30,      Nine months ended September 30,
                                            ----------------------------      -------------------------------
                                               2004             2003               2004              2003
                                           -----------      -----------        -----------       -----------
                                                    (Unaudited)                          (Unaudited)

INTEREST INCOME:
  Loans Receivable                         $12,722,386      $11,491,346        $36,925,337       $33,685,016
  Interest on AFS Securities                 1,209,939          722,572          2,872,226         2,059,613
  Interest on HTM Securities                   102,647          138,640            319,006           511,857
  Interest Other                               150,566          171,534            434,633           552,708
                                           -----------      -----------        -----------       -----------
                                            14,185,538       12,524,092         40,551,202        36,809,194

INTEREST EXPENSE:
  Deposits                                   3,106,614        2,965,163          8,965,459         8,995,474
  FHLB advances and other                    1,819,608        1,648,206          4,979,575         5,390,805
                                           -----------      -----------        -----------       -----------
                                             4,926,222        4,613,369         13,945,034        14,386,279
                                           -----------      -----------        -----------       -----------

  Net interest income                        9,259,316        7,910,723         26,606,168        22,422,915

PROVISION FOR LOAN LOSSES                      525,000          350,000          1,215,000           810,000
                                           -----------      -----------        -----------       -----------

  Net interest income, after provision
  for loan losses                            8,734,316        7,560,723         25,391,168        21,612,915

NONINTEREST INCOME:
  Gain on sales of loans                       528,065          281,978          1,195,328           661,035
  Servicing fees, net of amortization           88,825           17,574            202,466            47,071
  Gain on sales of investments                     --           189,041             70,870           662,564
  Fees on deposits                             147,569          132,123            438,734           383,411
  Other                                        424,588          336,527          1,107,688         1,072,054
                                           -----------      -----------        -----------       -----------

   Total noninterest income                  1,189,047          957,243          3,015,086         2,826,135

                          FIRST MUTUAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Continued)

                                                Quarters ended September 30,   Nine months ended September 30,
                                                ----------------------------   -------------------------------
                                                     2004           2003             2004          2003
                                                 -----------    -----------      -----------    -----------
                                                        (Unaudited)                     (Unaudited)

NONINTEREST EXPENSE:
  Salaries and employee benefits                 $ 3,553,389    $ 2,955,713      $10,208,582    $ 8,942,596
  Occupancy                                          674,449        620,437        2,018,962      1,780,449
  Other                                            1,861,167      1,512,191        5,541,761      4,066,078
                                                 -----------    -----------      -----------    -----------

  Total noninterest expense                        6,089,005      5,088,341       17,769,305     14,789,123
                                                 -----------    -----------      -----------    -----------

  Income before federal income taxes               3,834,358      3,429,625       10,636,949      9,649,927

FEDERAL INCOME TAXES                               1,308,553      1,160,400        3,610,153      3,263,927
                                                 -----------    -----------      -----------    -----------

NET INCOME                                       $ 2,525,805    $ 2,269,225      $ 7,026,796    $ 6,386,000
                                                 ===========    ===========      ===========    ===========
PER SHARE DATA:

Basic earnings per common share                  $      0.48    $      0.44      $      1.34    $      1.23


Earnings per common share, assuming dilution     $      0.46    $      0.42      $      1.28    $      1.20


WEIGHTED AVERAGE SHARES OUTSTANDING                5,279,971      5,185,909        5,256,990      5,173,914

WEIGHTED AVERAGE SHARES OUTSTANDING
  INCLUDING DILUTIVE STOCK OPTIONS                 5,529,531      5,374,523        5,505,854      5,325,814

                 FIRST MUTUAL BANCSHARES, INC, AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                                                          Accumulated
                                                             Common Stock        Additional              Comprehensive
                                                        ----------------------    Paid-in      Retained      Income
                                                          Shares      Amount      Capital      Earnings      (Loss)       Total
                                                        ----------  ----------  -----------  -----------  -----------  -----------
BALANCE, December 31, 2001                               4,725,966  $4,725,966  $31,411,296  $16,025,853  $  (191,818) $51,971,297
                                                        ----------  ----------  -----------  -----------  -----------  -----------

Comprehensive income:
 Net income                                                                                    7,797,370                 7,797,370
 Other comprehensive income (loss), net of tax:
  Unrealized gain on securities available-for-sale                                                          1,391,521    1,391,521
  Unrealized (loss) on interest rate swap                                                                    (405,862)    (405,862)
                                                                                                                       -----------
Total comprehensive income                                                                                               8,783,029
Options exercised, including tax benefit of $169,903        67,573      67,573      551,848                                619,421
Retirement of shares repurchased                        (1,019,256) (1,019,256) (13,963,793)    (815,419)              (15,798,468)
10% stock dividend                                         472,883     472,883    6,029,259   (6,502,142)                      --
Cash dividend declared ($0.28 per share)                                                      (1,291,442)               (1,291,442)
                                                        ----------  ----------  -----------  -----------  -----------  -----------

BALANCE, December 31, 2002                               4,247,166   4,247,166   24,028,610   15,214,220      793,841   44,283,837
                                                        ----------  ----------  -----------  -----------  -----------  -----------

Comprehensive income:
 Net income                                                                                    8,395,738                 8,395,738
 Other comprehensive income (loss), net of tax:
  Unrealized gain on securities available-for-sale                                                             87,186       87,186
  Unrealized (loss) on interest rate swap                                                                  (1,294,797)  (1,294,797)
                                                                                                                       -----------
Total comprehensive income                                                                                               7,188,127
Options exercised, including tax benefit of $219,124        53,040      53,040      571,618                                624,658
Issuance of stock through employees' stock plans             1,386       1,386       23,617                                 25,003
10% stock dividend                                         428,101     428,101    9,054,336   (9,482,437)                      --
Cash dividend declared ($0.28 per share)                                                      (1,294,869)               (1,294,869)
                                                        ----------  ----------  -----------  -----------  -----------  -----------

BALANCE, December 31, 2003                               4,729,693   4,729,693   33,678,181   12,832,652     (413,770)  50,826,756
                                                        ==========  ==========  ===========  ===========  ===========  ===========


Comprehensive income:
 Net income                                                                                    7,026,796                 7,026,796
 Other comprehensive income (loss), net of tax:
  Unrealized gain on securities available-for-sale                                                                836          836
  Unrealized gain on interest rate swap                                                                       105,023      105,023
                                                                                                                       -----------
  Total comprehensive income                                                                                             7,132,655
  Options exercised, including tax benefit of $337,052      77,622      77,622    1,116,000                              1,193,622
  Issuance of stock through employees' stock plans           2,019       2,019       47,992                                 50,011
  10% stock dividend                                       476,080     476,080   10,730,843  (11,206,923)                      --
  Cash dividend declared ($0.23 per share)                                                    (1,217,127)               (1,217,127)
                                                        ----------  ----------  -----------  -----------  -----------  -----------

BALANCE, September 30, 2004                              5,285,414  $5,285,414  $45,573,016  $ 7,435,398  $  (307,911) $57,985,917
                                                        ==========  ==========  ===========  ===========  ===========  ===========

                          FIRST MUTUAL BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Nine months ended September 30,
                                                              -------------------------------
                                                                   2004               2003
                                                              ------------       ------------
                                                                        (Unaudited)

OPERATING ACTIVITIES:
    Net income                                                $  7,026,796       $  6,386,000
    Adjustments to reconcile net income to net cash
              from operating activities:
        Provision for loan losses                                1,215,000            810,000
        Depreciation and amortization                            1,027,413            809,027
        Deferred loan origination fees, net of accretion           (51,829)        (1,080,520)
        Amortization of servicing assets                           543,144             40,859
        Gain on sales of loans                                  (1,195,327)          (661,037)
        Gain on sale of securities available-for-sale              (70,870)          (662,563)
        Loss on sale of repossed assets                              7,200                --
        FHLB stock dividends                                      (338,800)          (455,000)
        Changes in operating assets & liabilities:
             Loans receivable held-for-sale                     (6,157,009)         1,030,529
             Accrued interest receivable                          (492,754)          (217,694)
             Other assets                                          463,818             71,733
             Drafts payable                                        135,979             16,347
             Accounts payable and other liabilities                449,692         (1,462,700)
             Advance payments by borrowers for taxes
               and insurance                                     1,535,042          1,284,161
                                                              ------------       ------------

    Net cash provided by operating activities                    4,097,495          5,909,142
                                                              ------------       ------------

INVESTING ACTIVITIES:
  Loan originations                                           (267,703,629)      (259,630,209)
  Loan principal repayments                                    189,454,472        154,774,527
  Increase in undisbursed loan proceeds                         15,783,029         27,310,743
  Principal repayments & redemptions on
    mortgage-backed and other securities                        10,196,197         33,711,894
  Purchase of securities held-to-maturity                       (1,126,983)        (1,098,881)
  Purchase of securities available-for-sale                    (55,243,492)       (67,699,719)
  Purchases of premises and equipment                           (1,900,661)       (13,752,620)
  Purchase of FHLB stock                                        (1,544,400)               --
  Proceeds from sale of securities                               2,228,958         25,442,072
                                                              ------------       ------------

   Net cash (used) by investing activities                    (109,856,509)      (100,942,193)

                          FIRST MUTUAL BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                              Nine months ended September 30,
                                                              -------------------------------
                                                                   2004             2003
                                                               ------------     ------------
                                                                        (Unaudited)

FINANCING ACTIVITIES:
     Net increase in deposit accounts                          $ 66,064,933     $ 50,000,917
     Interest credited to deposit accounts                        8,345,920        8,555,690
     Proceeds from long-term debentures
       (trust preferred securities)                                     --         4,000,000
     Issuance of stock through employees's stock plans               50,011           25,003
     Proceeds from advances                                     733,007,196      365,860,754
     Repayment of advances                                     (694,522,810)    (337,886,832)
     Dividends paid                                              (1,072,518)        (930,810)
     Proceeds from exercise of stock options                        856,570          285,242
                                                               ------------     ------------

     Net cash provided by financing activities                  112,729,302       89,909,964
                                                               ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                 $  6,970,288     $ (5,123,087)

CASH & CASH EQUIVALENTS:
  Beginning of year                                               7,427,055       14,971,527
                                                               ------------     ------------
  End of quarter                                               $ 14,397,343     $  9,848,440
                                                               ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
           INFORMATION:
     Loans originated for mortgage banking activities          $ 79,779,185     $ 67,009,444
                                                               ============     ============

     Loans originated for investment activities                $267,703,629     $259,630,209
                                                               ============     ============

     Proceeds from sales of loans held-for-sale                $ 73,622,176     $ 68,039,973
                                                               ============     ============
     Cash paid during the year for:
            Interest                                           $ 13,819,639     $ 14,604,857
                                                               ============     ============

            Income taxes                                       $  2,528,000     $  2,566,000
                                                               ============     ============

SUPPLEMENTAL DISCLOSURES OF NONCASH
           INVESTING ACTIVITIES:

     Loans transferred to real estate
             held-for-sale, net                                $     98,004     $    214,703
                                                               ============     ============

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

                                              Quarters Ended September 30,      Nine Months Ended September 30,
                                              ----------------------------      -------------------------------
                                                  2004             2003              2004             2003
                                              -----------      -----------       -----------      -----------
Net Income, as reported                       $ 2,525,805      $ 2,269,225       $ 7,026,796      $ 6,386,000
Deduct:  Total stock-based employee/
     director compensation expense
     determined under fair value based
     method for all awards, net of related
     tax effects                                 (123,956)        (111,274)         (321,091)        (216,187)
                                              -----------      -----------       -----------      -----------
Pro forma net income                          $ 2,401,849      $ 2,157,951       $ 6,705,705      $ 6,169,813
                                              ===========      ===========       ===========      ===========
Earnings per share:

     Basic - as reported                           $ 0.48           $ 0.44            $ 1.34           $ 1.23
     Basic - pro forma                             $ 0.45           $ 0.42            $ 1.28           $ 1.19

     Diluted - as reported                         $ 0.46           $ 0.42            $ 1.28           $ 1.20
     Diluted - pro forma                           $ 0.43           $ 0.40            $ 1.22           $ 1.16

Weighted average shares outstanding:

     Basic                                      5,279,971        5,185,909         5,256,990        5,173,914
     Diluted                                    5,529,531        5,374,523         5,505,854        5,325,814

The compensation expense included in the pro forma net income and net income per share figures in the previous table are not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards generally are made each year.

NOTE 2.

MORTGAGE-BACKED AND OTHER SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair value of securities available-for-sale at September 30, 2004, and December 31, 2003 are summarized as follows:

                                                            Gross         Gross
                                              Gross      unrealized    unrealized       Estimated
                             Amortized      unrealized   losses less   losses more        fair
                                cost          gains      than 1 Year   than 1 Year        value
                           ------------     ---------     ---------     ---------     ------------
SEPTEMBER 30, 2004
Freddie Mac securities     $ 15,910,294     $  45,811     $     --      $ 155,727     $ 15,800,378
Fannie Mae securities        40,580,828       150,844        57,254       252,379       40,422,039
Ginnie Mae securities        43,262,740        73,506        69,096           --        43,267,150
US agency securities         22,983,282       121,658        12,000           --        23,092,940
                           ------------     ---------     ---------     ---------     ------------
                           $122,737,144     $ 391,819     $ 138,350     $ 408,106     $122,582,507
                           ============     =========     =========     =========     ============

DECEMBER 31, 2003
Freddie Mac securities     $ 15,708,833     $  60,174     $ 222,620     $     --      $ 15,546,387
Fannie Mae securities        43,069,484       292,309       324,031           --        43,037,762
Ginnie Mae securities         8,010,938           --        24,688            --         7,986,250
US agency securities         10,980,831       105,409        32,850           --        11,053,390
                           ------------     ---------     ---------     ---------     ------------
                           $ 77,770,086     $ 457,892     $ 604,189     $     --      $ 77,623,789
                           ============     =========     =========     =========     ============

     Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Bank has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. At September 30, 2004 and December 31, 2003 there were 13 and 8 investment securities with unrealized losses, respectively. The Bank anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.


NOTE 3.

MORTGAGE-BACKED AND OTHER SECURITIES HELD-TO-MATURITY

The amortized cost and estimated fair value of mortgage-backed and other securities are summarized as follows:

                                                            Gross         Gross
                                              Gross      unrealized    unrealized       Estimated
                             Amortized      unrealized   losses less   losses more        fair
                                cost          gains      than 1 Year   than 1 Year        value
                           ------------     ---------     ---------     ---------     ------------
September 30, 2004
Fannie Mae securities      $  6,262,886     $ 146,390     $  15,404     $     --      $  6,393,872
Freddie Mac securities          497,641        12,620           --            --           510,261
Municipal bonds               1,219,860         3,916           --          5,162        1,218,614
                           ------------     ---------     ---------     ---------     ------------
                           $  7,980,387     $ 162,926     $  15,404     $   5,162     $  8,122,747
                           ============     =========     =========     =========     ============

December 31, 2003
Fannie Mae securities      $  7,028,766     $ 217,292     $   2,118     $     --      $  7,243,940
Freddie Mac securities          549,870        11,925           --            --           561,795
Municipal bonds               1,324,283         2,598           --         23,503        1,303,378
REMICs                              522           --            --            --               522
                           ------------     ---------     ---------     ---------     ------------
                           $  8,903,441     $ 231,815     $   2,118     $  23,503     $  9,109,635
                           ============     =========     =========     =========     ============

     Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Bank has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. At September 30, 2004 and December 31, 2003 there were 3 and 2 investment securities with unrealized losses, respectively. The Bank anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

NOTE 4.

NONPERFORMING ASSETS

The Bank had nonperforming assets as follows:

                                        September 30, 2004    December 31, 2003
                                        ------------------    -----------------

Nonperforming loans                         $   899,055           $  526,869

Real Estate and Repossessed assets
  held-for-sale                                 101,004               11,200
                                            -----------           ----------
Total Nonperforming Assets                  $ 1,000,059           $  538,069
                                            ===========           ==========

At September 30, 2004 and December 31, 2003, the Bank had three impaired loans totaling $139,886, and $16,445, respectively defined under Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan."


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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for quarters and nine months ending September 30, 2004 and September 30, 2003:

                                                                 Income             Shares          Per share
                                                               (numerator)       (denominator)        amount
                                                              ------------------------------------------------
Quarter ended September 30, 2004
        Basic EPS:
               Income available to common shareholders         $ 2,525,805          5,279,971         $ 0.48
                                                                                                   ===========
         Effect of dilutive stock options                              --             249,560
                                                              -------------        -----------
         Diluted EPS:
               Income available to common shareholders
                  plus assumed stock options exercised         $ 2,525,805          5,529,531         $ 0.46
                                                              ================================================


Nine months ended September 30, 2004
        Basic EPS:
               Income available to common shareholders         $ 7,026,796          5,256,990         $ 1.34
                                                                                                   ===========
         Effect of dilutive stock options                              --             248,864
                                                              -------------        -----------
         Diluted EPS:
               Income available to common shareholders
                  plus assumed stock options exercised         $ 7,026,796          5,505,854         $ 1.28
                                                              ================================================


Quarter ended September 30, 2003
        Basic EPS:
               Income available to common shareholders         $ 2,269,225          5,185,909         $ 0.44
                                                                                                   ===========
         Effect of dilutive stock options                              --             188,614
                                                              -------------        -----------
         Diluted EPS:
               Income available to common shareholders
                  plus assumed stock options exercised         $ 2,269,225          5,374,523         $ 0.42
                                                              ================================================


Nine months ended September 30, 2003
        Basic EPS:
               Income available to common shareholders         $ 6,386,000          5,173,914         $ 1.23
                                                                                                   ===========
         Effect of dilutive stock options                              --             151,900
                                                              -------------        -----------
         Diluted EPS:
               Income available to common shareholders
                  plus assumed stock options exercised         $ 6,386,000          5,325,814         $ 1.20
                                                              ================================================

NOTE 6.

RATE VOLUME ANALYSIS                                  THIRD QUARTER 2004                NINE MONTHS ENDED SEPT 30, 2004
(Dollars in thousands)                                         VS                                     VS
                                                      THIRD QUARTER 2003                NINE MONTHS ENDED SEPT 30, 2003
                                                  INCREASE (DECREASE) DUE TO              INCREASE (DECREASE) DUE TO

                                                                         TOTAL                                    TOTAL
                                                VOLUME       RATE        CHANGE        VOLUME       RATE          CHANGE
--------------------------------------------------------------------------------      -----------------------------------
INTEREST INCOME
     Investments:
        Available-for-sale securities          $   424      $   63      $   487       $   889      $   (77)      $   812
        Held-to-maturity securities                (32)         (4)         (36)         (188)          (3)         (191)
        Other equity investments                    13         (33)         (20)           29         (146)         (117)
                                               ---------------------------------      -----------------------------------
          Total investments                        405          26          431           730         (226)          504
                                               ---------------------------------      -----------------------------------

     Loans:
        Residential                            $   744      $ (127)     $   617       $ 2,072      $  (391)      $ 1,681
        Residential construction                   419          40          459         1,576           21         1,597
        Multifamily                                193        (370)        (177)          359       (1,229)         (870)
        Multifamily construction                    21         (37)         (16)          144          (83)           61
        Commercial real estate and business        (88)       (117)        (205)         (123)        (995)       (1,118)
        Commercial real estate construction         31          33           64            21           66            87
        Consumer & other                           360         128          488         1,296          504         1,800
                                               ---------------------------------      -----------------------------------
          Total loans                            1,680        (450)       1,230         5,345       (2,107)        3,238
                                               ---------------------------------      -----------------------------------

               Total interest income           $ 2,085      $ (424)     $ 1,661       $ 6,075      $(2,333)      $ 3,742

INTEREST EXPENSE
     Deposits:
        Money market deposit and checking      $   175      $  (16)       $ 159       $   519      $   (55)      $   464
        Regular savings                            --          --           --             -            (1)           (1)
        Time deposits                              410        (427)         (17)        1,036       (1,528)         (492)
                                               ---------------------------------      -----------------------------------
          Total deposits                           585        (443)         142         1,555       (1,584)          (29)

     FHLB advances and other                       270         (98)         172           882       (1,293)         (411)
                                               ---------------------------------      -----------------------------------
          Total interest expense                   855        (541)         314         2,437       (2,877)         (440)


           Net interest income                 $ 1,230      $  117      $ 1,347       $ 3,638      $   544       $ 4,182
                                               =================================      ===================================

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

     Residential Lending - Residential lending offers loans to borrowers to purchase, refinance, or build homes secured by one-to-four-unit family dwellings. They also finance the purchase or refinance of buildable residential lots. This segment also sells loans into the secondary market. We may choose to retain or sell the right to service the loans sold (i.e., collection of principal and interest payments) depending upon market conditions.

     Business Banking - Business banking offers a full range of banking services to small and medium sized businesses including deposit and cash management products, loans to finance receivables, inventory, equipment as well as permanent and interim construction loans for commercial real estate. The underlying real estate collateral or business asset being financed typically secures these loans.

     Income Property Lending - Income Property Lending offers permanent and interim construction loans for multifamily housing (over four units), commercial real estate properties, and spec single-family construction. The underlying real estate collateral being financed typically secures these loans.

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

Financial information for the Bank's segments is shown below for Sept 30, 2004, 2003, and 2002:

                                                                                     BUSINESS           INCOME
                                                 CONSUMER         RESIDENTIAL         BANKING          PROPERTY
QUARTER ENDED SEPTEMBER 30:                       LENDING           LENDING           LENDING           LENDING            TOTALS
---------------------------                     -----------       -----------       -----------       -----------       -----------
Interest income                      2004       $ 2,368,071       $ 4,057,970       $ 1,478,372       $ 6,281,125       $14,185,538
                                     2003         1,791,768         3,015,371         1,352,364         6,364,589        12,524,092
                                     2002         1,134,217         2,495,645         1,397,734         7,179,274        12,206,870

Interest Expense                     2004           655,417         1,609,897           384,618         2,276,290         4,926,222
                                     2003           578,637         1,306,029           325,779         2,402,924         4,613,369
                                     2002           527,702         1,198,066           531,344         3,137,849         5,394,961

Net Interest Income                  2004         1,712,654         2,448,073         1,093,754         4,004,835         9,259,316
                                     2003         1,213,131         1,709,342         1,026,585         3,961,665         7,910,723
                                     2002           606,515         1,297,579           866,390         4,041,425         6,811,909

Provision for loan losses            2004           132,290           208,765            45,310           138,635           525,000
                                     2003            99,351            33,740            48,397           168,512           350,000
                                     2002           137,991            59,876            67,447           384,686           650,000
Net interest income, after
provision for loan losses            2004         1,580,364         2,239,308         1,048,444         3,866,200         8,734,316
                                     2003         1,113,780         1,675,602           978,188         3,793,153         7,560,723
                                     2002           468,524         1,237,703           798,943         3,656,739         6,161,909

Noninterest income                   2004           575,549           289,897           108,352           215,249         1,189,047
                                     2003           178,422           331,840            93,559           353,422           957,243
                                     2002           169,799           473,018            84,911           351,482         1,079,210

Noninterest expense                  2004         1,524,205         1,512,514         1,269,703         1,782,583         6,089,005
                                     2003         1,216,730         1,196,906           931,512         1,743,193         5,088,341
                                     2002           699,919           845,666           664,806         1,853,154         4,063,545

Income before federal income taxes   2004           631,708         1,016,691          (112,907)        2,298,866         3,834,358
                                     2003            75,472           810,536           140,235         2,403,382         3,429,625
                                     2002           (61,596)          865,055           219,048         2,155,067         3,177,574

Federal income taxes                 2004           215,409           347,100           (39,513)          785,557         1,308,553
                                     2003            24,931           273,955            47,169           814,345         1,160,400
                                     2002           (21,500)          292,680            73,817           729,642         1,074,639

Net income                           2004           416,299           669,591           (73,394)        1,513,309         2,525,805
                                     2003            50,541           536,581            93,066         1,589,037         2,269,225
                                     2002           (40,096)          572,375           145,231         1,425,425         2,102,935
Total Interest Earning assets
(ending period balances)             2004       112,932,675       279,687,177       107,201,051       444,847,887       944,668,790
                                     2003        93,244,409       202,616,402        85,879,137       432,864,165       814,604,113
                                     2002        60,064,315       146,207,045        77,226,890       409,643,819       693,142,069

NOTE 7.

                                                                                     BUSINESS           INCOME
                                                 CONSUMER         RESIDENTIAL         BANKING          PROPERTY
YEAR-TO-DATE ENDED SEPTEMBER 30:                  LENDING           LENDING           LENDING           LENDING            TOTALS
--------------------------------                -----------       -----------       -----------       -----------       -----------

Interest income                      2004       $ 6,453,804       $11,592,479       $ 4,085,381       $18,419,538       $40,551,202
                                     2003         4,544,282         8,331,555         4,082,976        19,850,381        36,809,194
                                     2002         3,178,942         6,979,781         3,937,375        22,368,060        36,464,158

Interest Expense                     2004         1,752,923         4,522,289         1,016,769         6,653,053        13,945,034
                                     2003         1,714,034         3,552,754         1,229,706         7,889,785        14,386,279
                                     2002         1,473,760         3,422,624         1,576,026         9,973,189        16,445,599

Net Interest Income                  2004         4,700,881         7,070,190         3,068,611        11,766,486        26,606,168
                                     2003         2,830,248         4,778,801         2,853,270        11,960,596        22,422,915
                                     2002         1,705,182         3,557,157         2,361,349        12,394,871        20,018,559

Provision for loan losses            2004           381,924           278,169           126,704           428,203         1,215,000
                                     2003           214,846            83,799           107,686           403,669           810,000
                                     2002           165,482            73,833            81,006           464,679           785,000
Net interest income, after
provision for loan losses            2004         4,318,957         6,792,021         2,941,907        11,338,283        25,391,168
                                     2003         2,615,402         4,695,002         2,745,584        11,556,927        21,612,915
                                     2002         1,539,700         3,483,324         2,280,343        11,930,192        19,233,559

Noninterest income                   2004         1,322,551           652,410           281,940           758,185         3,015,086
                                     2003           385,318           961,601           299,475         1,179,741         2,826,135
                                     2002           480,608           783,717           192,541         1,034,679         2,491,545

Noninterest expense                  2004         4,149,611         4,335,059         3,655,838         5,628,797        17,769,305
                                     2003         3,109,595         3,485,346         2,883,998         5,310,184        14,789,123
                                     2002         2,211,700         2,443,501         2,044,784         5,974,568        12,674,553
                                                                                                                                  -
Income before federal income taxes   2004         1,491,897         3,109,372          (431,991)        6,467,671        10,636,949
                                     2003          (108,875)        2,171,257           161,061         7,426,484         9,649,927
                                     2002          (191,392)        1,823,540           428,100         6,990,303         9,050,551

Federal income taxes                 2004           506,567         1,055,311          (149,181)        2,197,456         3,610,153
                                     2003           (38,924)          734,007            52,928         2,515,916         3,263,927
                                     2002           (66,533)          616,519           143,677         2,366,747         3,060,410

Net income                           2004           985,330         2,054,061          (282,810)        4,270,215         7,026,796
                                     2003           (69,951)        1,437,250           108,133         4,910,568         6,386,000
                                     2002          (124,859)        1,207,021           284,423         4,623,556         5,990,141
Total Interest Earning assets
(Averages)                           2004       105,868,685       266,403,325       100,951,018       441,549,203       914,772,231
                                     2003        82,438,926       183,120,043        87,327,342       434,261,850       787,148,161
                                     2002        56,372,082       135,883,599        73,886,497       422,906,983       689,049,161

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


OVERVIEW
--------

As general corporate goals we seek to obtain a 15% or greater year-over-year increase in net income and a 15% or better return on equity (ROE), although, as would be expected, our net income and ROE will vary from period to period and year to year. These are corporate goals and not forecasts. Our actual results from the past four years are as follows:

                               YEAR-OVER-YEAR            ANNUALIZED
                           INCREASE IN NET INCOME     RETURN ON EQUITY
                           ----------------------     ----------------
Third Quarter 2001                    5%                     14.13%
Third Quarter 2002                   19%                     17.11%
Third Quarter 2003                    8%                     18.72%
Third Quarter 2004                   11%                     17.92%


                               YEAR-OVER-YEAR            ANNUALIZED
                           INCREASE IN NET INCOME     RETURN ON EQUITY
                           ----------------------     ----------------
Year-to-Date 2001                     6%                     14.37%
Year-to-Date 2002                    15%                     16.94%
Year-to-Date 2003                     7%                     18.27%
Year-to-Date 2004                    10%                     17.22%


Although our ROE ratio exceeded our corporate target for the last couple of years, our net income growth has generally lagged our profit objectives. During that period we have utilized part of our earnings for investment in new business lines. About seven years ago we realized that for the Bank to continue to achieve its goal of consistent earnings we needed to expand our business lines from two to four. At that time our operations consisted of residential and income property (commercial real estate) lending. Those business lines were, and continue to be, solid operations. However, for the Bank to continue to produce consistent earnings we needed to broaden the operating base by two new lines, Business Banking and Consumer Lending. The process of developing those lines has been expensive and has added to both our staff and operating costs. The encouraging news is that the Consumer Lending business line has been contributing to the Bank's profit goals for the past year. The third quarter ROE for the business line was 18.34% and year-to-date 15.83%. We anticipate that the results for the fourth quarter and the year will top our corporate goal of 15%. The important point, however, is that the results so far this year for Consumer Lending are improved from prior years when we had negative returns on investment. Please see the "Business Segments" and "Noninterest Expenses" sections for a further discussion of this topic.

Our business lines obtain most of their revenue from net interest income, and a key ratio that measures net interest income is the net interest margin. The net interest margin hit a high of 4.09% in the fourth quarter of last year and has declined to 4.03% in the first quarter to 3.97% last quarter. The third quarter experienced a slight recovery, increasing 2 basis points. We are forecasting for fourth quarter 2004 a range of 3.95% to 4.05%. In the first quarter of the year we extended the maturities of our funding sources in anticipation of rising rates, and in the second quarter we funded a $31.4 million purchase of securities with longer-term liabilities. In addition, the strong growth in low cost transaction accounts, coupled with the changes in the various interest rate indices, have helped to improve the net interest margin.

The second key component of net interest income is the growth of earning assets in the business lines. In the third quarter earning assets increased $133 million, as compared to the same quarter last year, with most of that growth occurring in the loan portfolio, which has risen $83 million, or 12%. In the last 12 months our assets have increased 17% which compares to the national average of 8.13% for FDIC insured institutions for the 12 months ending June 30, 2004.* Please see the "Net Interest Income" and "Asset and Liability Management" sections for a further discussion of net interest income and the processes by which we manage that source of revenue.

A secondary source of revenue is noninterest income, which constituted 11% of our third quarter, and 10% year-to-date, of our revenues (net interest income plus noninterest income). Gain on sales of loans accounted for 44% of noninterest income in the third quarter and 40% year-to-date. Deposit fee income, which has steadily grown over the last few years, contributed 12% for the quarter and 14% for the first nine months of the year. The miscellaneous category, which amounted to 36% and 39% for the two periods, respectively, is heavily influenced by rental income. Rental income is derived primarily from our corporate headquarters. Within our corporate headquarters we occupy 43% of the space, lease 32%, and offer for lease the remaining 25%. Additionally loan fees have also been a significant contributor to miscellaneous noninterest income this quarter. Please refer to the "Noninterest Income" section for a further discussion of this subject. Servicing fee income accounts for the remaining 8% and 7% for the third quarter and nine months ended September 30, 2004.

A critical factor in achieving our goal of consistent earnings is the credit quality of our loan portfolio. That portfolio constitutes 82% of our assets, and thus a deterioration in the performance of that asset class would quickly undermine our earnings. Fortunately, for many years we have enjoyed credit quality that has exceeded the national average. In the third quarter of 2004, we again experienced solid credit quality as measured by the non-performing assets to total assets ratio of 0.10%. That figure compares to the national average of 0.60% for FDIC insured institutions as of June 30, 2004.* For additional information regarding our credit quality, please refer to the "Asset Quality" section.

*FDIC QUARTERLY BANKING PROFILE, SECOND QUARTER 2004


RESULTS OF OPERATIONS
---------------------

     NET INCOME
     ----------

Net income increased approximately 11%, from $2.3 million in the third quarter of 2003 to $2.5 million in the same period of 2004. Net interest income, after provision, rose $1.2 million, and noninterest income increased $232,000 on a third quarter comparison. Partially offsetting the growth in revenue was a rise of $1.0 million in noninterest expense.

     NET INTEREST INCOME
     -------------------

Our net interest income for the quarter and nine months ended September 30, 2004, increased $1.3 million and $4.2 million, or 17% and 19%, respectively, over the same periods for the prior year. Relative to last year, growth in our earning assets accounted for the majority of the improvement in net interest income, though liability costs declining more than asset yields also contributed $117,000 and $544,000 to net interest income over the three- and nine-month periods. The following table illustrates the effects to our net interest income of balance sheet growth and rate changes on our assets and liabilities, with the results attributable to the level of earning assets classified as "volume" and the effects of asset and liability repricing labeled "rate."

Rate/Volume Analysis                                       Nine Months Ended Sept. 30, 2004
(Dollars in 000s)              3Q2004 vs. 3Q2003         vs. Nine Months Ended Sept. 30, 2003
                            Increase/(Decrease) due to        Increase/(Decrease) due to
                             Volume    Rate     Total         Volume     Rate     Total
                            -------   -------   -------      -------   -------   -------
Interest Income
   Total Investments        $   405   $    26   $   431      $   730   $  (226)  $   504
   Total Loans                1,680      (450)    1,230        5,345    (2,107)    3,238
                            -------   -------   -------      -------   -------   -------
   Total Interest Income      2,085      (424)    1,661        6,075    (2,333)    3,742

Interest Expense
   Total Deposits               585      (443)      142        1,555    (1,584)      (29)
   FHLB and Other               270       (98)      172          882    (1,293)     (411)
                            -------   -------   -------      -------   -------   -------
   Total Interest Expense       855      (541)      314        2,437    (2,877)     (440)
                            -------   -------   -------      -------   -------   -------
Net Interest Income         $ 1,230   $   117   $ 1,347      $ 3,638   $   544   $ 4,182
                            =======   =======   =======      =======   =======   =======

The growth in our earning assets contributed an additional $2.1 million and $6.1 million in incremental interest income for the quarter and nine months ended September 30, 2004, compared with the same periods in the prior year. Partially offsetting this income, however, was additional interest expense incurred from the funding sources used to accommodate the asset growth. The additional expense associated with these funding sources totaled $855,000 and $2.4 million for the respective three- and nine-month periods. The net of these two factors resulted in an improvement in net interest income of $1.2 million, or 91% of the total improvement for the quarter, and $3.6 million, or 87% of the total increase for the first nine months of 2004.

(Dollars in 000s)

  QUARTER ENDED      AVERAGE EARNING ASSETS  AVERAGE NET LOANS  AVERAGE DEPOSITS
  -------------      ----------------------  -----------------  ----------------
September 30, 2003         $ 789,511            $ 691,672         $ 537,288
December 31, 2003            813,622              715,963           569,908
March 31, 2004               844,439              742,498           594,141
June 30, 2004                893,451              773,561           620,606
September 30, 2004           929,335              790,319           647,560


Based primarily on continued growth in our loan portfolio, our average earning assets during the third quarter of 2004 totaled $929 million, an increase of nearly $140 million, or 18%, over the third quarter of 2003. For the nine months ended September 30, 2004, average earning assets totaled $880 million, an increase of $119 million over the same period last year. In addition to the loan growth illustrated in the table above, we had a number of security purchases settle in the second and third quarters of this year. With these additional securities, our portfolio totaled $131 million at the end of the third quarter, compared to $82 million at September 30, 2003.

The majority of asset growth was funded with additional deposits, including certificates issued in institutional markets through deposit brokerage services. Additionally, we utilize wholesale borrowings, primarily advances from the Federal Home Loan Bank of Seattle (FHLB), to facilitate asset growth beyond that which our deposit growth will accommodate, as well as to match-fund specific asset categories. For the third quarter of 2004, our deposits averaged $648 million, representing growth of approximately $110 million over the average level of third quarter 2003. Results for the nine months ended September 30 were similar, with average deposits rising from $527 million in 2003 to $621 million this year. On a quarter-end versus quarter-end basis, deposits grew $102 million, with checking and money market balances accounting for $66 million, or 64% of the total growth. The growth in these deposit product balances going forward is an important facet of our overall funding strategy.

     Net Interest Margin
     -------------------

       QUARTER ENDED                  NET INTEREST MARGIN
       -------------                  -------------------
     September 30, 2003                      4.01%
     December 31, 2003                       4.09%
     March 31, 2004                          4.03%
     June 30, 2004                           3.97%
     September 30, 2004                      3.99%

Our net interest margin totaled 3.99% for the third quarter, rising two basis points from that of the second quarter. With the exception of the 4.09% achieved in the fourth quarter of 2003, our margin has remained in a fairly consistent range near the 4.00% level over the last year. Contributing to the improvement in the last quarter was the above-mentioned growth in checking and money market deposit balances, as well as increases in various major rate indexes to which many of our loans are tied.

On a quarter-end versus quarter-end basis, deposits grew $102 million, with checking and money market balances accounting for $66 million, or 64% of the total growth. Strong third quarter growth in these lower-cost transaction accounts helped reduce our overall cost of funds and thus contributed to the quarter's improvement in net interest margin.

Also contributing to the improvement were increases in various interest rate indexes over the last several months. Adjustable rate loans account for the vast majority of our loan portfolio, and most of these loans are subject to regular repricing based on changes in one of these rate indexes. While the above Rate/Volume Analysis table indicates that our overall third quarter loan yields resulted in less interest income than in the third quarter of last year, improvement was observed among some loan products relative to the second quarter of this year as the underlying interest rate indexes used to price the loans have moved upwards from historically low levels.

Partially offsetting the margin improvement from increases in these rate indexes was the above-mentioned growth in our securities portfolio. Since securities typically carry lower yields than loans, adding securities rather than loans to the balance sheet will generally result in a reduction in the net interest margin.

     NONINTEREST INCOME
     ------------------

Noninterest income increased $232,000, or 24%, for the third quarter of 2004 as compared to the like quarter in 2003. Year-to-date the results show a rise of $189,000, or 7%. The increase for the quarter was mainly attributable to the rise in gain on sales of loans which was somewhat offset by the decline in gain on sales of investments. The year-to-date results were affected by the same two factors but with a much larger impact on the decline in sales of investments.

     Gain on Sales of Loans
     ----------------------

                                                           Year-to-Date    Year-to-Date
Gain on Loan Sales               3Q2004         3Q2003    Sept. 30, 2004  Sept. 30, 2003
                               -----------   -----------  --------------  --------------
Consumer Loan Sale Gains       $   442,000   $   103,000    $   974,000     $   183,000
Commercial Loan Sale Gains          37,000        32,000        108,000          77,000
Residential Loan Sale Gains         49,000       147,000        113,000         401,000
                               -----------   -----------    -----------     -----------
Total Gains on Loan Sales      $   528,000   $   282,000    $ 1,195,000     $   661,000
                               ===========   ===========    ===========     ===========

                                                           Year-to-Date    Year-to-Date
Loans Sold                       3Q2004        3Q2003     Sept. 30, 2004  Sept. 30, 2003
                               -----------   -----------  --------------  --------------
Consumer Loans Sold            $11,029,000   $ 3,070,000    $26,293,000     $ 6,104,000
Commercial Loans Sold            4,820,000     7,099,000     22,366,000      17,425,000
Residential Loans Sold           8,307,000    11,232,000     24,963,000      44,511,000
                               -----------   -----------    -----------     -----------
Total Loans Sold               $24,156,000   $21,401,000    $73,622,000     $68,040,000
                               ===========   ===========    ===========     ===========

Through the first two quarters of 2004, our gains on loan sales had significantly outpaced those of the prior year, driven largely by increased sales of our consumer loans. This trend continued in the third quarter, as gains totaled $528,000, an increase of $246,000, or 87% over the third quarter 2003 level. On a year-to-date basis, gains of $1.2 million exceeded the prior year level by $534,000, or nearly 81%. As evidence that a change in the mix of loans sold was responsible for the increase in gains on sales, rather than increased total sales volume, total loans sold increased only 13% for the quarter and 8% on a year-to-date basis relative to the prior year.

Sales finance loan sales contributed most significantly to our loan sale gains this year. In 2003, the vast majority of these loans were retained with the objective of growing the portfolio. As loan production increased and the portfolio gained in size, the decision was made to manage the portfolio's size through quarterly sales of sales finance loans. For the quarter and nine months ended September 30, 2004, we realized gains of $442,000 and $974,000 on loan sales totaling $11.0 million and $26.3 million, respectively. These exceeded several times over the $103,000 and $183,000 in gains realized on sales of $3.1 million and $6.1 million for the same periods last year. Our current plan is to continue selling approximately $6 million to $8 million in sales finance loans each quarter, although we may occasionally sell as much as the $11 million we sold in the third quarter this year. Additionally, we continue to service those loans that have been sold from the portfolio. This has resulted in substantial growth in our service fee income, described below.

Commercial loan sales, and gains thereon, also increased relative to the prior year, though not nearly to the same extent as consumer loans. For the quarter and nine months ended September 30, 2004, we realized gains of $37,000 and $108,000, representing increases of 15% and 39% over prior year levels. Additionally, while third quarter sales of commercial loans were down relative to last year, year-to-date 2004 sales totaled $22.4 million, representing an increase of 28% over 2003. We generally utilize commercial loan sales to accommodate additional loan requests from existing borrowers. To limit our credit exposure to the borrower, we may sell their loan, in whole or in part, as participations. As with consumer loans, we will typically continue to service those loans sold from the portfolio and remain the point of contact for the borrower following the sale.

In contrast, residential loan sale gains were down significantly from the prior year, declining 66% for the quarter and 72% for the nine months ended September 30, 2004. The declines in gains occurred as residential loan sales fell to $8.3 million for the third quarter, compared to $11.2 million in the same period last year. On a year-to-date basis, loan sales for 2004 totaled 44% less than in the prior year. We believe the sales volumes observed in 2003 were a product of the high level of refinancing activity that occurred during that time, and the substantial reduction in sales volumes in 2004 represents a more normalized residential lending environment.


     Servicing Fee Income.
     ---------------------

With the additional consumer loan sales this year, our income from servicing loans for others has increased dramatically, with income rising 405% from the third quarter of 2003, and 330% on a year-to-date basis. Servicing fees earned on the sales finance loans sold totaled $157,000 through the first nine months of 2004, with $69,000 of that earned in the third quarter. These fees are expected to continue to grow as additional loans are sold each quarter to manage the size of the sales finance loan portfolio.

Commercial loans serviced for others account for most of the remaining servicing fee income. In contrast to commercial loans, residential loans are typically sold servicing released, which means we no longer service those loans once they are sold. Consequently, servicing fees from residential loans sold would not be considered a significant source of fee income.


     Gain on Sales of Investments
     ----------------------------

Gains on sales of investments are opportunistic in nature, and we will not generally make any attempt to forecast future securities sales or gains thereon. Furthermore, with interest rates having risen over the last year and appearing to trend upward, the opportunity to realize any future gains on securities sales is unlikely. For the third quarter of 2004, we did not sell any securities from our portfolio. For the nine months ended September 30, 2004, gains on investment sales totaled $71,000 based on a $2 million sale in the first quarter. By comparison, in the lower interest rate environment of 2003, third quarter and year-to-date gains totaled $189,000 and $662,000, respectively. We do not currently have any sales pending, nor do we anticipate any sales in the fourth quarter.


     Other Fee Income
     ----------------

                                                   Year-to-Date    Year-to-Date
                            3Q2004      3Q2003    Sept. 30, 2004  Sept. 30, 2003
                          ---------   ---------   --------------  --------------
Rental Income             $ 140,000   $ 182,000     $  475,000      $  546,000
Loan Fees                   156,000      49,000        260,000         177,000
ATM/Wire Transfer/Safe
  Deposit Box                52,000      36,000        140,000          97,000
Late Charges                 45,000      29,000        118,000          89,000
Miscellaneous                32,000      40,000        115,000         162,000
                          ---------   ---------     ----------      ----------
Total Other Income        $ 425,000   $ 336,000     $1,108,000      $1,071,000
                          =========   =========     ==========      ==========


Other fee income for the third quarter of 2004 rose $89,000, or 26%, over the prior year, driven by a significant increase in loan fee income. On a year-to-date basis, the additional income was sufficient to increase total fee income by approximately 3%, or $36,000, over the prior year level.

Loan fees, which include both prepayment and broker fees, rose $107,000 on a quarter-to-quarter comparison. Loan prepayment fees totaled $156,000 for the quarter, up from $42,000 in third quarter 2003. On a year-to-date basis, prepayment fees totaled $260,000 compared to $111,000 for the same period last year. We believe the higher level of prepayment fees this year, and particularly the third quarter, is a result of upward movements in shorter-term interest rates in recent months and expectations that rates may continue moving upwards in the next few years. These movements may have prompted borrowers with loans that would reprice at some point in the next few years to refinance their loans now, before rates could potentially move higher. Given the uncertainties in interest rates and borrower expectations, we do not know if the higher level of prepayment fees is likely to continue. Loan brokerage fees fell $7,000 and $66,000 on a quarterly and year-to-date basis, respectively, as our retail brokerage activity was nil through the first nine months of this year. The decline in broker fees was driven by our loan officers' preference to sell our Bank products over those offered by other financial institutions. We don't anticipate a change in that trend in the last quarter of 2004.

Our rental income declined $42,000 in the quarter and $71,000 in the first nine months of this year, or approximately 23% and 13%, relative to the respective periods ended September 30, 2003. In the third quarter of last year, we lost several large tenants at First Mutual Center, our corporate headquarters. We have not replaced those tenants, nor do we have any serious negotiations underway with potential tenants for that space. We are also remodeling several floors in the building so that space is not currently available to lease.

     NONINTEREST EXPENSE
     -------------------

          Salaries and Employee Benefits
          ------------------------------

Salaries and employee benefit expenses rose by $597,000, or 20%, on a quarter-versus-quarter basis, from $3.0 million in the third quarter of 2003 to almost $3.6 million in 2004, accounting for approximately 60% of the total increase in noninterest expense. On a year-to-date basis, the increase was $1.3 million or 14%, over the nine-month period ended September 30, 2003.

Salaries and Employee Benefits               Quarter Ended            Nine Months Ended
                                             September 30,              September 30,
                                           2004         2003          2004         2003
                                       ----------   ----------   -----------   ----------
Salaries                               $2,276,000   $1,921,000   $ 6,710,000   $5,811,000
Commissions and Incentive Bonuses         541,000      451,000     1,315,000    1,274,000
Employment Taxes & Insurance              195,000      161,000       676,000      568,000
Temporary Office Help                      69,000       65,000       152,000      237,000
Benefits                                  472,000      358,000     1,355,000    1,053,000
                                       ----------   ----------   -----------   ----------
Total Salaries & Benefits Expenses     $3,553,000   $2,956,000   $10,208,000   $8,943,000
                                       ==========   ==========   ===========   ==========

Most of the increase in salary and benefit expense was the result of a net increase of 14% in the number of employees during the past 12 months. Our staffing level, as measured by full-time-equivalent (FTE) employee count, increased from 188 on September 30, 2003, to 214 FTE on the same date in 2004.

             DATE                                      FTE COUNT
             ----                                      ---------
      September 30, 2003                                  188
      December 31, 2003                                   201
      March 31, 2004                                      204
      June 30, 2004                                       201
      September 30, 2004                                  214

The new Sammamish banking center, which opened in the fourth quarter of 2003, accounted for four of the new employees. The other new positions added over the past year were for various departments throughout the Bank.

Contributing to the growth in compensation expense was an increase of $114,000 from the third quarter of 2003, and an increase of $303,000 year-to-date from the prior year for employee benefits. Those costs include health care insurance, employee stock ownership plan expense and 401(k) plan matching costs. Due to the combination of more employees and higher premiums per employee, we have experienced a 22% increase in health care costs as compared to third quarter 2003. Also, our contributions to the employee stock ownership and 401(k) matching plans have risen from $278,000 in 2003 to $378,000 year-to-date.

EFFECT OF DEFERRED LOAN ORIGINATION COSTS     QUARTER ENDED                  NINE MONTHS ENDED
                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                      -----------------------------     -----------------------------
                                          2004             2003             2004             2003
                                      ------------     ------------     ------------     ------------
Salaries and Employee Benefits        $  4,122,000     $  3,584,000     $ 11,950,000     $ 10,634,000

Deferred Loan Origination Costs           (569,000)        (628,000)      (1,742,000)      (1,691,000)
                                      ------------     ------------     ------------     ------------
NET SALARIES AND EMPLOYEE BENEFITS       $3,553,00     $  2,956,000     $ 10,208,000     $  8,943,000
                                      ============     ============     ============     ============

An issue that complicates the reporting of our compensation expense is the deferral of loan origination costs. In accordance with current accounting literature, certain loan origination costs are deferred and amortized over the life of the loan. Each year, costs associated with loan origination activities are analyzed to determine a standard loan cost. Standard loan costs, which are determined for each loan type, are then deducted from operating expense, with the net figures reported in the financial statements. Compensation expense can vary based upon loan origination volumes, the mix of different loan types, and changes in the valuation of standard loan costs from year to year.

Certain other items, such as loan analysis tools and loan processing fees from the other noninterest expense section, are also partially deducted from operating costs to arrive at a net operating expense. As discussed above, factors such as loan origination volumes, the mix of different loan types and changes in the valuation of standard loan costs from year to year contribute in determining net operating expense. For instance, for the first nine months of 2004 compared to the same time period in 2003, the standard loan cost for each income property loan was reduced by $1,759. This reduction combined with 46 fewer loans of this type closed in 2004, resulted in $354,000 less deferred costs. Conversely, during the same time period, each sales finance loan increased its standard loan cost by $38 and the volume of these loans increased by 381. These two factors combined to increase deferred loan costs by $226,000 for this type of loan. In total, deferred loan costs were $656,000 in the current quarter compared to $756,000 in the third quarter of 2003. On a year-to-date basis, deferred loan costs totaled $1,980,000 in 2004 compared to $2,077,000 in 2003.

     Occupancy Expense
     -----------------

Occupancy expenses increased $55,000, or 9%, from $620,000 in the third quarter of 2003 to $675,000 in 2004. For the nine months ended September 30, 2004, occupancy expenses increased $240,000, or 13%, from the same period in 2003.


Occupancy Expenses                 Quarter Ended         Nine Months Ended
                                    September 30,           September 30,
                                  2004       2003         2004         2003
                                --------   --------   ----------   ----------
Rent Expense                    $ 76,000   $ 49,000   $  236,000   $  247,000
Utilities and Maintenance        135,000    137,000      448,000      373,000
Depreciation Expense             340,000    287,000      974,000      782,000
Other Occupancy Costs            124,000    147,000      362,000      378,000
                                --------   --------   ----------   ----------
Total Occupancy Expenses        $675,000   $620,000   $2,020,000   $1,780,000
                                ========   ========   ==========   ==========

Occupancy costs in 2004 were affected by growth in capital expenditures over the past year, which resulted in $53,000 of higher depreciation expense and leasehold improvement amortization for the third quarter and $192,000 for the nine months ended September 30, 2004. Contributing substantially to these recent capital expenditures was a remodeling project to one of our banking centers and upgrades to our information systems infrastructure. Also, the new Sammamish banking center, which opened in the fourth quarter of 2003, accounted for $27,000 of additional rent expense in the third quarter of 2004 compared to the prior year. Additional maintenance, repair and utilities expenses of $75,000 were incurred in the first nine months of 2004 over the same period in 2003, due mainly to the ownership of the First Mutual Center, purchased in the first quarter of 2003.


     Other Noninterest Expense
     -------------------------

Other noninterest expenses increased by $349,000, or 23%, from $1.5 million in the third quarter of 2003 to nearly $1.9 million for the same period in 2004. This accounted for approximately

35% of the total increase in operating expenses. For the nine months ended September 30, 2004, other noninterest expenses grew $1.5 million, or 36%, over the same nine-month period in 2003.

Other Noninterest Expenses        Quarter Ended September 30,  Nine Months Ended September 30,
                                       2004          2003            2004          2003
                                   -----------   -----------     -----------   -----------
Marketing & Public Relations       $  297,000    $  286,000      $  885,000    $  766,000
Credit Insurance                      280,000        81,000         783,000       136,000
Outside Services                      145,000       129,000         462,000       332,000
Taxes                                 120,000       134,000         355,000       341,000
Informations Systems                  261,000       179,000         760,000       469,000
Legal Fees                             83,000       127,000         341,000       338,000
Other                                 675,000       576,000       1,955,000     1,683,000
                                   -----------   -----------     -----------   -----------
Total Other Noninterest Expenses   $1,861,000    $1,512,000      $5,541,000    $4,065,000
                                   ===========   ===========     ===========   ===========

The most significant growth in other noninterest expenses, at $199,000 for the third quarter, came from credit insurance premiums for our sales finance loan portfolio. This same expense increased by $647,000 in the nine months ended September 30, 2004 compared to the same period in 2003. In the fourth quarter of 2002, we began to insure against default risk on loans to borrowers with credit scores below 720. Our insurance contract contains a variable premium that ranges between a low of 0.60% and a ceiling of 2.70% (as an annualized percentage of the outstanding insured balances). The most likely premium is 2.70%, with the final premium to be determined at a later date based on our actual loan loss history. The total expense, both paid and accrued, for the insurance premium related to the sales finance portfolio in the third quarter was $276,000, which reflects the maximum premium of 2.70%. There is the possibility that in future periods our experience will be more favorable and we will receive a rebate on premiums paid. However, based on our loss experience in the last three quarters we are not optimistic about any future rebates. Please refer to the "Sales Finance (Home Improvement) Loans" section for a further discussion of this topic.

Also contributing to the increase in expenses for third quarter and year-to-date 2004 were costs related to information systems, charitable donations and accounting and auditing fees. The increase in information systems expenses for the third quarter was largely attributable to an internet network conversion and an upgrade to greater bandwidth, which accounted for approximately $25,000 of additional expense over the third quarter of 2003. Additionally, as noted in the "Salaries and Employee Benefits" section above, certain costs incurred as part of the loan origination process are deferred and amortized over the life of the loan, including some information systems expenses. Based on our calculations and estimates of our information systems costs as they relate to the loan origination process, a larger amount of these costs were capitalized in 2003 than this year, on both a quarterly and year-to-date basis. This change in the amount of information systems costs capitalized this year versus 2003 resulted in a significant difference in overall costs, with third quarter and year-to-date impacts totaling $35,000 and $111,000, respectively. Charitable donations for the third quarter 2004 rose significantly compared to the same period in 2003, increasing $49,000 from the prior year level. Accounting and auditing fees increased $35,000 in the current quarter over the third quarter of 2003 due mainly to additional work required for the Sarbanes-Oxley Act of 2002 requirements. Offsetting these increases was a reduction of $44,000 in legal fees during the third quarter compared to the same period in 2003. This difference was principally due to the increased costs related to the updating of our deposit contracts and sales finance lending program during the third quarter of 2003.

Outside services have increased on a year-to-date basis over 2003 by $127,000. Contributing to this variance was a $31,000 consulting engagement to review sales finance operations and $24,000 in expenses tied to the additional security for our Bellevue West Office and routine expenses associated with our Sammamish banking centers which was not opened until the fourth quarter of 2003. Also contributing to the year-to-date variance was a $101,000 increase in advertising expenses to support deposit and loan growth initiatives.


FINANCIAL CONDITION
-------------------

Assets. Assets increased 14%, from $860.8 million at year-end 2003 to $983.2 million as of September 30, 2004. The change in assets is principally the result of an increase in the investment securities and loan portfolios.

Securities. We classify investment securities in one of the following categories: 1) trading, 2) available-for-sale, or 3) held-to-maturity. Securities classified as available-for-sale are reviewed regularly, and any unrealized gains or losses are recorded in the shareholders' equity account. At September 30, 2004, the balance of the unrealized loss, net of federal income taxes, was $94,000, which compares to an unrealized loss at year-end 2003 of $95,000. Generally, falling interest rates will increase the amount recorded as unrealized gain, and rising rates will decrease any unrealized gains, as the market value of securities inversely adjusts to the change in interest rates.


                                                             PERCENTAGE OF
(Dollars in 000's)       TOTAL SECURITIES   TOTAL ASSETS      TOTAL ASSETS
                         ----------------   ------------     -------------
    December 31, 1999        $105,431         $581,116            18%
    December 31, 2000         123,690          643,231            19%
    December 31, 2001          72,347          678,349            11%
    December 31, 2002          74,738          745,295            10%
    December 31, 2003          86,527          860,844            10%
    September 30, 2004        130,563          983,164            13%


Security investments (available-for-sale and held-to-maturity) increased $44.0 million, or 51%, from December 31, 2003, to the end of the third quarter 2004 as a result of security purchases this year, primarily during the second quarter. As can be seen in the above table, prior to 2001 our securities portfolio represented a much larger component of our total asset mix than in the last three years. As rates declined in 2001, 2002 and 2003, prepayments on securities held in our portfolio accelerated, typically due to the underlying mortgages being refinanced at lower rates. Additionally, the falling interest rates resulted in many securities trading at premiums to their par values. Consequently, some securities were sold from the portfolio during this timeframe to recognize the gains on those investments before the securities paid off at their par values. The volume of new securities acquired during these periods was typically well below the value of securities paid off and/or sold, as we were reluctant to add significant volumes of securities to the balance sheet with interest rates approaching historical lows. With rates finally starting to move upward in 2004, the decision was made to build up the portfolio with short-term hybrid ARM securities.

Loans. Loans receivable, excluding loans held-for-sale, rose from $723.7 million at year-end 2003 to $785.9 million, an increase of $62.2 million in nine months. Residential loans accounted for approximately 74% of this growth, while commercial real estate and business banking loans made up roughly 26% of the total.

The growth in our portfolio through the first three quarters of 2004 has been less than anticipated, despite the fact that loan originations increased 8%, to $122 million for the third quarter of 2004, compared to $113 million in the third quarter of 2003, and rose 6% on a year-to-date basis relative to 2003. A key factor hindering our ability to grow our portfolio this year has been very rapid prepayment speeds on various segments of the loan portfolio. We believe these high levels of prepayments are attributable, in part, to recent increases in various interest rate indexes and expectations of future interest rates.

Given the low interest rate environment of the last couple years, many borrowers have likely expected that rates would begin rising at some point. Over the last few months, major market indexes, such as the Constant Maturity Treasury (CMT) and the London Interbank Offering Rate (LIBOR) have been rising, and the Federal Reserve issued a 25 basis point rate increase at each of their June, August, and September meetings. Given these events, some borrowers may believe that we have entered a period of rising interest rates. We expect that many of these borrowers who had been considering refinancing existing variable-rate debt elected to do so, with the expectation of facing higher interest rates should they wait to take action. This would have contributed to the high level of prepayments experienced thus far in 2004.

Based on our observations of current loan production volumes, prepayments, and anticipated loan sales, we expect our overall loan portfolio in the fourth quarter to improve relative to third quarter, with anticipated loan portfolio growth in the $5 million to $15 million range.

Loans Held for Sale. Loans held for sale (LHFS) totaled $16 million for the quarter as compared to $10 million at year-end. In prior periods the composition of the LHFS was typically limited to residential loans as the sales finance loans that were sold were limited to those that had been originated during the quarter in which they were sold. However, in third quarter 2004 it was necessary to expand the pool of sales finance loans beyond those originated in the quarter as the sale of $11 million in loans was larger than our normal quarterly sales. As a result of this change in operating procedure, the LHFS now includes both residential and sales finance loans. Residential loans totaled $6 million and constituted 38% of the LHFS, and the sales finance loans accounted for the remaining $10 million.

Servicing Assets. Servicing assets have grown $767,000, or 164%, since year-end 2003. Although this increase was not a major factor in the quarter's asset growth, this area is expected to continue to increase rapidly with the planned sales of sales finance loans.

                            3rd Qtr. 2004   2nd Qtr. 2004   1st Qtr. 2004   4th Qtr. 2003
                            -------------   -------------   -------------   -------------
Servicing Assets:
   Income Property              $ 133,000       $ 115,000       $ 114,000      $   94,000
   Residential                     17,000          21,000          27,000          36,000
   Sales Finance                1,085,000         742,000         572,000         338,000
                              -----------       ---------       ---------      ----------
      Total                   $ 1,235,000       $ 878,000       $ 713,000      $  468,000
                              ===========       =========       =========      ==========
Serviced For Others Loan
Balances                     $109,226,000    $ 97,177,000    $ 90,745,000    $ 76,424,000
                             ============    ============    ============    ============

As illustrated in the table, most of the growth in the servicing asset balance is coming from the sales finance area due to the quarterly sales of loans. In the third quarter of 2003 we began selling sales finance loans servicing retained, and as a result we have been adding to the servicing asset. The growth in this area is a combination of the assets generated from the sale of loans sold servicing retained netted with the amortization and prepayments of the underlying loans and any impairment charges that may occur.

Liabilities. Deposits rose $74.4 million, or 12.7%, in the first nine months of 2004, totaling $658 million as compared to $584 million at year-end 2003. Brokered deposits accounted for approximately 38% of that increase. During the first nine months of the year, new brokered deposits totaled $28.4 million to help fund the $55.4 million in security purchases. The remaining increase in deposits combined with the growth in FHLB borrowings, were used to fund the growth in the loan portfolio.

The FHLB borrowings increased from $194 million at year-end 2003 to $232 million as of the end of the third quarter this year. As of September 30, 2004, we had the authority to borrow up to a total of $393 million in FHLB advances, subject to sufficient collateral to support those advances.

ASSET QUALITY
-------------

Provision and Reserve for Loan Losses.
--------------------------------------
The provision for reserve for loan losses increased from $350,000 in the third quarter of last year to $525,000. The provision is also up sequentially from $250,000 in the first quarter rising to $440,000 in the second quarter of this year. The provision for loan losses reflects the amount deemed appropriate to produce an adequate reserve for possible loan losses inherent in the risk characteristics of the loan portfolio. In determining the appropriate reserve balance, we consider the amount and type of new loans added to the portfolio, our level of non-performing loans, the amount of loans charged off, and the economic conditions that we currently operate within.

The increase for the third quarter is largely due to the inherent risks identified in the portfolio and also includes an impairment charge of $171,000 for a single-family residential loan. The loan portfolio (excluding LHFS) has also grown $62 million year-to-date, or 8.6% (11.5% annualized). Also affecting the level of reserve for loan losses are the net loan charge-offs. Net charge-offs for the quarter (including the impairment charge of $171,000) remained flat at $233,000 as compared to third quarter last year. This has not been the case year-to-date. Through September 2004, net charge-offs totaled $464,000 as compared to $363,000 last year. With the exception of this quarter, the charge-offs are largely related to our home improvement (sales finance) loan portfolio. Year-to-date, sales finance loans accounted for 56% of the total net charge-offs in 2004, and 59% last year.

Sales finance loans constitute 9% of the total portfolio. However, due to the characteristics of these loans, they comprise the bulk of our loan write-offs. Please see the section, "Sales Finance (Home Improvement) Loans" for a further discussion of this business line.

Our non-performing assets have increased from $538,000 at year-end 2003 to $1.0 million at the end of the third quarter of 2004. The current level of non-performing assets has improved as compared to first and second quarters' levels of $1.6 million and $1.2 million, respectively. The ratio of non-performing assets to total assets was 0.10% at September 30, 2004, which compares to 0.12% at June 30, 2004 and 0.17% at March 31, 2004. Those ratios compare to 0.60% for FDIC insured institutions at June 30, 2004.*

* FDIC Quarterly Banking Profile, Second Quarter 2004

Noted below is a summary of our exposure to non-performing loans and repossessed assets:

One single-family residence, OR.  No anticipated loss.            $  421,000
Twenty-three consumer loans.  Full recovery anticipated
  from insurance claims.                                             165,000
One single-family residence, Western WA (impaired loan). *           125,000
Seven consumer loans.  No loss anticipated.                           96,000
Two community business loans.  No loss anticipated.                   51,000
One community business loan.  Possible loss of $25,000.               25,000
Three consumer loans.  Possible loss of $8,000.                        8,000
One consumer loan.  Paid in full in October 2004.                      8,000
                                                                  ----------
TOTAL NON-PERFORMING LOANS                                        $  899,000

TOTAL REAL ESTATE OWNED AND REPOSSESSED ASSETS                       101,000
                                                                  ----------
TOTAL NON-PERFORMING ASSETS                                       $1,000,000
                                                                  ==========

* The total loan amount was $296,000 less the impairment charge against the reserve for loan losses of $171,000 resulting in an adjusted loan amount of $125,000.

PORTFOLIO INFORMATION
---------------------

Commercial Real Estate Loans. The average loan size (excluding construction loans) in the commercial real estate portfolio was $720,900 as of September 30, 2004, with an average loan-to-value ratio of 64%. At quarter-end, none of these commercial loans were delinquent for 30 days or more. Small individual investors or their limited liability companies and business owners typically own the properties securing these loans. The portfolio is split between residential use (multi-family or mobile home parks) and commercial use. At quarter-end, the breakdown was 48% residential and 52% commercial.

The loans in our commercial real estate portfolio are well diversified, secured by small retail shopping centers, office buildings, warehouses, mini-storage facilities, restaurants and gas stations, as well as other properties classified as general commercial use.

To diversify our risk and to continue serving our customers, we sell participation interests in some loans to other financial institutions. About 16% of commercial real estate loan balances originated by the Bank have been sold in this manner. We continue to service the customer's loan and are paid a servicing fee by the participant. Likewise, we occasionally buy an interest in loans originated by other lenders. About $9 million of the portfolio, or 2%, has been purchased in this manner.

Sales Finance (Home Improvement) Loans. The sales finance portfolio grew at a steady pace throughout 2003. Even though loan production has increased in 2004, the portfolio growth has slowed. We are selling a greater percentage of the portfolio and loan prepayment speeds on our existing portfolio continue at a rate of between 35% and 40%.

                                                              Insured Balance
                       Bank Portfolio                           (Bank and
                          Balance      Servicing Balance   Servicing Portfolios)
                          -------      -----------------   ---------------------
September 30, 2003      $56 million       $ 3 million           $20 million
December 31, 2003        62 million        10 million            27 million
March 31, 2004           63 million        16 million            32 million
June 30, 2004            67 million        22 million            39 million
September 30, 2004       68 million        31 million            45 million


During the third quarter of 2004, the average new loan amount was $10,700. The current average balance on loans in the portfolio is $9,200. We insured 41% of the Bank's portfolio balance for credit risk, and 44% of total new loans in the third quarter.

Noted below are the charge-off table for the uninsured portfolio and the claims experience table for the insured portfolio:

                               UNINSURED PORTFOLIO
                               -------------------
                                                       Charge-Offs as a
                       Loan Balance                       Percent of      Delinquent Loans as a
                     (Bank Portfolio)  Net Charge-Offs     Portfolio      Percent of Portfolio
                     ----------------  ---------------     ---------      --------------------
September 30, 2003     $38 million        $ 73,000           0.19%               0.89%
December 31, 2003       40 million         100,000           0.25%               0.76%
March 31, 2004          40 million          50,000           0.13%               0.81%
June 30, 2004           41 million         136,000           0.33%               0.51%
September 30, 2004      40 million          71,000           0.18%               0.75%



                                INSURED PORTFOLIO
                                -----------------
                                                                   Delinquent Loans
                                       Claims as a Percent     as a Percent of Portfolio
                         Claims Paid   of Insured Balance   (Bank and Servicing Portfolios)
                         -----------   ------------------   -------------------------------
September 30, 2003         $ 33,000         0.21%                        1.36%
December 31, 2003            89,000         0.38%                        2.32%
March 31, 2004              351,000         1.18%                        1.72%
June 30, 2004               315,000         0.89%                        1.57%
September 30, 2004          265,000         0.64%                        2.17%

Our portfolio at September 30, 2004 totaled $68 million, of which $28 million is insured. The $40 million of uninsured loans with an average credit score of 728 has performed at a fairly consistent level, in terms of loan losses as a percent of the portfolio, over the last five quarters, ranging from 0.13% to 0.33%. The significant change has occurred in the insured portfolio, which has an average credit score of 667. Losses incurred in that portfolio are submitted to our credit insurer for reimbursement. The claims experience in the last 12 months has jumped from 0.21% (claims as a percent of insured balances) in the third quarter of last year to a high of 1.18% in the first quarter of 2004, and then dropping to 0.64% in the third quarter. The actual claims paid have risen accordingly from $33,000 a year ago to a high of $351,000 in the first quarter this year and subsequently falling to $265,000 in the third quarter of 2004. Similar trends occurred in the delinquency ratios until the third quarter of 2004, where we saw an increase in delinquencies to 2.17%. For the new policy year beginning October 1, 2004, our insurer has indicated that the premium structure will remain unchanged from the previous two policy years.

The contract with the credit insurer also has a maximum exposure limit to the insurer of 10% of the loan balances. Each year's loan production that is insured is treated as a separate portfolio in terms of the 10% limit. The first pool that was insured included loans closed between October 2002 and September 2003, and totaled $21.8 million with a maximum loss that could be claimed of $2.2 million. That pool currently has a balance of $14.4 million, and we have a remaining lifetime loss credit of $1.3 million. Because of the prepayment of loans in that pool, our loss credit is still 9.0% of the remaining balance even though the insurance company has paid claims totaling $890,000. The comparable figures for the 2003 pool (loans insured between October 2003 and September
2004) are $35 million in insured balances for a maximum loss of $3.5 million. Our remaining insured balance is $30.4 million and our credit loss limit is $3.3 million. To date, we have submitted $176,000 in claims against the pool.


DEPOSIT INFORMATION
-------------------

The number of business checking accounts increased 38%, from 1,364 at September 30, 2003, to 1,877 as of September 30, 2004, a gain of 513 accounts. The deposit balances for those accounts grew 57%. Consumer checking accounts also increased, from 5,341 in the third quarter of 2003 to 6,546 this year, an increase of 1,205 accounts, or 23%. Our total balances for consumer checking accounts rose 55%.

                                                    Money
                      Time Deposits  Checking  Market Accounts  Regular Savings
                      -------------  --------  ---------------  ---------------
September 30, 2003         68%          10%          21%              1%
December 31, 2003          66%          10%          22%              2%
March 31, 2004             64%          11%          23%              2%
June 30, 2004              65%          12%          22%              1%
September 30, 2004         63%          13%          23%              1%


BUSINESS SEGMENTS
-----------------

Beginning January 1, 2004, we changed the presentation of our Business Segments to more accurately reflect the way these segments are managed within the Bank. Prior to 2004 we had three segments: 1) Consumer Lending, 2) Commercial Lending, and 3) Investment Securities. We have made some changes to the original three segments by:

     o    Separating Residential Lending from the Consumer Lending segment
     o    Splitting the Commercial Lending segment into two separate segments:
          Business Banking Lending and Income Property Lending
     o Allocating the income and expenses from the Investment Securities segment to the new segments based upon asset size.

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

     o RESIDENTIAL LENDING - Residential lending offers loans to borrowers to purchase, refinance, or build homes secured by one-to-four-unit family dwellings. They also finance the purchase or refinance of buildable residential lots. This segment also sells loans into the secondary market. We may choose to retain or sell the right to service the loans sold (i.e., collection of principal and interest payments) depending upon market conditions.

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

     o INCOME PROPERTY LENDING - Income Property Lending offers permanent and interim construction loans for multi-family housing (over four units), commercial real estate properties, and spec single-family construction. The underlying real estate collateral being financed typically secures these loans.

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

     CONSUMER LENDING
     ----------------

                               Quarter Ended                       Nine Months Ended
                  Net Income/(Loss)   Return on Equity   Net Income/(Loss)   Return on Equity
                  -----------------   ----------------   -----------------   ----------------
Sept. 30, 2002       ($40,000)             (3.75%)           ($125,000)           (3.51%)
Sept. 30, 2003         51,000               3.12%              (70,000)           (1.63%)
Sept. 30, 2004        416,000              18.34%              985,000            15.83%


Net income for the Consumer Lending segment totaled $416,000 and $985,000 for the quarter and nine months ended September 30, 2004, marking significant improvement from income of $51,000 and a net loss of $70,000 for the same periods last year and net losses of $40,000 and $125,000 in 2002. The profitability achieved in 2004 is a combination of earning asset growth, related incremental net interest income, and additional gains on loan sales compared to the prior year. The increase in revenue was partially offset by rising operating expenses.

The Consumer Lending segment's quarterly average earning assets totaled $113 million as of September 30, 2004, up from $93 million in September 2003 and $60 million in 2002. Earning asset growth over the last two years was largely attributable to our sales finance (home improvement) loan portfolio and our decision to retain within the portfolio a greater portion of the loans originated outside the Northwest. With these additional assets and higher yields, interest income earned on the portfolio totaled $2,368,000 in third quarter 2004, up 32% from the same period in 2003, which was in turn 58% over the third quarter 2002 level. On a year-to-date basis, interest income totaled $6,454,000, an increase of 42% over the prior year level.

By comparison, interest expense for the quarter rose only 13%, or $77,000, compared to the third quarter of 2003, as the impact of reductions in funding rates largely offset the cost of the additional funds required to support the growth in earning assets. On a year-to-date basis, the effect of reductions in funding rates was even more pronounced, with interest expense rising only 2% from the prior year level. Prior to this quarter, funding costs bank-wide had declined over the last three years as rates on our time deposits gradually repriced at lower levels after the Federal Reserve cut rates 11 times in 2001, and once in each of 2002 and 2003. Based on the lagging nature of time deposit pricing, the cuts in 2001 were the primary driver of substantial reductions in funding costs in 2002. Later rate reductions then contributed to the continued funding cost reductions in 2003 and into 2004. With three rate increases by the Federal Reserve in recent months and short term market indexes having begun to rise, the potential exists for rates paid our deposits to trend upwards from their current levels. Whether or not such a trend will emerge could depend largely on major macro-economic and financial market factors and events including, but not limited to continued economic recovery and growth, as well as additional increases in short term market interest rates and the Federal Funds target rate. Also contributing to the reduction in our funding costs over this timeframe were growth in lower-cost checking and money market product balances, as well as the strategic use of FHLB advances during times when pricing on these advances presented a competitive advantage compared to running promotional time deposit campaigns.

Net interest income for this segment, after the provision for loan losses, totaled $1,580,000 and $4,319,000 for the three and nine months ended September 30, 2004, representing improvement of 42% and 65% over the same periods in 2003.

The Consumer Lending segment's quarterly noninterest income rose 223%, from $178,000 in the third quarter of 2003 to $576,000 this year. On a year-to-date basis, a similar increase was observed, with noninterest income rising 243% to $1,323,000. The improvement was primarily a result of increased gains on sales of consumer loans, specifically home improvement loans. In 2003, sales of consumer loans declined relative to 2002 as a result of a change in strategy from selling loans originated outside the Northwest to retaining these loans in our portfolio with the objective of growing the portfolio. As loan production increased and the portfolio gained in size, the decision was made to manage the portfolio's size through quarterly sales of sales finance loans. For the quarter and nine months ended September 30, 2004, we realized gains of $442,000 and $974,000 on loan sales totaling $11.0 million and $26.3 million. These exceeded several times over the $103,000 and $183,000 in gains realized on sales of $3.1 million and $6.1 million for the same periods last year. Our current plan is to continue selling approximately $6 million to $8 million in sales finance loans each quarter, although we may occasionally sell as much as the $11 million we sold in the third quarter of this year.

Additionally, our income from servicing loans has increased dramatically. Servicing fees earned on the sales finance loans serviced totaled $157,000 through the first nine months of 2004, with $69,000 of that earned in the third quarter. These fees are expected to continue to grow as additional loans are sold each quarter to manage the size of the sales finance loan portfolio.
The Consumer Lending segment's noninterest expense increased $307,000 and $1,040,000, or 25% and 33%, for the three and nine months ended September 30, 2004 compared to the prior year. The growth in costs this year was due largely to credit insurance premiums on the insured part of the sales finance portfolio. Rising administrative and other allocated costs also contributed to the increase.

The most significant growth in other noninterest expenses, at $199,000 for the third quarter, came from credit insurance premiums for our sales finance loan portfolio. This expense increased by $647,000 in the nine months ended September 30, 2004 compared to the same period in 2003. In the fourth quarter of 2002, we began to insure against default risk on loans to borrowers with credit scores below 720. Our insurance contract contains a variable premium that ranges between a low of 0.60% and a ceiling of 2.70% (as an annualized percentage of the outstanding insured balances). The most likely premium is 2.70%, with the final premium to be determined at a later date based on our actual loan loss history. The total expense, both paid and accrued, for the insurance premium related to the sales finance portfolio in the third quarter was $276,000, which reflects the maximum premium of 2.70%. There is the possibility that in future periods our experience will be more favorable and we will receive a rebate on premiums paid. However, based on our loss experience in the last three quarters we are not optimistic about any future rebates. Please refer to the "Sales Finance (Home Improvement) Loans" section for a further discussion of this topic.

Among other noninterest expense categories, administrative and support costs allocated to this segment have increased since the prior year. Included in these allocated costs are retail banking center expenses which have risen with the segment's growth, as well as expenses related to our Asset Management department. The Asset Management expenses allocated to this segment have risen based on the increased efforts required to manage the growing sales finance portfolio.


     RESIDENTIAL LENDING
     -------------------

                        Quarter Ended                    Nine Months Ended
                 Net Income   Return on Equity     Net Income   Return on Equity
                 ----------   ----------------     ----------   ----------------
Sept. 30, 2002    $572,000         40.94%          $1,207,000        26.13%
Sept. 30, 2003     537,000         27.83%           1,437,000        27.58%
Sept. 30, 2004     670,000         24.21%           2,054,000        26.24%

Net income for the Residential Lending segment totaled $670,000 and $2,054,000 for the quarter and nine months ended September 30, 2004 compared to $537,000 and $1,437,000 for the same periods in the prior year. This year's increase in net income was a result of substantial growth in earning assets and net interest income, which was partly offset by a reduction in noninterest income and rising operating expenses.

Net interest income for the Residential Lending segment after the provision for loan losses totaled $2,239,000 and $6,792,000 for the quarter and nine months ended September 30, 2004. These represented increases of 34% and 45% over the $1,676,000 and $4,695,000 earned in 2003, as well as continued improvement over the 2002 levels of $1,238,000 and $3,483,000. This improvement in net interest income was primarily attributable to a 38% quarter-over-quarter increase in this segment's earning assets, which totaled $280 million as of September 30, 2004, up from $203 million one year prior and $146 million at September 2002. On a year-to-date basis, earning assets averaged $266 million, up 46% from the first nine months of 2003. With these additional assets, interest income earned on the portfolio totaled $4,058,000 for the third quarter of 2004, up nearly 35% from third quarter 2003. By comparison, interest expense for the quarter rose only 23% from the prior year due to the reductions in funding rates described earlier. Similarly, for the first nine months of 2004, interest income rose 39%, more than offsetting a 27% increase in interest expense.

The Residential Lending segment's third quarter noninterest income fell $42,000, or 13%, relative to the prior year, based primarily on a significant reduction in residential loan sales. On a year-to-date basis, noninterest income was down $309,000, or 32%. Residential loan sale gains were down significantly from the prior year, declining 66% for the quarter, to $49,000, and 72% for the first nine months of the year. The declines in gains occurred as residential loan sales fell to $8.3 million for the third quarter, compared to $11.2 million in the same period last year. This resulted in year-to-date loan sales for 2004 of $25.0 million, approximately 44% below the prior year's volume. We believe that the sales volumes observed in 2003 were a product of the high level of refinancing activity that occurred during that time, and that the substantial reduction in sales volumes in 2004 represents movement to a more normalized residential lending environment.

The Residential Lending segment's noninterest expense increased $316,000 and $850,000, or 26% and 24%, for the three and nine months ended September 30, 2004, compared to the same periods in the prior year. The growth in costs this year has been largely attributable to rising administrative and other allocated costs. The administrative costs include both expenses for general corporate activities, which are allocated to all the business segments, as well as loan servicing and administration costs attributable to the Residential Lending segment's originations and portfolio management. Other allocated expenses included expenses incurred at the banking centers and allocated to the Residential Lending segment. As with the Consumer Lending segment, these allocations have increased with the growth of the Residential segment.

     BUSINESS BANKING LENDING
     ------------------------

                           Quarter Ended                            Nine Months Ended
                 Net Income/(Loss)  Return on Equity      Net Income/(Loss)  Return on Equity
                 -----------------  ----------------      -----------------  ----------------
Sept. 30, 2002       $145,000          10.07%                 $284,000           5.81%
Sept. 30, 2003         93,000           5.72%                  108,000           2.20%
Sept. 30, 2004        (73,000)         (3.63%)                (283,000)         (4.92%)

Net income for the Business Banking segment declined $166,000 and $391,000 for the three and nine months ended September 30, 2004, as increasing net interest income was more than offset by additional operating expenses. In the first three quarters of 2003, the segment's net income had also declined from prior year levels, as again improvements in net interest income were insufficient to offset higher noninterest expenses.

For the third quarter of 2004, the Business Banking segment's net interest income after provision for loan losses rose $70,000, or 7%, as a $126,000 increase in interest income more than offset an additional $59,000 in interest expense. The provision for loan losses declined $3,000 relative to the third quarter of 2003. On a year-to-date basis, net interest income after provision improved by $196,000, or 7%, driven by a $213,000 reduction in interest expense. Interest income for the nine months of 2004 was virtually unchanged from the same period in 2003, rising only $2,000, while the provision for loan losses increased $19,000 relative to the first three quarters of 2003.

Like the Consumer and Residential segments, the Business Banking segment also succeeded in building incremental assets over the prior year, with earning assets totaling $107 million as of September 30, 2004, representing an increase of 25% compared to the prior year.

The Business Banking segment's noninterest income remained relatively consistent with that of 2003, increasing $15,000 for the quarter and declining $18,000 for the nine months ended September 30, 2004, as additional fee income earned in 2004 largely offset a reduction in allocated gains on security investment sales compared to 2003. In total, $662,000 in gains on securities sales were realized in the nine months ended September 30, 2003, with $189,000 occurring in the third quarter. This income was then allocated to the four business lines. By comparison, only one security was sold in 2004, generating a gain of $71,000 in the first quarter. The significant reduction in gains on sales between the two periods impacted noninterest income for all business segments. As a smaller business line relative to others, the Business Banking segment lags the other segments in generating noninterest income. Consequently, the impact of reductions in allocated noninterest income is more noticeable for Business Banking than for other business lines that generate higher noninterest income from their own operations.

Third quarter and year-to-date 2004 noninterest expense rose $338,000 and $772,000, or 36% and 27%, over the same periods in 2003. The additional expenses this year were largely driven by increases in the retail banking center expenses allocated to the Business Banking segment. These expenses, which are allocated to each of the four business segments, have increased based on our deposit growth over the past year. The expense allocated to the Business Banking segment has seen a particularly significant increase as a result of the strong growth of our business checking and other commercial deposit accounts.

     INCOME PROPERTY LENDING
     -----------------------

                        Quarter Ended                  Nine Months Ended
                  Net Income  Return on Equity    Net Income   Return on Equity
                  ----------  ----------------    ----------   ----------------
Sept. 30, 2002    $1,425,000       21.36%         $4,624,000        18.57%
Sept. 30, 2003     1,589,000       22.51%          4,911,000        23.05%
Sept. 30, 2004     1,513,000       20.34%          4,270,000        19.49%

For the quarter and nine months ended September 30, 2004, net income for the Income Property segment declined $76,000 and $640,000, or 5% and 13%, relative to the same periods in 2003, based on flat net interest income, declining noninterest income, and rising operating expenses.

The Income Property segment's net interest income after provision for loan loss rose $73,000, or 2%, for the third quarter of 2004, as a $127,000 reduction in interest expense and $30,000 reduction in the provision for loan losses more than offset an $83,000 decline in interest income. On a year-to-date basis, however, the $1,237,000 reduction in funding costs failed to offset a $1,431,000 reduction in interest income and $25,000 increase in the provision for loan loss. Unlike the other segments, the Income Property segment did not benefit from double-digit growth in average earning assets compared to 2003. The Income Property segment's average earning assets totaled $445 million as of September 30, 2004 and averaged $442 million for the first nine months of 2004, representing growth of 3% and 2% versus the same measures for 2003. Contributing to this growth in earning assets were securities purchases made in the first three quarters of 2004 and resulting growth in our securities portfolio. As noted above, prior to 2004, our investment securities activities were contained within their own business segment. For 2004, however, our segments were revised and the assets, income, and expenses associated with our securities activities were allocated to the new segments based upon their asset size. As our largest business segment, Income Property is the recipient of the largest allocations of our investment securities operations. Were it not for these allocations and the substantial securities balances acquired in the second quarter of this year, this segment would not have achieved the asset growth noted above.

The Income Property segment's noninterest income declined significantly compared to 2003, falling $138,000 for the third quarter and $422,000 for the first nine months of the year. A significant part of this reduction was attributable to the above-mentioned reduction in gains on securities sales. As the Income Property segment accounted for nearly half of all earning assets in the first three quarters of 2004, and more than half for the first nine months of 2003, it was the recipient of the largest allocation of these gains. The greatest reduction in the level of these gains compared to the prior year then appears in the noninterest income for this segment.

Noninterest expense rose $39,000 and $319,000, or 2% and 6%, for the three and nine months ended September 30, 2004. This followed expense reductions for the third quarter and first nine months of 2003 compared to the same periods in 2002. The additional costs in 2004 were largely attributable to a decline in cost-reducing benefits derived from our loan production. Certain expenses tied to the production of new loans are classified as "standard loan costs." As loans are originated, these costs can be capitalized, thus reducing current period expenses. As these costs are tied to loan production and vary based on the type of loan originated, changes in the number or type of loans originated affect the level benefits realized. Based on differences in the volumes of loans and mix of loan types originated in 2004 versus 2003, the amount of costs capitalized through the first three quarters of this year was well below the amount capitalized last year. This resulted in higher costs incurred through the first three quarters of 2004.


LIQUIDITY
---------

Our primary sources of liquidity are loan and security sales and repayments, deposits, and wholesale funds. A secondary source of liquidity is cash from operations. Our principal uses of liquidity are the origination and acquisition of loans and securities and the purchases of facilities and equipment.

In the first nine months of 2004 we originated $347 million in loans and purchased $55 million in securities.

                                Third       Third    Year to Date  Year to Date
                               Quarter     Quarter   September 30, September 30,
(Dollars in 000s)                2004        2003        2004           2003
                              ---------   ---------   ---------     ----------
Loan Originations             $ 101,000   $ 105,000   $ 331,000     $  300,000
   (disbursed balance)
Security Purchases               12,000      10,000      55,000         69,000
                              ---------   ---------   ---------     ----------
Total Originations and
  Purchases                   $ 113,000   $ 115,000   $ 386,000     $  369,000

Loan and Security Repayments  $  74,000   $  63,000   $ 200,000     $  188,000
Sale of Securities                    0       6,000       2,000         25,000
Sale of Loans                    24,000      21,000      74,000         68,000
                              ---------   ---------   ---------     ----------
Total Repayments and Sales    $  98,000   $  90,000   $ 276,000     $  281,000

Net Difference                $  15,000   $  25,000   $ 110,000     $   88,000
                              =========   =========   =========     ==========


Our primary sources of funding, loan and security sales and repayments, are heavily influenced by trends in mortgage rates. When rates trend downward, our prepayment speeds increase. The loan portfolio, excluding loans sold into the secondary market and spec construction loans, experienced an annual prepayment rate of 25% in 2002, and 27% last year. Through September 2004, our annualized year-to-date rate was 30%. With the recent upward movement in various interest rate indexes and rate increases by the Federal Reserve, we would expect prepayment speeds to decelerate in the final quarter of the year. Given the volatility of interest rates and various macro-economic variables, however, we recognize that a significant probability exists that actual results may vary from this expectation. Security sales are also influenced by rising interest rates. In low or falling rate environments, we often sell securities to capture the market gain before the security prepays at par. With the recent increase in rates we would not expect to execute any significant amount of security sales.

Our preferred method of funding the net difference in loan and security purchases is with deposits.


                           Third        Third     Year to Date   Year to Date
                          Quarter      Quarter    September 30,  September 30,
(Dollars in 000s)           2004         2003         2004            2003
                         ---------    ---------    ---------      ----------
Deposits                 $  19,000    $  34,000    $  66,000      $  50,000
Advances                   (12,000)      (2,000)      38,000         28,000
                         ---------    ---------    ---------      ---------
Total                    $   7,000    $  32,000    $ 104,000      $  78,000
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

Our other major source of liquidity is wholesale funds, which includes FHLB borrowings, brokered deposits, reverse repurchase lines of credit, and a revolving line of credit at the First Mutual Bancshares holding company level. We rely significantly upon these wholesale funds as sources of liquidity, as doing so allows us to avoid maintaining balances of lower-yielding liquid assets for potential liquidity requirements.

The most utilized source is the FHLB advances which totaled $232 million at September 30, 2004. Our credit line with the FHLB is reviewed annually and is currently set at 40% of assets. As a percentage of assets, our FHLB borrowings were 24% at September 30, 2004, which compares to 23% at year-end 2003 and 25% at September 30, 2003. The risks associated with this funding source include the reduction or non-renewal of the line, and insufficient collateral to utilize the line. We try to mitigate the risk of non-renewal of the line by maintaining the credit quality of our loans and securities and attending to the quality and consistency of our earnings.

The risk of insufficient collateral to fully utilize the line is a more strategic concern. Our long-term goal is to increase the relative level of our business banking loan portfolio. In the last year we have also increased the relative percentage of our consumer loans. As a general rule, both of those types of loans are not eligible for collateral. Construction loans and many types of commercial real estate loans are also not eligible for collateral. The two principal sources of collateral are residential and multi-family loans. As we continue to evolve towards a community bank, we lower the source of our FHLB collateral. We presently have sufficient collateral to meet any foreseeable funding needs; however the long-term trend is an item of continuing management attention.

Brokered deposits, which are included in the deposit totals, amounted to $40 million as of September 30, 2004, following the reduction of $8 million in such instruments during the third quarter. This represented an unusually high usage of these deposits, which were issued to reduce our level of FHLB borrowings following our use of one-, two-, and three-year advances to match fund our third quarter purchases of hybrid ARM securities. Internal policies limit our total usage of these deposits to no more than 10% of all deposits, and we do not have plans at this time to substantially increase these deposits above their current levels.

Reverse repurchase lines are lines of credit collateralized by securities. We currently have lines totaling $60 million, of which the full amount is currently available. These lines were not used during the quarter ended September 30, 2004. The risks, attendant with these lines, are the withdrawal of the line based on credit standing of the Bank or the potential lack of sufficient collateral to support the lines.

An additional source of liquidity is cash from operations, which, though not a significant source, is a consistent source based upon the quality of our earnings. On a very limited basis it can be viewed as cash from operations adjusted for items such as the provision for loan loss and depreciation. See the "Consolidated Statements of Cash Flows" in the financial statements section of this filing for a calculation of net cash provided by operating activities.

In addition to using liquidity to fund loans and securities, we routinely invest in facilities and equipment. In the first nine months of 2004 we purchased $1.9 million of those assets.


PLANNED EXPENDITURES FOR PLANT AND EQUIPMENT
--------------------------------------------

                                FOURTH QUARTER 2004      FIRST QUARTER 2005
                                -------------------      ------------------
Remodel of Banking Centers           $1,150,000              $1,700,000
West Seattle Banking Center           1,000,000                     --
                                     ----------              ----------
TOTAL PURCHASES                      $2,150,000              $1,700,000
                                     ==========              ==========

During the first quarter of 2004 we began implementing plans for the extensive remodeling of three banking centers, and the construction of a new facility replacing one of our banking centers.. We have completed the remodel activity at our Bellevue West office and are under construction of our new Crossroads banking center. We currently anticipate all remodel activity to be completed by third quarter 2005. Based on current construction costs and updated plans, we are now estimating capital costs will be $4.5 million.

In October 2004, the Bank closed on the purchase of land in West Seattle, where we intend to build a full-service banking center. Our existing banking center in West Seattle resides in leased storefront space. The expenditure listed above for the West Seattle Banking Center is for unimproved land and initial development expenses. The full-service banking center, which is scheduled to be completed in 2005, is expected to cost an additional $1.3 million to $1.5 million. We have completed the due diligence process and have begun the permitting process for the new office. We hope to begin construction by second quarter 2005.

The Bank is currently developing a long-term maintenance and upgrade plan for its seven story corporate headquarters. This plan involves several major capital expenditures, including an expansion of the heating and cooling system, a sprinkler system, a security access system, drive-up banking capability, and upgrades to common areas. We are also currently implementing a plan to consolidate our occupancy of the building onto three entire floors, providing for greater use and efficiency of space. It is possible some of these expenses could occur in 2004, but more likely they will occur in 2005. The total capital costs could range from $1.8 million to $2.4 million, and that projection is subject to several variables that are yet unknown. When all anticipated moves are complete, we will occupy 53% of the building.

In addition, a property acquisition that has been under consideration for several years is the Canyon Park site. We are anticipating that we will close on this purchase in fourth quarter, 2004 and begin construction in 2005. The capital costs related to the purchase of this land and initial development expenses would be approximately $1.1 million. We originally intended to place a banking center and three-story office building on this site, and estimated that the capital costs would approach $4.3 million. After reconsideration, we now intend to build a 4,000 square-foot banking center and anticipate the capital costs will be in the range of $1.8 to $2.2 million.

CAPITAL
-------

The FDIC's statutory framework for capital requirements establishes five categories of capital strength, ranging from a high of well capitalized to a low of critically under-capitalized. An institution's category depends upon its capital level in relation to relevant capital measures, including a risk-based capital measure, a leverage capital measure, and certain other factors. At September 30, 2004, we exceeded the capital levels required to meet the definition of a well-capitalized institution:

                                                         For Capital      Well Capitalized
                                             Actual    Adequacy Minimum    Minimum Ratio
                                             ------    ----------------    -------------
Total capital (to risk-weighted assets):
    First Mutual Bancshares, Inc.             11.82%         8.00%             10.00%
    First Mutual Bank                         11.56          8.00              10.00

Tier I capital (to risk-weighted assets):
    First Mutual Bancshares, Inc.             10.22          4.00               6.00
    First Mutual Bank                         10.31          4.00               6.00

Tier I capital (to average assets):
    First Mutual Bancshares, Inc.              7.21          4.00               5.00
    First Mutual Bank                          7.41          4.00               5.00



During the third quarter of 2004, the Bank and its legal counsel analyzed its treatment of off-balance-sheet items in regards to risk-based capital treatment. The result of this review was the determination that many of our outstanding construction commitments (the undisbursed portion of our construction loans) contractually extend beyond one year. Because they extend beyond one year, these off-balance-sheet commitments are now being included in the calculation of the Banks' risk-based capital calculation for regulatory purposes. As a result, both the 'Total Capital to Risk-Weighted Assets' ratio and the 'Tier I Capital to Risk-Weighted Assets' ratio for the Bank and the Company decreased approximately 7 - 21 basis points as compared to second quarter 2004. The Bank has taken steps to reduce the impact of this change in future quarters by changing the loan terms on newly originated loans so that the commitments will not extend beyond one year. It is anticipated that over the next 12 to 18 months, many of the currently outstanding construction loans will have paid off reducing the impact of this adjustment. Most of the new construction loans now being added to the portfolio have loan terms which contractually limit the commitment to less than one year.


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

NET INTEREST INCOME (NII) AND ECONOMIC VALUE OF EQUITY (EVE) SIMULATION MODEL RESULTS

                          September 30, 2004         December 31, 2003
                              Percentage                Percentage
                                Change                    Change
---------------------------------------------------------------------------
 Change in Interest       Net         Economic        Net       Economic
       Rates            Interest      Value of      Interest     Value of
 (in basis points)       Income        Equity       Income       Equity
---------------------------------------------------------------------------
        +200              0.00%       (1.06%)        1.14%      (8.50%)
        +100                n/a       (0.13%)          n/a      (5.06%)
        -100            (0.89%)       (0.56%)      (1.18%)        2.34%
        -200                  *             *            *            *

* Because a large percentage of our loan portfolio is tied to indexes that were at very low levels as of December 31, 2003 and September 30, 2004, the downward 200 bps scenarios could not be computed.

NET INTEREST INCOME SIMULATION

The "Net Interest Income" figures in the above table refer to changes from a "base case" scenario, and assume a zero-growth balance sheet and a steady increase or decrease in interest rates in the magnitudes specified over a 12-month period. The "base case" represents our forecast of net interest income under the simulation assumptions if rates were to remain unchanged from the current rates. In the event the simulation model demonstrates that a gradual 200 basis point increase or 100 basis point (200 basis point when applicable) decrease in interest rates over the next 12 months would adversely affect our net interest income over the same period by more than 10% relative to the "base case" scenario, we would consider the indicated risk to have exceeded our internal policy limit. As illustrated in the above results, we are operating within the 10% internal policy limit.

The September 30, 2004 results of our income simulation model indicate that our net interest income would be expected to remain unchanged from its "base case" level in a scenario in which rates are assumed to rise by 200 basis points, and decline in an environment where interest rates are assumed to fall by 100 bps. The magnitude of the change, however, suggests that there is little sensitivity in net interest income over a 12-month horizon, with less than a one percent change in net interest income from the base case projection indicated in the falling rate scenario.

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

In the simulated 200 bps upward shift of the yield curve, the discount rates used to calculate the present values of assets and liabilities will increase, causing the present values of both assets and liabilities to fall, with more prominent effects on longer-term, fixed-rate instruments. Additionally, when interest rates rise, the cash flows on our assets will typically decelerate as borrowers become less likely to prepay their loans. As the cash flows on these assets are shifted further into the future, their present values are further reduced. Our EVE simulation model results as of September 30, 2004 indicate that our liabilities would be expected to exhibit greater sensitivity to the effects of rising rates than would our assets, with the economic value of liabilities declining by an estimated 2.86% versus an approximately 2.68% decline in the value of assets. Given, however, that the economic value of assets exceeds the economic value of liabilities, the 2.68% reduction in the asset value was greater than the 2.86% impact on liabilities. Consequently, the economic value of our equity was negatively impacted in this scenario, declining 1.06%.

The opposite occurs when rates decline, as the discount rates used to calculate the present values of assets and liabilities will decrease, causing the present values of both assets and liabilities to rise. Based on the above, our EVE would be expected to be positively impacted in this scenario. Counteracting this effect, however, is the tendency of cash flows to accelerate in a falling rate environment, as borrowers refinance their existing loans at lower interest rates. These loan prepayments prevent the present values of these assets from increasing in a declining rate scenario, illustrating an effect referred to as negative convexity. Taking this negative convexity into account, the simulation results indicated that the impact to EVE was less pronounced in the falling rate scenario. In this case, the economic values of both assets and liabilities at September 30, 2004 were positively impacted when rates were assumed to fall by 100 bps, assets by 1.31% and liabilities by 1.52%. In contrast to the rising rate scenario described above, in this instance the 1.52% increase in the economic value of liabilities exceeded the 1.31% increase in the economic value of assets. As a result, with liability values rising more than asset values, our economic value of equity was negatively impacted in this scenario as well, declining 0.56%.

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

Our 12-month interest rate sensitivity gap, expressed as a percentage of assets, fell from 7.9% at year-end 2003 to 4.9% at September 30, 2004. These results indicate that we remain asset sensitive, or positively gapped, with more assets than liabilities expected to mature, reprice, or prepay within the next year. The Gap report has implied an asset sensitive position for a number of quarters, dating back to September 2001. The change in the Gap was caused by the mix of the additional assets and liabilities to each side of the balance sheet, as well as the overall balance sheet growth.

                     ONE YEAR INTEREST RATE SENSITIVITY GAP
                                (Dollars in 000s)

                                              SEPT. 30, 2004    DEC. 31, 2003
                                              --------------    -------------
One Year Repricing / Maturing Assets            $   677,886      $   632,428
One Year Repricing / Maturing Liabilities           628,781          564,707
                                                -----------      -----------
One Year Gap                                    $    49,105      $    67,721
                                                ===========      ===========

Total Assets                                    $   992,234      $   860,844
                                                ===========      ===========
(September 30, 2004 figure includes
     off-balance-sheet item)

One Year Interest Rate Gap as a
Percentage of Assets                                 4.9%             7.9%

Consistent with the trend observed over the last year, asset growth of $131 million in the first three quarters of 2004 was centered in assets that would not be subject to maturity or repricing in the following 12 months. These assets consisted largely of new single- and multi-family residential ARMs, typically with rates tied to one-year LIBOR or FHLB indexes, but for which the interest rate is fixed for the first three to ten years of the loan, as well as fixed-rate home improvement loans. In addition to the loan growth, we had a number of hybrid ARM securities trades settle in late June. These instruments bear a fixed interest rate for an initial period, typically three to seven years, after which their rates become adjustable annually based on a set margin over a major market index. Overall, those assets not subject to maturity or repricing within 12 months rose nearly $86 million over the first nine months of 2004, accounting for roughly 65% of asset growth. Assets expected to mature or reprice within a 12 month time horizon increased approximately $45 million from their level as of December 2003.

A change in modeling procedure, rather than actual asset growth, accounted for $9 million of this $45 million repricing in the next 12 months. As previously noted, in 2002 we entered into an interest rate swap agreement to fix the interest rate on our first trust preferred security issue for a period of five years. As of the December 2003 year end, for the purposes of the gap report, we classified the TPS as a five-year, fixed-rate instrument. In 2004, we changed our methodology to reflect the interest rate swap in the gap report. In doing so, the TPS was reclassified as a variable-rate liability, offset by the asset side of the swap, under which the Bank receives payments tied to the same quarterly adjustable rate as the TPS issue. The other side of the swap, under which the Bank makes payments based on a fixed interest rate, was then applied to the liability side of the gap report based on the remaining life of the swap, approximately three years. As a result of these additions/modifications, the swap is now reflected in the gap model, and the resulting asset base for gap purposes exceeds our total assets by $9 million, the notional principal amount of the interest rate swap.

By comparison, as of the September quarter end, the net change in liabilities from December 31, 2003 was almost evenly split between those subject to repricing or maturity within 12 months and those with horizons exceeding one year. Liabilities subject to maturity or repricing in the next 12 months rose approximately $64 million over the year-end level, including the $9 million increase that resulted from moving the 2002 TPS issue into the less-than-one-year category, as described above. By comparison, liabilities with maturities or expected repricing dates in excess of one year rose by $67 million compared to their year-end levels. This represented a departure from the trend observed last year, when roughly 75% of liability growth was subject to maturity or repricing within one year. For most of 2003, the majority of promotional deposit rates focused on shorter-term time deposits, most commonly the seven-month certificate. Consequently, throughout 2003, most of the new time deposit balances brought in were subject to maturity within 12 months. Additionally, those time deposits that matured throughout 2003 were frequently rolled to the shorter promotional rate instruments upon maturity, further increasing the shorter-term liabilities. By comparison, our time deposit promotions this year have typically included at least two promotional deposit rates, one short term, typically six to eight months, as well as one intermediate term, generally from 12 to 18 months. In some instances, a third, longer-term rate, typically in excess of 24 months has also been included in our promotions. Additionally, while our FHLB advances are typically structured with one-year terms, during the first half of 2004, we expanded our usage of advances with terms longer than 12 months, largely to match fund the above-mentioned securities settled in the second quarter.

The greater increase of liabilities maturing/repricing in the next 12 months versus assets resulted in a net $19 million reduction in our dollar gap. This gap ratio was further reduced by the overall growth in the balance sheet during the period, which increased from $861 to $992 million, including the addition of $9 million in the off-balance-sheet interest rate swap. The combined effect of these two factors led to the decline in the one-year gap ratio from 7.9% to 4.9% of total assets.

SECURITIES


ITEM 3.

The following table sets forth certain information regarding carrying values and percentage of total carrying values of the Bank's consolidated portfolio of securities classified as available-for-sale and held-to-maturity (dollars in thousands).

                                                    ---------------------------------------------------------------------------
                                                                                   September 30,
                                                    ---------------------------------------------------------------------------
                                                                  2004                                     2003
                                                    ----------------------------------       ----------------------------------
AVAILABLE-FOR-SALE:                                 Carrying Value    Percent of Total       Carrying Value    Percent of Total
-------------------                                 ----------------------------------       ----------------------------------
    US Government Treasury and agency obligations   $       23,093                 19%       $       11,050                 15%
    Mortgage backed securities:
         Freddie Mac                                        15,800                 13%               16,071                 23%
         Ginnie Mae                                         43,267                 35%                   --                  0%
         Fannie Mae                                         40,422                 33%               44,794                 62%
                                                    ----------------------------------       ----------------------------------
    Total mortgage-backed securities                        99,489                 81%               60,865                 85%

    ----------------------------------------------------------------------------------       ----------------------------------
    TOTAL SECURITIES AVAILABLE-FOR-SALE             $      122,582                100%       $       71,915                100%
    ----------------------------------------------------------------------------------       ----------------------------------




                                                    ---------------------------------------------------------------------------
                                                                                   September 30,
                                                    ---------------------------------------------------------------------------
                                                                  2004                                     2003
                                                    ----------------------------------       ----------------------------------
HELD-TO-MATURITY:                                   Carrying Value    Percent of Total       Carrying Value    Percent of Total
-----------------                                   ----------------------------------       ----------------------------------
    Municipal Bonds                                 $        1,220                 15%       $        1,327                 13%
    Mortgage backed securities:
         Freddie Mac                                           497                  6%                  556                  6%
         Fannie Mae                                          6,263                 79%                7,994                 81%
                                                    ----------------------------------       ----------------------------------
    Total mortgage-backed securities                         6,760                 85%                8,550                 87%
    CMO's                                                       --                  0%                    5                  0%
                                                    ----------------------------------       ----------------------------------

    ----------------------------------------------------------------------------------       ----------------------------------
    TOTAL SECURITIES HELD-TO-MATURITY               $        7,980                100%       $        9,882                100%
    ----------------------------------------------------------------------------------       ----------------------------------

    --------------------------------------------------------------                           --------------
    ESTIMATED MARKET VALUE                          $        8,123                           $       10,103
    --------------------------------------------------------------                           --------------

ITEM 3A.

The following table shows the maturity or period to repricing of the Bank's consolidated portfolio of securities available-for-sale and held-to-maturity (dollars in thousands):

                                         ------------------------------------------------------------------------------------
                                                               Available-for-sale at September 30, 2004
                                         ------------------------------------------------------------------------------------
                                             One Year or Less           Over One to Three Years      Over Three to Five Years
                                         ------------------------      ------------------------      ------------------------
                                                        Weighted                      Weighted                      Weighted
                                          Carrying       Average        Carrying       Average        Carrying       Average
                                           Value         Yield           Value         Yield           Value         Yield
                                         ----------    ----------      ----------    ----------      ----------    ----------
AVAILABLE-FOR-SALE:
-------------------
   US Government Treasury and agency
   obligations                           $   11,988         0.00%      $       --         0.00%      $       --         0.00%
   Mortgage backed securities:
        Ginnie Mae                               --         0.00%           7,697         3.75%              --         0.00%
        Freddie Mac                             301         4.10%              --         0.00%             775         5.50%
        Fannie Mae                              527         4.01%              --         0.00%           1,433         5.50%
                                         ----------    ----------      ----------    ----------      ----------    ----------
   Total mortgage-backed securities             828         4.04%           7,697         3.75%           2,208         5.50%

                                         ------------------------------------------------------------------------------------
   Total securities available-for-sale
     -- Carrying Value                   $   12,816         0.26%      $    7,697         3.75%      $    2,208         5.50%
                                         ------------------------------------------------------------------------------------

                                         ------------------------------------------------------------------------------------
   Total securities available-for-sale
     -- Amortized Cost                   $   12,805         0.25%      $    7,723         3.75%      $    2,113         5.50%
                                         ------------------------------------------------------------------------------------


                                         ------------------------------------------------------------------------------------
                                                               Available-for-sale at September 30, 2004
                                         ------------------------------------------------------------------------------------
                                          Over Five to Ten Years       Over Ten to Twenty Years         Over Twenty Years
                                         ------------------------      ------------------------      ------------------------
                                                        Weighted                      Weighted                      Weighted
                                          Carrying       Average        Carrying       Average        Carrying       Average
                                           Value         Yield           Value         Yield           Value         Yield
                                         ----------    ----------      ----------    ----------      ----------    ----------
AVAILABLE-FOR-SALE:
-------------------
   US Government Treasury and agency
   obligations                           $    6,102         4.08%      $    5,003         4.00%      $       --         0.00%
   Mortgage backed securities:
        Ginnie Mae                               --         0.00%              --         0.00%          35,570         4.17%
        Freddie Mac                           4,187         3.50%           8,626         4.50%           1,911         3.75%
        Fannie Mae                               --         0.00%          33,600         4.30%           4,862         4.13%
                                         ----------    ----------      ----------    ----------      ----------    ----------
   Total mortgage-backed securities           4,187         3.50%          42,226         4.31%          42,343         4.15%

                                         ------------------------------------------------------------------------------------
   Total securities available-for-sale
     -- Carrying Value                   $   10,289         3.84%      $   47,229         4.31%      $   42,343         4.15%
                                         ------------------------------------------------------------------------------------

                                         ------------------------------------------------------------------------------------
   Total securities available-for-sale
     -- Amortized Cost                   $   10,272         3.84%      $   47,469         4.30%      $   42,346         4.15%
                                         ------------------------------------------------------------------------------------


                                         ------------------------
                                            Available-for-sale
                                          at September 30, 2004
                                         ------------------------
                                                  Total
                                         ------------------------
                                                        Weighted
                                          Carrying       Average
                                           Value         Yield
                                         ----------    ----------
AVAILABLE-FOR-SALE:
-------------------
   US Government Treasury and agency
   obligations                           $   23,093         1.94%
   Mortgage backed securities:
        Ginnie Mae                           43,267         4.10%
        Freddie Mac                          15,800         4.19%
        Fannie Mae                           40,422         4.32%
                                         ----------    ----------
   Total mortgage-backed securities          99,489         4.19%

                                         ------------------------
   Total securities available-for-sale
     -- Carrying Value                   $  122,582         3.78%
                                         ------------------------

                                         ------------------------
   Total securities available-for-sale
     -- Amortized Cost                   $  122,728         3.77%
                                         ------------------------

                                         ------------------------------------------------------------------------------------
                                                                Held-to-Maturity at September 30, 2004
                                         ------------------------------------------------------------------------------------
                                             One Year or Less           Over One to Three Years      Over Three to Five Years
                                         ------------------------      ------------------------      ------------------------
                                                        Weighted                      Weighted                      Weighted
                                          Carrying       Average        Carrying       Average        Carrying       Average
                                           Value         Yield           Value         Yield           Value         Yield
                                         ----------    ----------      ----------    ----------      ----------    ----------
HELD-TO-MATURITY:
-----------------
   Municipal Bonds                       $       --         0.00%      $       --         0.00%      $       --         0.00%
   Mortgage backed securities:
        Freddie Mac                             497         3.48%              --         0.00%              --         0.00%
        Fannie Mae                            2,240         4.28%           1,225         5.67%           1,910         2.28%
                                         ----------    ----------      ----------    ----------      ----------    ----------
   Total mortgage-backed securities           2,737         4.13%           1,225         5.67%           1,910         2.28%

                                         ------------------------------------------------------------------------------------
   Total securities held-to-maturity
     -- Carrying Value                   $    2,737         4.13%      $    1,225         5.67%      $    1,910         2.28%
                                         ------------------------------------------------------------------------------------

                                         ------------------------------------------------------------------------------------
   Total securities held-to-maturity
     -- Fair Market Value                $    2,827         4.13%      $    1,260         5.67%      $    1,931         2.35%
                                         ------------------------------------------------------------------------------------


                                         ------------------------------------------------------------------------------------
                                                                Held-to-Maturity at September 30, 2004
                                         ------------------------------------------------------------------------------------
                                          Over Five to Ten Years       Over Ten to Twenty Years         Over Twenty Years
                                         ------------------------      ------------------------      ------------------------
                                                        Weighted                      Weighted                      Weighted
                                          Carrying       Average        Carrying       Average        Carrying       Average
                                           Value         Yield           Value         Yield           Value         Yield
                                         ----------    ----------      ----------    ----------      ----------    ----------
HELD-TO-MATURITY:
-----------------
   Municipal Bonds                       $       --         0.00%      $      220         5.38%      $    1,000         6.26%
   Mortgage backed securities:
        Freddie Mac                              --         0.00%              --         0.00%              --         0.00%
        Fannie Mae                               --         0.00%             888         4.50%              --         0.00%
                                         ----------    ----------      ----------    ----------      ----------    ----------
   Total mortgage-backed securities              --         0.00%             888         4.50%              --         0.00%

                                         ------------------------------------------------------------------------------------
   Total securities held-to-maturity
     -- Carrying Value                   $       --         0.00%      $    1,108         4.67%      $    1,000         6.26%
                                         ------------------------------------------------------------------------------------

                                         ------------------------------------------------------------------------------------
   Total securities held-to-maturity
     -- Fair Market Value                $       --         0.00%      $    1,109         4.67%      $      995         6.27%
                                         ------------------------------------------------------------------------------------


                                         ------------------------
                                             Held-to-Maturity
                                          at September 30, 2004
                                         ------------------------
                                                  Total
                                         ------------------------
                                                        Weighted
                                          Carrying       Average
                                           Value         Yield
                                         ----------    ----------
HELD-TO-MATURITY:
-----------------
   Municipal Bonds                       $    1,220         6.10%
   Mortgage backed securities:
        Freddie Mac                             497         3.48%
        Fannie Mae                            6,263         3.97%
                                         ----------    ----------
   Total mortgage-backed securities           6,760         3.93%

                                         ------------------------
   Total securities held-to-maturity
     -- Carrying Value                   $    7,980         4.26%
                                         ------------------------

                                         ------------------------
   Total securities held-to-maturity
     -- Fair Market Value                $    8,123         4.28%
                                         ------------------------

ITEM 4. CONTROLS AND PROCEDURES

The Bank's Chief Executive Officer and Chief Financial Officer and other appropriate officers have evaluated the Bank's disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission's rules and forms, and have concluded that, although there are inherent limitations in all control systems and although we apply certain reasonable cost/benefit considerations to the design of our disclosure controls and procedures, as of September 30, 2004 those disclosure controls and procedures are effective.

We are currently undergoing a comprehensive effort to ensure compliance with
Section 404 of the Sarbanes-Oxley Act of 2002 for our fiscal year ending December 31, 2004. This effort includes internal control documentation and review under the direction of senior management. During the course of these activities, we have identified certain internal control issues which management believed would benefit from improvement. These control issues are, in large part, the result of our increased size and need for documentation. The review has not identified any material weakness in internal control. However, we have made improvements to our internal controls over financial reporting as a result of our review efforts and will continue to do so. These improvements include control activities, monitoring controls and the enhancements of written policies and procedures.


PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

At September 30, 2004, the Company was not engaged in any litigation, which in the opinion of management, after consultation with its legal counsel, would be material to the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

     (3.3) Bylaws (as amended and restated), incorporated by reference on Form 10-Q filed with the SEC on August 13, 2004.

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

Date: November 12, 2004                  FIRST MUTUAL BANCSHARES, INC.




                                         /s/ John R. Valaas
                                         ------------------------------
                                         John R. Valaas
                                         President and Chief Executive Officer




                                         /s/ Roger A. Mandery
                                         ------------------------------
                                         Roger A. Mandery
                                         Executive Vice President
                                         (Principal Financial Officer)