Form 10-K
period 2004-12-31
FIRST MUTUAL BANCSHARES INC
filed 2005-03-16
CIK 1098337

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 005-57091




                          FIRST MUTUAL BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


State of Washington                                              91-2005970
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


400 108th Avenue N.E., Bellevue, Washington                         98004
-------------------------------------------                  -------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code             (425) 455-7300
                                                             -------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by a check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).   YES [X]   NO [_]

     As of June 30, 2004, there were issued and outstanding 5,276,662 shares of the registrant's common stock. The aggregate market value of the voting stock held by non-affiliates of 3,113,059 shares of the registrant was $78,604,740 based on the closing sales price of the registrant's common stock as quoted on the Nasdaq Market System which on June 30, 2004 was $25.25.

================================================================================

     As of March 8, 2005, there were issued and outstanding 5,308,294 shares of the registrant's common stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Certain information required by Parts I, III, and IV is incorporated by reference to the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2004.

     2. Certain information required by Parts I, III, and IV is incorporated by reference to the Registrant's Proxy Statement dated March 18, 2005 for the 2005 Annual Meeting of Shareholders.


FORWARD-LOOKING STATEMENTS
--------------------------

     This Form 10-K Report and the other Securities and Exchange Commission filings made by the Company, which are incorporated by reference, contain statements concerning future operations, trends, expectations, plans, capabilities, and prospects of the Company that are forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. Statements containing words such as "anticipate," "believe," "intend," "expect," "objective," "plan," "should," or similar words may constitute forward-looking statements. Information regarding our Simulation and GAP Models and our hedging strategies may also constitute forward-looking statements. Although the Company believes that the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business and operations, actual events, results, or developments may differ materially from those expressed or implied in forward-looking statements due to a number of risks and uncertainties. Factors which could affect actual results include economic conditions in the Bank's market area, interest rate fluctuations, the impact of competitive products, services and pricing, loan delinquency rates, and the legislative and regulatory changes affecting the banking industry. There are other risks and uncertainties which could affect the Company which are discussed from time to time in the filings made by the Company with the Securities and Exchange Commission, including cautionary statements regarding the forward-looking information in such filings. These risks and uncertainties should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Company shall not be responsible to update any such forward-looking statements.


TABLE OF CONTENTS
-----------------
                                                                            PAGE
                                                                            ----
PART I
          Item 1.   Business
                        Overview of Business Lines ........................   4
                        Yields Earned and Rates Paid ......................   5
                        Rate Volume Analysis ..............................   8
                        Lending Activities ................................   8
                        Reserve for Loan Losses ...........................  16
                        Securities ........................................  17
                        Investment Activities .............................  20
                        Deposit Activities and Other Sources of Funds .....  24
                        Critical Accounting Policies ......................  26
                        Recently Issued Accounting Standards ..............  29

                        Regulation and Supervision ........................  30
                        Federal and State Taxation ........................  34
          Item 2.   Properties ............................................  36
          Item 3.   Legal Proceedings .....................................  38
          Item 4.   Submission of Matters to a Vote of Security Holders ...  38


PART II
          Item 5.   Market for Registrant's Common Equity and Related
                    Stockholder Matters ...................................  38
          Item 6.   Selected Financial Data ...............................  38
          Item 7.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ...................  38
          Item 7A.  Quantitative and Qualitative Disclosures About
                    Market Risk ...........................................  38
          Item 8.   Financial Statements and Supplementary Data ...........  38
          Item 9.   Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure ...................  39
          Item 9A.  Controls and Procedures ...............................  39
          Item 9B.  Other Information .....................................  40


PART III
          Item 10.  Directors and Executive Officers of the Registrant ....  40
          Item 11.  Executive Compensation ................................  42
          Item 12.  Security Ownership of Certain Beneficial Owners and
                    Management and Related Stockholder Matters ............  42
          Item 13.  Certain Relationships and Related Transactions ........  42
          Item 14.  Principal Accountant Fees and Services ................  42


PART IV
          Item 15.  Exhibits and Financial Statement Schedules ............  42




                                     PART I
ITEM 1.   BUSINESS
------------------

(a)  General
     -------

     First Mutual Bancshares, Inc. (the "Company") is a Washington corporation, which was formed for the purpose of becoming the bank holding company for First Mutual Bank (the "Bank"). The Bank's reorganization was completed on October 26, 1999, on which date the Bank became the wholly-owned banking subsidiary of the Company, and the stockholders of the Bank became stockholders of the Company. The Company's only significant activity is holding the stock of the Bank and engaging in certain passive investment activities. This discussion refers to the consolidated statements of the Company and the Bank, and therefore the references to "Bank" in this discussion refer to both entities.

     First Mutual Bank was incorporated as a Washington state-chartered mutual savings bank in 1968 known as First Mutual Savings Bank and was the successor to Eastside Savings and Loan Association, which was organized in 1952 and commenced operations in 1953. The Bank converted from mutual to stock form through the sale and issuance of 966,000 shares of Common Stock in December 1985. In connection with the holding company reorganization, the Bank changed its name to First Mutual Bank. Effective in June 2000, the Federal Reserve Bank approved the election for the Company to become a financial holding company. The Bank is subject to regulation by the State of Washington Department of Financial Institutions and the Federal Deposit Insurance Corporation ("FDIC"). The Company is subject to regulation by the Federal Reserve Board.

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

     The savings and lending operations are conducted through twelve full-service banking centers located in Bellevue (3), Issaquah, Kirkland (2), Monroe, Redmond, Sammamish, Seattle (2), and Woodinville. We also have income property loan production offices located in Bellingham and Tacoma, Washington, and a consumer loan office located in Jacksonville, Florida. Our main office is located at 400 108th Avenue N.E., Bellevue, Washington 98004. See "Item 2. - Properties" herein for additional information regarding our facilities.

     We post our annual report, Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and press releases on our investor relations page at www.firstmutual.com. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (the "SEC"). All SEC filings of the Company are also available free of charge at the SEC's website, www.sec.gov. or by calling the SEC at 1-800-SEC-0330.


OVERVIEW OF BUSINESS LINES
--------------------------

     Beginning January 1, 2004, we changed the presentation of our Business Segments to more accurately reflect the way these segments are managed within the Bank. Prior to 2004, we had three segments: 1) Consumer Lending, 2) Commercial Lending, and 3) Investment Securities. We have made some changes to the original three segments by:

     o    Separating Residential lending from the Consumer lending segment;

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

     o Business Banking Lending - Business Banking lending offers a full range of banking services to small and medium size businesses including deposit and cash management products, loans for financing receivables, inventory, and equipment as well as permanent and interim construction loans for owner-occupied commercial real estate. The underlying real estate collateral or business asset being financed typically secures these loans.

     o Income Property Lending - Income Property lending offers permanent and interim construction loans for multifamily housing (over four units), manufactured housing communities, commercial real estate properties, and singe-family spec construction. The underlying real estate collateral being financed typically secures these loans.

Each of these business segments also sells loans into the secondary market. We may choose to retain or sell the right to service the loans sold (i.e., collection of principal and interest payments) depending upon market conditions.

These segments are managed separately because each business unit requires different processes and different marketing strategies to reach the customer base that purchases the products and services. The segments derive a majority of their revenue from interest income, and we rely primarily on net interest revenue in managing these segments. No single customer provides more than 10% of the Bank's revenues. Please refer to the section titled "Business Segments" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")" portion of our 2004 Annual Report and Note 22 in the "Notes to Consolidated Financial Statements" in the annual report for more information.


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

     At December 31, 2004, our portfolio of loans consisted of 90% adjustable-rate and 10% fixed-rate loans. We have employed various measures designed to make yields on our loan portfolio and investments interest-rate sensitive. They have included: (i) adoption of a policy under which we generally originate and sell long-term, fixed-rate mortgage loans which have been underwritten to specifications of secondary market investors and qualify for sale in the secondary market, (ii) emphasis on origination of adjustable-rate mortgage loans on residential and commercial properties, (iii) origination of construction loans secured by residential and commercial properties, at interest rates subject to periodic adjustment based upon the prevailing market rates,
(iv) origination of business loans at interest rates subject to periodic adjustment based on prevailing market rates, and (v) origination of direct consumer loans at interest rates subject to periodic adjustment based upon the prevailing rates. See "Lending Activities" in this Form 10-K and "Market Risk Sensitive Instruments" in the "MD&A" section of the 2004 Annual Report.

                              AVERAGE BALANCE SHEET
                              ---------------------

     The following table presents for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resulting interest rate spread, and ratios of interest-earning assets to interest-bearing liabilities. Averages are calculated using monthly averages. We follow the practice of stopping interest accruals on loans past due 90-days and over unless it is reasonably believed that all principal and interest due on the loan will be fully recovered. Interest income on tax-free municipal bonds is not shown on a tax-equivalent basis.

                                            AT DECEMBER 31,
                                                 2004                               2004
                                      -------------------------------------------------------------------
                                                      AVERAGE        AVERAGE                    AVERAGE
                                         BALANCE     YIELD/COST      BALANCE      INTEREST    YIELD/COST
                                      -------------------------   --------------------------------------
Interest earning assets:
    Loans receivable                  $    809,406      6.42%     $    782,566   $   50,195      6.41%
    Mortgage-backed securities             112,702      4.23%          100,116        3,865      3.86%
    Municipal securities                     1,217      6.10%            1,252           80      6.39%
    FHLB stock                              12,919      2.80%           12,200          339      2.78%
    US securities                           18,025      4.05%           14,585          504      3.46%
    Short-term investments and other           309      2.09%            1,703          144      0.70%
                                      ------------                ------------   ----------
Total interest-earning assets              954,578      6.07%          912,422       55,127      6.04%

Noninterest earning assets                  49,205                      19,892
                                      ------------                ------------
Total assets                          $  1,003,783                $    932,314
                                      ============                ============

Interest-earning liabilities:
    Deposits                          $    640,061      2.00%     $    606,036   $   12,292      2.03%
    Long-term debentures (TPS)              17,000      5.89%           17,000        1,002      5.89%
    FHLB advances and other                235,807      2.34%          230,021        5,799      2.52%
                                      ------------                ------------   ----------
Total interest-bearing liabilities         892,868      2.17%          853,057       19,093      2.24%

Noninterest-bearing liabilities -
    deposits and other                      51,468                      24,120
                                      ------------                ------------
Total liabilities                          944,336                     877,177
Shareholders' equity                        59,447                      55,137
                                      ------------                ------------
Total liabilities and shareholders'
    equity                            $  1,003,783                $    932,314
                                      ============                ============


Net interest income                                                              $   36,034
                                                                                 ==========
Ratio of average interest-earning
    assets to average interest-
    bearing liabilities                                                  1.06x
Interest rate spread                                                                             3.80%
Net yield (net interest income as a
    percentage of average interest-
    earning assets)                                                                   3.95%
Amortized loan fees included in loan
    receivable interest income                                                   $      516





                                                        2003                                     2002
                                      --------------------------------------   --------------------------------------
                                         AVERAGE                    AVERAGE       AVERAGE                    AVERAGE
                                         BALANCE      INTEREST    YIELD/COST      BALANCE      INTEREST    YIELD/COST
                                      --------------------------------------   --------------------------------------
Interest earning assets:
    Loans receivable                  $    683,249   $   45,487      6.66%     $    588,213   $   42,925      7.30%
    Mortgage-backed securities              68,841        2,902      4.22%           80,523        4,514      5.61%
    Municipal securities                     1,330           81      6.09%            1,342           80      5.96%
    FHLB stock                              10,728          707      6.59%           10,095          707      7.00%
    US securities                           11,425          473      4.14%            1,666           49      2.94%
    Short-term investments and other         1,568           11      0.70%            4,673           50      1.07%
                                      ------------   ----------                ------------   ----------
Total interest-earning assets              775,573       49,650      6.39%     $    681,839       48,275      7.04%

Noninterest earning assets                  25,929                                   25,310
                                      ------------                             ------------
Total assets                          $    801,502                             $    707,149
                                      ============                             ============

Interest-earning liabilities:
    Deposits                          $    531,674   $   11,984      2.25%     $    467,702   $   13,995      2.99%
    Long-term debentures (TPS)              13,333          716      5.37%            9,000          251      2.79%
    FHLB advances and other                202,266        6,223      3.08%          167,954        7,441      4.43%
                                      ------------   ----------                ------------   ----------
Total interest-bearing liabilities         747,273       18,923      2.53%          644,656       21,687      3.36%

Noninterest-bearing liabilities -
    deposits and other                       8,241                                   19,038
                                      ------------                             ------------
Total liabilities                          755,514                                  663,694
Shareholders' equity                        47,556                                   48,128
                                      ------------                             ------------
Total liabilities and shareholders'
    equity                            $    803,070                             $    711,822
                                      ============                             ============


Net interest income                                  $   30,727                               $   26,588
                                                     ==========                               ==========
Ratio of average interest-earning
    assets to average interest-
    bearing liabilities                      1.05x                                    1.17x
Interest rate spread                                                 3.86%                                    3.68%
Net yield (net interest income as a
    percentage of average interest-
    earning assets)                                       3.96%                                    3.88%
Amortized loan fees included in loan
    receivable interest income                       $    1,040                               $      474

RATE VOLUME ANALYSIS
--------------------

     The "Rate Volume Analysis" table is contained in the section captioned "MD&A" in the Annual Report, which is incorporated herein by reference.


LENDING ACTIVITIES
------------------

     GENERAL. Our loan portfolio totaled $809.4 million at December 31, 2004 (loans held-for-sale totaled $10.1 million of this amount). On that date before deductions (see Note 5 to the Consolidated Financial Statements for additional information), $177.3 million, or 20%, of total outstanding loans, including loans held-for-sale, consisted of loans secured by one-to-four-unit residential properties; $176.4 million, or 20%, consisted of loans secured by mortgages on over-four-unit residential properties; construction loans constituted $184.1 million, or 21%; $205.4 million, or 23%, consisted of commercial real estate loans; $94.8 million, or 10%, consisted of consumer loans; and $53.0 million, or 6%, consisted of business loans.

     Our principal lending activities have focused on the origination of residential, commercial real estate, business banking, and consumer loans. Total loans originated were $342.2 million and $424.4 million for the years ended December 31, 2002 and 2003, respectively, and $469.7 million for the year ended December 31, 2004.

     In order to maintain the interest rate sensitivity of our loan portfolio and investments, we place an emphasis on the origination of adjustable-rate mortgage loans on residential and commercial properties, and construction, business, and consumer loans at interest rates subject to periodic adjustment based upon the prevailing market rates. At December 31, 2004, $734.2 million, or 90%, of net loans receivable, including loans held-for-sale, were comprised of loans that were other than long-term, fixed-rate loans. This amount consists of $175.4 million in residential mortgage loans with rates adjustable at periods ranging from one to five years, $423.7 million in business loans and loans secured by income-producing and multifamily residential properties, $112.3 million in net construction loans, and $22.8 million in consumer loans.

     The following tables provide selected data relating to the composition of our loan portfolio by type of loan and type of security on the dates indicated.

                                                                         AS OF DECEMBER 31,
                                 --------------------------------------------------------------------------------------------------
                                        2004                2003                2002                2001                2000
                                 ------------------  ------------------  ------------------  ------------------  ------------------
                                  AMOUNT    PERCENT   AMOUNT    PERCENT   AMOUNT    PERCENT   AMOUNT    PERCENT   AMOUNT    PERCENT
                                 --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
                                                                       (Dollars in Thousands)
Type of loan:
   Real estate loans:
      Interim construction loans $184,064    22.74%  $163,309    22.52%  $107,266    17.10%  $ 84,245    14.84%  $103,727    21.19%
      Loans on existing property  379,054    46.83%   299,401    41.26%   270,947    43.18%   250,038    44.05%   198,240    40.49%
      Loans refinanced            180,115    22.26%   228,726    31.53%   219,125    34.93%   208,383    36.72%   196,089    40.05%
   Insured or guaranteed real
      estate loans                     --     0.00%        --     0.00%       103     0.02%       244     0.04%       257     0.05%
   Consumer loans and other        94,776    11.71%    85,243    11.75%    57,627     9.19%    42,488     7.49%    34,219     6.99%
   Business lines of credit        52,963     6.54%    20,089     2.77%    14,683     2.34%    11,995     2.11%     5,033     1.03%
   Less:
      Undisbursed loan proceeds   (73,423)   (9.07%)  (64,140)   (8.84%)  (34,528)   (5.50%)  (22,270)   (3.92%)  (40,087)   (8.19%)
      Reserve for loan losses      (9,301)   (1.15%)   (8,406)   (1.16%)   (7,754)   (1.24%)   (7,032)   (1.24%)   (6,729)   (1.37%)
      Net deferred loan
       (fees)/costs                 1,158     0.14%     1,226     0.17%      (150)   (0.02%)     (537)   (0.09%)   (1,198)   (0.24%)
                                 --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
Total                            $809,406   100.00%  $725,448   100.00%  $627,319   100.00%  $567,554   100.00%  $489,551   100.00%
                                 ========  ========  ========  ========  ========  ========  ========  ========  ========  ========


                                                                         AS OF DECEMBER 31,
                                 --------------------------------------------------------------------------------------------------
                                        2004                2003                2002                2001                2000
                                 ------------------  ------------------  ------------------  ------------------  ------------------
                                  AMOUNT    PERCENT   AMOUNT    PERCENT   AMOUNT    PERCENT   AMOUNT    PERCENT   AMOUNT    PERCENT
                                 --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
                                                                       (Dollars in Thousands)
Type of security:
   Residential:
      One-to-four family         $177,322    21.91%  $131,682    18.15%  $ 93,208    14.86%  $ 83,887    14.78%  $ 74,359    15.19%
      Multifamily                 176,429    21.80%   184,919    25.49%   177,621    28.31%   174,062    30.67%   160,297    32.74%
   Construction                   184,064    22.74%   163,309    22.51%   107,266    17.10%    84,245    14.84%   103,727    21.19%
   Commercial real estate         205,418    25.38%   211,526    29.16%   219,346    34.97%   200,716    35.37%   159,930    32.67%
   Consumer loans and other        94,776    11.71%    85,243    11.75%    57,627     9.19%    42,488     7.49%    34,219     6.99%
   Business lines of credit        52,963     6.54%    20,089     2.77%    14,683     2.34%    11,995     2.11%     5,033     1.03%
   Less:
      Undisbursed loan proceeds   (73,423)   (9.07%)  (64,140)   (8.84%)  (34,528)   (5.50%)  (22,270)   (3.92%)  (40,087)   (8.19%)
      Reserve for loan losses      (9,301)   (1.15%)   (8,406)   (1.16%)   (7,754)   (1.24%)   (7,032)   (1.24%)   (6,729)   (1.37%)
      Net deferred loan
       (fees)/costs                 1,158     0.14%     1,226     0.17%      (150)   (0.02%)     (537)   (0.09%)   (1,198)   (0.24%)
                                 --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
Total                            $809,406   100.00%  $725,448   100.00%  $627,319   100.00%  $567,554   100.00%  $489,551   100.00%
                                 ========  ========  ========  ========  ========  ========  ========  ========  ========  ========

     LOAN MATURITY. The following table sets forth certain information at December 31, 2004, regarding the dollar amount of loans maturing based on their contractual terms to maturity or repricing. Demand loans, loans having no stated schedule of repayments and no stated maturity, are reported as due in one year or less. Loan balances exclude unearned discounts, deferred loan origination fees, and allowance for loan losses.

                                DUE WITHIN    TWO TO     THREE TO    FIVE TO      BEYOND
                                 ONE YEAR   THREE YEARS FIVE YEARS   TEN YEARS   TEN YEARS     TOTAL
                                ----------  ----------  ----------  ----------  ----------  ----------
                                                        (Dollars in Thousands)
Real estate loans:
    Interim construction loans  $  110,641  $       --  $       --  $       --  $       --  $  110,641
    Loans on existing property     236,898      64,065      47,427      27,059       3,605     379,054
    Loans refinanced               112,523      30,485      22,536      12,858       1,713     180,115
    Consumer loans and other        29,050       2,142       4,784      34,326      24,474      94,776
Business loans                      37,196       1,830      13,567         368           2      52,963
                                ----------  ----------  ----------  ----------  ----------  ----------
Total loans                     $  526,308  $   98,522  $   88,314  $   74,611  $   29,794  $  817,549
                                ==========  ==========  ==========  ==========  ==========  ==========


     The following table sets forth the dollar amount of all loans, categorized by fixed interest rates and floating or adjustable interest rates. Loan balances exclude unearned discounts, deferred loan origination fees, and allowance for loan losses.

                                        Due Within One-Year                   Due after One-Year
                                ----------------------------------    ----------------------------------
                                            Adjustable                            Adjustable
                                Fixed Rate     Rate        Total      Fixed Rate     Rate        Total
                                ----------  ----------  ----------    ----------  ----------  ----------
                                                         (Dollars in Thousands)
Mortgage loans                  $      266  $  459,796  $  460,062    $    9,627  $  200,121  $  209,748
Consumer loans                       6,558      22,492      29,050        65,626         100      65,726
Business loans                          --      37,196      37,196        11,410       4,357      15,767
                                ----------  ----------  ----------    ----------  ----------  ----------
Total                           $    6,824  $  519,484  $  526,308    $   86,663  $  204,578  $  291,241
                                ==========  ==========  ==========    ==========  ==========  ==========


     RESIDENTIAL LOANS. At December 31, 2004, approximately 32% of the total loan portfolio, including loans held-for-sale and single-family construction loans, consisted of loans secured by one-to-four-unit family dwellings principally located within the states of Washington, Oregon, and Idaho.

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

     We offer loans that adjust every one or two years and that have initial fixed-rate periods between one and 10 years. These loans generally have a maximum rate adjustment of two percent in any one year with a maximum lifetime interest rate adjustment of between four and six percent. We also offer fixed rate 15- or 30-year loans that we sell into the secondary market. At times, we may choose to portfolio some of these loans that are underwritten to certain criteria.

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

     Included in our residential portfolio are single-family construction loans. These loans are further designated into two categories -- speculative and custom. Speculative ("spec") construction loans, which represent 2% of the loan portfolio, are approved for builder-developers who generally first build the residence and then sell the property to the end buyer. Those loans typically are made for a 12-month period, which may be extended subject to negotiation and the payment of an extension fee. Interest rates on spec loans are tied to the prime rate and are adjusted when the prime rate changes. At the present time, rates quoted range from 1.0% to 2.0% above the prevailing prime rate and are dependent upon the type of loan and its terms.

     Custom construction loans, which represent 9% of the loan portfolio, are originated directly to the borrower. The builder, with whom the borrower has contracted to build the residence, must be acceptable to the Bank. We oversee the disbursement of construction funds to the borrower and builder. These loans generally have 15- or 30-year terms with the construction period ranging from six to 12 months, with interest collected monthly based upon the disbursed balance of the loan. At the end of the construction period the terms of payment are modified to fully amortize the loan balance over the subsequent 15- or 30-year term.

     The loan programs and interest rates offered for custom construction loans are typically the same as those offered for other one-to-four-family residential loans. The fee and interest rate structure for custom construction loans are typically higher than those assessed on non-construction single-family loans with similar terms and conditions. The additional loan fee and interest rate compensate us for the extra cost and interest rate risk associated with this type of lending.

     INCOME PROPERTY LOANS. Income property loans, consisting of multifamily, construction, and commercial real estate loans, totaled $347 million at December 31, 2004. That figure compares to $364 million at year-end 2003.

     At December 31, 2004, commercial real estate loans (excluding multifamily and construction loans) constituted $141 million of the loan portfolio as compared to $153 million at the end of 2003. These loans are typically secured by office buildings, warehouses, commercial and retail centers located in our primary lending area of Washington State and Western Oregon. Permanent commercial real estate loans are normally made up to 75% of the appraised value of the property and generally have interest rates that are adjusted annually based on the short-term FHLB advance rate plus a spread ranging from 3.00% to 4.00%.

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

     Our underwriting criteria are designed to evaluate and minimize the risk of income property real estate lending. Among other things, we consider the credit history and reputation of the borrower, the borrower's net worth and liquidity, the amount of the borrower's equity in the project, independent appraisal and review of cost estimates, pre-construction sale and leasing information, and cash flow projections of the borrower. In addition our loan policy limits the maximum loan(s) to any one borrower, at any time, to not exceed the maximum allowed under state regulations.

     Multifamily loans are generally made in amounts between $500,000 and $2.0 million and at December 31, 2004, the largest multifamily loan was for $4.2 million. As of December 31, 2004, multifamily loans were $181 million of the loan portfolio as compared to $193 million in 2003.

     BUSINESS BANKING. The Business Banking Department makes loans for "owner-occupied" commercial real estate properties, construction loans and non-real-estate-based business loans. At year-end 2004, total business banking loans grew to $110 million compared to $77 million the previous year. Non-real-estate business loans included in those totals were $55 million and $23 million at December 31, 2004 and 2003, respectively.

     Business banking commercial real estate loans are typically made on "owner-occupied" properties. The Business Banking Department analyzes the owner's business that occupies the property and looks at the business' cash flow as the primary source of repayment. The real estate collateral provides secondary security to the loan. Non-real-estate business loans are typically extended to medium-sized businesses for the purpose of financing inventory, accounts receivable, equipment, etc.

     Interest rates on business loans are generally tied to the prime rate, plus a spread ranging from 0% to 3%, or to the short-term FHLB advance rate, plus a spread ranging from 3% to 4%. The rates are adjusted when the index rate changes. Most prime-based loans reprice immediately while the loans tied to other indexes reprice based on set schedules, generally annually and after a fixed period of time. Annual fees are also usually assessed to line-of-credit business loans.

     Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential, commercial, and multifamily real estate lending. Real estate lending is generally considered to be collateral-based lending with loan amounts based on predetermined loan-to-collateral values, and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often not a sufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other reasons. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness and cash flow of the borrower (and any guarantors), while liquidation of collateral is a secondary source of repayment.

     CONSUMER LOANS. We originate consumer loans through two principal methods: sales finance lending (indirect lending) and direct consumer lending (consumer and home equity loans). Consumer loans totaled $96 million at December 31, 2004, compared to $86 million the previous year. Included in that total are sales finance loans totaling $69 million and $62 million at year-end 2004 and 2003, respectively.

     The Sales Finance Department purchases consumer financing contracts from approved dealers in over 40 states. The purchases are generally without recourse to the dealers. Typical collateral for these contracts includes retrofitted windows, siding, roofs, spas, and other home improvements. Dealers must be acceptable to the Bank prior to the purchase of contracts. Before a contract is purchased, Bank personnel make independent credit decisions on the borrowers by checking the creditworthiness of the borrower using various underwriting criteria.

     We have a satellite sales finance office located in Jacksonville, Florida. Our employees based out of this office work with contractors in the eastern portion of the United States to generate home improvement contracts for assignment to the Bank.

     The Sales Finance Department originates loans both for portfolio and for sale in the secondary market. Loans originated for portfolio can either be unsecured or secured by the use of a financing statement filed against the real property where the goods were installed. The terms of the contracts are fixed rate and vary in term from two to 12 years. Loans originated for sale in the secondary market are unsecured. The loans are sold non-recourse to various institutional purchasers.

     To mitigate future losses, we have entered into an agreement with a national insurance company to provide credit default insurance on a portion of the sales finance loans. The default insurance pays 100% of the loss on any given loan up to an overall liability cap as defined in the insurance policy. The insurance coverage, when applicable, is typically purchased for loans that fall below a cutoff credit score. That cutoff credit score is currently at 720.

     The Direct Consumer Lending Department processes and closes consumer loan requests generated within the banking centers and from lending officers. The lending products offered fall into two categories: collateral-based loans (automobiles, boats, recreational vehicles, home improvement, etc.) and unsecured lines-of-credit. The underwriting criteria for collateral-based loans are similar to that of the sales finance loans noted above. Primary consideration is given to the borrower's capacity to repay the obligation. A secondary consideration on secured consumer loans is the value of the loan collateral as a source of repayment. The underwriting criteria on the unsecured lines-of-credit call for a higher level of borrower creditworthiness because of the unsecured nature of these loans. The terms on the collateral- based loans are fixed rates with terms up to 10 years. The unsecured lines-of-credit are variable and tied to the prime rate plus a margin.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral. At December 31, 2004, consumer loans past due 90 days or more totaled $299,000 as compared to $346,000 at year-end 2003.

     LOAN SOLICITATION AND PROCESSING. We rely upon our employees to solicit and/or originate business, consumer, income property, and residential loans. We also utilize the services of mortgage brokers and home improvement dealers. Residential mortgage brokers take applications from borrowers, process the credit information, obtain property appraisals, and then submit the loan to us for approval. If approved, the loan is funded by and closed in the name of the Bank. Income property brokers are generally limited to taking the initial application from borrowers. Mortgage brokers provide us with a cost-effective method of originating loans in a broader geographic area than our primary lending areas. Approximately 86% of all residential loans closed during the year ended December 31, 2004, were obtained through mortgage brokers as compared to 83% during 2003. We also purchase retail installment contracts (contracts) from home improvement contractors in 43 states. In the process of selling home improvement products, the contractors have the borrower complete an application for credit to finance the purchase and installation of those products. The application is forwarded to the Bank where the decision is made to purchase the contract. Once the goods are installed to the satisfaction of the customer, the Bank purchases the contract from the contractor and the Bank assumes responsibility for collecting the borrower's monthly payments. The contracts are purchased by the Bank without recourse except in instances of fraud or misrepresentation of the work performed or the goods installed.

     Our lending policy is reviewed annually and approved by the Board of Directors. Residential loans up to specified limits may be approved by a designated underwriter or member of the Consumer Loan Committee, which is comprised of officers Boudreau, Boyd, Harlan, Young and Zavaglia. Commercial real estate loans can be approved by the Chief Credit Officer up to $1.0 million or by a designated member of the Commercial Loan Committee up to $500,000. The entire Commercial Loan Committee can approve these loans up to $3.5 million. This committee can also approve other secured or unsecured business loans up to $2 million; its members are officers Collette, Boudreau, Everett, Harlan, Kasanders, Smeby, Valaas, Young, and Zavaglia. Larger loans are further reviewed and approved by the Investment Committee of the Board, which is comprised of Directors Doud, Florence, Parker, Rowley, Valaas, and Wallace. Except for small consumer or community business loans, the Investment Committee must also approve loans where the cumulative debt exceeds $3.5 million for residential and consumer loans or $5.0 million for income property or business loans.

     LOAN ORIGINATIONS AND SALE OF LOANS INTO THE SECONDARY MARKET. Loan originations increased in 2004 to $470 million from $424 million in 2003, and the comparable figure for 2002 was $342 million. The increase in originations came largely from business banking loan closings which increased from $13 million in 2003 to $47 million in 2004.

     Selling loans in the secondary mortgage market reduces the risk that interest rates will escalate while holding long-term, fixed-rate loans in the portfolio. The sale of loans into the secondary market also allows us to continue to make loans during periods when savings inflows decline or funds are not otherwise available for lending purposes. In connection with such sales, we have the option of selling the servicing rights (i.e., collection of principal and interest payments). As of December 31, 2004, we serviced loans for others aggregating approximately $118 million as compared to $76 million in 2003. Net loan servicing fees totaled $314,000 for the year ended December 31, 2004, and $69,000 for the year ended December 31, 2003.

     Currently, long-term mortgage loans and some sales finance loans are being originated for sale and sold to investors. During the year ended December 31, 2004, we sold $36 million in both residential and sales finance loans and $33 million in commercial loans as compared to $58 million in residential loans, $13 million in sales finance loans and $25 million in commercial loans during 2003.

     Set forth below is a table showing our loan origination and sales activity for the periods indicated.

                                              YEARS ENDED DECEMBER 31,
                                       --------------------------------------
                                          2004          2003          2002
                                       ----------    ----------    ----------
                                               (Dollars in Thousands)
Total loans at beginning of period
  (net of undisbursed loan proceeds) $ 732,628 $ 635,223 $ 575,123 Loans originated:
  Real estate loans:
     Construction loans                   170,824       138,238        85,059
     Loans on existing property            87,519       133,341       128,445
     Loans refinanced                      62,021        75,385        78,301
     Insured and guaranteed loans              --            --           103
     Consumer and other loans             149,353        77,400        50,293
                                       ----------    ----------    ----------

     Total loans originated               469,717       424,364       342,201
                                       ----------    ----------    ----------

Principal reductions                     (280,831)     (231,131)     (192,698)
Loans sold:
  Whole loans                             (35,787)      (71,299)      (72,197)
  Participation loans                     (68,178)      (24,529)      (17,206)
                                       ----------    ----------    ----------

     Total loans sold                    (103,965)      (95,828)      (89,403)
                                       ----------    ----------    ----------
Total loans at end of period (net
  of undisbursed loan proceeds)        $  817,549    $  732,628    $  635,223
                                       ==========    ==========    ==========


     LOAN COMMITMENTS. Our commitments to make conventional mortgage loans on existing residential dwellings are generally made for periods of 30 to 60 days. The borrower may reserve ("lock-in") an interest rate and loan fee for a period of 10 to 60 days from the date of application. This reservation is conditioned upon loan approval and closing within this time frame. Interest rates and loan fees committed at the time of the lock-in are based upon the prevailing market rate at the time of approval. Outstanding commitments to borrowers totaled $239.3 million at December 31, 2004 and $230.4 million at year-end 2003.

     LOAN ORIGINATION FEES AND OTHER FEES. In addition to interest earned on loans and servicing fees on loans sold and securitized, we receive loan origination fees for originating mortgage loans. See Note 1 of "Notes to Consolidated Financial Statements" in the Annual Report for information as to the recognition of loan fee income.

     Loan origination fees vary with the volume and type of loans made and with competitive conditions in mortgage markets. Loan demand and availability of money affect these market conditions. Recent trends have kept loan origination fees in the 1% to 2% range for permanent real estate loans. Construction loan fees at the present time range from 1.50% to 3% of the loan amount. We also receive other fees and charges relating to existing loans, which include late charges, prepayment fees, and fees collected in connection with a change in borrower or other loan modifications, including construction loan extensions.

     REAL ESTATE HELD-FOR-SALE AND NON-PERFORMING LOANS. Loans are defined as non-performing when payment of principal and/or interest is 90 days past due unless we are reasonably assured that all principal and interest due on the loan will be fully recovered. Generally we are able to work out a satisfactory repayment schedule with a delinquent borrower; however, the Bank will undertake foreclosure proceedings if the delinquency is not otherwise resolved. Property we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as "held-for-sale" until such time as it is sold or otherwise disposed. At December 31, 2004, the total of non-performing loans, repossessed assets, and real estate acquired through foreclosure was $1.0 million as compared to $538,000 at year-end 2003.

     The following table sets forth information regarding non-performing assets at the dates indicated.

                                                   AS OF DECEMBER 31,
                                         --------------------------------------
                                            2004          2003          2002
                                         ----------    ----------    ----------
                                                 (Dollars in Thousands)

Nonaccrual loans                         $    1,004    $      527    $    2,074
Other assets and real estate acquired
  through foreclosure                             3            11            45
                                         ----------    ----------    ----------
     Total non-performing assets         $    1,007    $      538    $    2,119
                                         ==========    ==========    ==========

As a percentage of loans                       0.12%         0.07%         0.34%
As a percentage of total assets                0.10%         0.06%         0.28%

Gross interest income that would have
  been recorded in the period if loans
  had been current with original terms   $       81    $      104    $      156

Interest income on loans included in
  net income for the period              $       44    $       87    $      117


     There were three impaired loans totaling $139,833 (net of impairment allowances) at year end 2004 and two impaired loans totaling $16,445 (net of impairment allowances) at year end 2003, respectively. The amount of impairment totaled $177,000 for 2004 and $4,600 for 2003.

RESERVE FOR LOAN LOSSES
-----------------------

     The reserve for loan losses is maintained at a level sufficient to provide for estimated losses based on known and inherent risks in the loan portfolio. This reserve is based upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio; actual loan loss experience; current and anticipated economic conditions; detailed analysis of individual loans for which full collection may not be assured and for which impairment may be present; and determination of the existence and fair value of the collateral and guarantees securing the loans. The reserve is based upon factors and trends identified by management at the time the financial statements are prepared. The ultimate recovery of loans is susceptible to future market factors beyond our control, which may result in losses or recoveries differing significantly from those provided in the financial statements. At December 31, 2004, the reserve for loan losses totaled $9.3 million which compares to $8.4 million at December 31, 2003.

     While we believe we have established our existing reserve for loan losses in accordance with generally accepted accounting principles as of December 31, 2004, there can be no assurance that regulators, when reviewing our loan portfolio in the future, will not request us to increase our reserve for loan losses, thereby adversely affecting our financial condition and earnings. See the Consolidated Financial Statements contained in the Annual Report.

     The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

                                                       YEARS ENDED DECEMBER 31,
                                     ------------------------------------------------------------
                                       2004         2003         2002         2001         2000
                                     --------     --------     --------     --------     --------
                                                        (Dollars in Thousands)
Balance at beginning of period       $  8,406     $  7,754     $  7,032     $  6,729     $  6,309

    Charge-offs:
        Residential real estate          (172)          --           --           --           --
        Commercial and multifamily
           real estate                     (1)          --           (6)          --           --
        Business                         (101)        (174)         (42)         (14)          --
        Consumer and other               (640)        (466)        (223)        (130)        (112)
                                     --------     --------     --------     --------     --------
           Total charge-offs             (914)        (640)        (271)        (144)        (112)
                                     --------     --------     --------     --------     --------

    Recoveries:
        Business                           25           --            8            3           --
        Consumer and other                218          142           75           79            2
                                     --------     --------     --------     --------     --------
           Total recoveries               243          142           83           82            2
                                     --------     --------     --------     --------     --------

    Provision                           1,565        1,150          910          365          530
                                     --------     --------     --------     --------     --------

Balance at end of period             $  9,300     $  8,406     $  7,754     $  7,032     $  6,729
                                     ========     ========     ========     ========     ========

Ratio of net charge-offs to
    average loans outstanding            0.08%        0.07%        0.03%        0.01%        0.02%



SECURITIES
----------

     The following table sets forth certain information regarding carrying values and percentage of total carrying values of the consolidated portfolio of securities classified as available-for-sale and held-to-maturity.

                                                                         AT DECEMBER 31,
                                                   ----------------------------------------------------------
                                                              2004                           2003
                                                   ---------------------------    ---------------------------
                                                     CARRYING       PERCENT         CARRYING       PERCENT
AVAILABLE FOR SALE:                                    VALUE        OF TOTAL          VALUE        OF TOTAL
-------------------                                ------------   ------------    ------------   ------------
                                                                      (Dollars in Thousands)
   US government treasury and agency obligations   $     17,954             14%   $     11,053             14%
   Mortgage-backed securities:
       Freddie Mac                                       18,888             15%         15,546             21%
       Ginnie Mae                                        48,608             39%          7,986             10%
       Fannie Mae                                        38,775             32%         43,038             55%
                                                   ------------   ------------    ------------   ------------
   Total mortgage-backed securities                     106,271             86%         66,570             86%

   Total available for sale securities             $    124,225            100%   $     77,623            100%
                                                   ============   ============    ============   ============






                                                                         AT DECEMBER 31,
                                                   ----------------------------------------------------------
                                                              2004                           2003
                                                   ---------------------------    ---------------------------
                                                     CARRYING       PERCENT         CARRYING       PERCENT
HELD TO MATURITY:                                      VALUE        OF TOTAL          VALUE        OF TOTAL
-----------------                                  ------------   ------------    ------------   ------------
                                                                      (Dollars in Thousands)

   Municipal bonds                                 $      1,217             16%   $      1,324             15%
   Mortgage-backed securities:
       Freddie Mac                                          493              6%            550              6%
       Fannie Mae                                         6,010             78%          7,029             79%
                                                   ------------   ------------    ------------   ------------
   Total mortgage-backed securities                       6,503             84%          7,579             85%
   CMOs                                                      --              0%              1              0%
                                                   ------------   ------------    ------------   ------------

   Total held to maturity securities               $      7,720            100%   $      8,904            100%
                                                   ============   ============    ============   ============

   Estimated market value                          $      7,827                   $      9,110
                                                   ============                   ============


The following table shows the maturity or period to repricing of the Bank's consolidated portfolio of securities available-for-sale and held-to-maturity at December 31, 2004.

                                     ----------------------------------------------------------------------------------------------
                                       ONE YEAR OR LESS        ONE TO THREE YEARS      THREE TO FIVE YEARS       FIVE TO TEN YEARS
                                     -------------------      -------------------      -------------------      -------------------
                                                WEIGHTED                 WEIGHTED                 WEIGHTED                 WEIGHTED
                                     CARRYING   AVERAGE       CARRYING   AVERAGE       CARRYING   AVERAGE       CARRYING   AVERAGE
                                      VALUE      YIELD         VALUE      YIELD         VALUE      YIELD         VALUE      YIELD
                                     --------   --------      --------   --------      --------   --------      --------   --------
                                                                         (Dollars in Thousands)
AVAILABLE FOR SALE:
   US government treasury and
     agency obligations              $     --       0.00%     $  6,957       1.88%     $  6,042       4.08%     $     --       0.00%
   Mortgage-backed securities:
       Ginnie Mae                          --       0.00%        7,415       3.75%           --       0.00%           --       0.00%
       Freddie Mac                        298       4.10%           --       0.00%          676       5.50%        4,013       3.50%
       Fannie Mae                         526       4.01%           --       0.00%          992       5.50%           --       0.00%
                                     --------   --------      --------   --------      --------   --------      --------   --------
   Total mortgage-backed securities       824       4.04%        7,415       3.75%        1,668       5.50%        4,013       3.50%

   Total carrying value              $    824       4.04%     $ 14,372       2.84%     $  7,710       4.39%     $  4,013       3.50%
                                     ========   ========      ========   ========      ========   ========      ========   ========

   Total amortized cost              $    799       4.05%     $ 14,457       2.85%     $  7,583       4.38%     $  4,128       3.50%
                                     ========   ========      ========   ========      ========   ========      ========   ========


                                     ---------------------------------------------------------------------
                                     TEN TO TWENTY YEARS       OVER TWENTY YEARS              TOTAL
                                     -------------------      -------------------      -------------------
                                                WEIGHTED                 WEIGHTED                 WEIGHTED
                                     CARRYING   AVERAGE       CARRYING   AVERAGE       CARRYING   AVERAGE
                                      VALUE      YIELD         VALUE      YIELD         VALUE      YIELD
                                     --------   --------      --------   --------      --------   --------
                                                             (Dollars in Thousands)
AVAILABLE FOR SALE:
   US government treasury and
     agency obligations              $  4,955       4.00%     $     --       0.00%     $ 17,954       3.20%
   Mortgage-backed securities:
       Ginnie Mae                          --       0.00%       41,193       4.14%       48,608       4.08%
       Freddie Mac                      8,316       4.50%        5,585       4.32%       18,888       4.26%
       Fannie Mae                      32,663       4.30%        4,594       4.13%       38,775       4.31%
                                     --------   --------      --------   --------      --------   --------
   Total mortgage-backed securities    40,979       4.31%       51,372       4.16%      106,271       4.18%

   Total carrying value              $ 45,934       4.31%     $ 51,372       4.16%     $124,225       4.06%
                                     ========   ========      ========   ========      ========   ========

   Total amortized cost              $ 46,476       4.30%     $ 51,566       4.16%     $125,009       4.05%
                                     ========   ========      ========   ========      ========   ========


                                     ----------------------------------------------------------------------------------------------
                                       ONE YEAR OR LESS        ONE TO THREE YEARS      THREE TO FIVE YEARS       FIVE TO TEN YEARS
                                     -------------------      -------------------      -------------------      -------------------
                                                WEIGHTED                 WEIGHTED                 WEIGHTED                 WEIGHTED
                                     CARRYING   AVERAGE       CARRYING   AVERAGE       CARRYING   AVERAGE       CARRYING   AVERAGE
                                      VALUE      YIELD         VALUE      YIELD         VALUE      YIELD         VALUE      YIELD
                                     --------   --------      --------   --------      --------   --------      --------   --------
                                     (Dollars in Thousands)
HELD TO MATURITY:
   Municipal bonds                   $     --       0.00%     $     --       0.00%     $     --       0.00%     $     --       0.00%
   Mortgage-backed securities:
       Freddie Mac                        493       3.48%           --       0.00%           --       0.00%           --       0.00%
       Fannie Mae                       2,350       4.52%          968       5.67%        1,825       4.58%           --       0.00%
                                     --------   --------      --------   --------      --------   --------      --------   --------
   Total mortgage-backed securities     2,843       4.34%          968       5.67%        1,825       4.58%           --       0.00%

   Total carrying value              $  2,843       4.34%     $    968       5.67%     $  1,825       4.58%     $     --       0.00%
                                     ========   ========      ========   ========      ========   ========      ========   ========

   Total amortized cost              $  2,928       4.34%     $    992       5.67%     $  1,834       4.61%     $     --       0.00%
                                     ========   ========      ========   ========      ========   ========      ========   ========


                                     ---------------------------------------------------------------------
                                     TEN TO TWENTY YEARS       OVER TWENTY YEARS              TOTAL
                                     -------------------      -------------------      -------------------
                                                WEIGHTED                 WEIGHTED                 WEIGHTED
                                     CARRYING   AVERAGE       CARRYING   AVERAGE       CARRYING   AVERAGE
                                      VALUE      YIELD         VALUE      YIELD         VALUE      YIELD
                                     --------   --------      --------   --------      --------   --------

HELD TO MATURITY:
   Municipal bonds                   $    220       5.38%     $    997       6.26%     $  1,217       6.10%
   Mortgage-backed securities:
       Freddie Mac                         --       0.00%           --       0.00%          493       3.48%
       Fannie Mae                         867       4.50%           --       0.00%        6,010       4.72%
                                     --------   --------      --------   --------      --------   --------
   Total mortgage-backed securities       867       4.50%           --       0.00%        6,503       4.63%

   Total carrying value              $  1,087       4.67%     $    997       6.26%     $  7,720       4.86%
                                     ========   ========      ========   ========      ========   ========

   Total amortized cost              $  1,081       4.68%     $    993       6.26%     $  7,827       4.86%
                                     ========   ========      ========   ========      ========   ========

INVESTMENT ACTIVITIES
---------------------

     Under Washington law, savings banks are permitted to own government and government agency obligations, commercial paper, corporate bonds, mutual fund shares, debt and equity obligations issued by creditworthy entities, whether traded on public securities exchanges or placed privately for investment purposes. We retain a portfolio of mortgage-backed securities, US treasury and agency securities, and municipal bonds. Subject to certain exceptions, we are prohibited by FDIC regulations from making equity investments of a type, or in an amount, that is not permissible for national banks.

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

     At December 31, 2004, the book value of the investment securities portfolio totaled $132.7 million, while the estimated fair market value amounted to $132.0 million as compared to $86.5 million and $86.7 million, respectively, for 2003. Securities with stated maturities greater than 10 years comprised 85% of the investment portfolio in 2004. Mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac, and Ginnie Mae totaled $112.8 million including those held as available-for-sale. From time to time, investment levels may be increased or decreased depending upon a number of factors. These factors include the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectations of the level of yield that will be available in the future. In addition, management's projections as to the short-term demand for funds to be used in origination of loans and other activities are also a consideration. During the past year the investment portfolio increased 52%.

     MORTGAGE-BACKED SECURITIES. We purchase mortgage-backed securities to: (i) generate positive interest rate spreads on large principal balances with minimal administrative expense, (ii) lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae, and Ginnie Mae, (iii) enable the use of mortgage-backed securities as collateral for financing, and (iv) invest excess funds during periods of reduced loan demand. Included in the mortgage-backed securities portfolio are Fannie Mae, Freddie Mac, and Ginnie Mae mortgage-backed obligations with a book value of $113.6 million and a market value totaling $112.9 million. In comparison, the related figures for 2003 totaled a book value of $74.1 million and a market value of $74.4 million.

     Mortgage-backed securities typically represent a participation interest in a pool of single-family or multifamily mortgages. The principal and interest payments on these mortgages are passed from the mortgage originators, through intermediaries (generally US government agencies and government-sponsored enterprises) that pool and resell the participation interests in the form of securities to investors such as the Bank. These US government agencies and government-sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include Freddie Mac, Fannie Mae, and Ginnie Mae. Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that fall within a specified range and have varying maturities. Mortgage-backed securities generally yield less than loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Bank. These types of securities also permit us to optimize our regulatory capital because they have a low risk weighting.

     The actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated shorten the life of the security, may result in a loss of any premiums paid, and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, we may be subject to reinvestment risk because, to the extent that the mortgage-backed securities amortize or prepay faster than anticipated, we may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

     At December 31, 2004, municipal bonds included seven Washington State municipal bonds that are rated AA or better.

     For further information concerning the investment portfolio, reference is made to Note 3 and 4 of the "Notes to Consolidated Financial Statements" in the Annual Report.

     The following table sets forth information regarding the mortgage-backed securities (including REMICs) activity for the periods indicated.

                                                YEARS ENDED DECEMBER 31,
                                       ----------------------------------------
                                           2004          2003          2002
                                       ------------  ------------  ------------
                                               (Dollars in Thousands)

Beginning balance                      $     74,150  $     60,320  $     71,234

Mortgage-backed securities purchased         55,179        69,104        39,477

Amortization of premiums and discounts         (622)       (1,865)        2,093
Principal repayments                        (15,934)      (53,409)      (52,484)
                                       ------------  ------------  ------------
Ending balance                         $    112,773  $     74,150  $     60,320
                                       ============  ============  ============

     The following table sets forth the composition of the mortgage-backed securities portfolio at the dates indicated.

                                                   YEARS ENDED DECEMBER 31,
                              -----------------------------------------------------------------
                                     2004                   2003                   2002
                              -------------------    -------------------    -------------------
                                          PERCENT                PERCENT                PERCENT
                               AMOUNT    OF TOTAL     AMOUNT    OF TOTAL     AMOUNT    OF TOTAL
                              --------   --------    --------   --------    --------   --------
                                                   (Dollars in Thousands)
Mortgage-backed securities:
       Freddie Mac            $ 19,380       17.2%   $ 16,096       21.7%   $  4,989        8.3%
       Fannie Mae               44,785       39.7%     50,067       67.5%     55,305       91.7%
       Ginnie Mae               48,608       43.1%      7,986       10.8%         --        0.0%
       REMICs                       --        0.0%          1        0.0%         26        0.0%
                              --------   --------    --------   --------    --------   --------
Total                         $112,773      100.0%   $ 74,150      100.0%   $ 60,320      100.0%
                              ========   ========    ========   ========    ========   ========


     The following table presents the carrying value of the investment securities portfolio. The market value of the investments in the table at December 31, 2004, was approximately $132 million.

     The following table provides the scheduled maturities, carrying values, market values, and average yields for the investment securities at December 31, 2004.

                                                         AS OF DECEMBER 31,
                                                 -------------------------------
                                                   2004        2003       2002
                                                 --------    --------   --------
                                                      (Dollars in Thousands)
Investment securities:
   US government and agency obligations          $ 17,954    $ 11,053   $ 13,081
   Corporate and municipal securities               1,217       1,324      1,337
   Mortgage-backed securities                     112,773      74,150     60,320
                                                 --------    --------   --------
Total                                            $131,944    $ 86,527   $ 74,738
                                                 ========    ========   ========

The following table provides the scheduled maturities, carrying values, market values, and average yields for the investment securities at December 31, 2004.


                 ONE YEAR          ONE TO FIVE YEARS     FIVE TO TEN YEARS      OVER TEN YEARS
            ------------------    ------------------    ------------------    ------------------      TOTAL      TOTAL
              BOOK      YIELD       BOOK      YIELD       BOOK      YIELD       BOOK      YIELD       BOOK       MARKET       YIELD
            --------  --------    --------  --------    --------  --------    --------  --------    --------    --------    --------
                                                      (Dollars in Thousands)
Municipals* $     --     0.00%    $     --     0.00%    $     --     0.00%    $  1,217     8.88%    $  1,217    $  1,215       8.88%
US agencies       --     0.00%      12,946     2.90%          --     0.00%       5,000     4.00%      17,946      17,954       3.20%
Freddie Mac       --     0.00%         652     5.50%       4,128     3.50%      14,840     4.39%      19,620      19,393       4.24%
Fannie Mae       129     5.50%       2,627     5.56%          --     0.00%      42,349     4.28%      45,105      44,881       4.36%
Ginnie Mae        --     0.00%          --     0.00%          --     0.00%      48,840     4.08%      48,840      48,608       4.08%
            --------  --------    --------  --------    --------  --------    --------  --------    --------    --------    --------
Total       $    129     5.50%    $ 16,225     3.43%    $  4,128     3.50%    $112,246     4.25%    $132,728    $132,051
            ========  ========    ========  ========    ========  ========    ========  ========    ========    ========

* Municipal bond yields are not shown on a tax equivalent basis.

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS
---------------------------------------------

     GENERAL. Savings accounts and other deposits are important sources of our funds for use in lending, security investments, and for other general business purposes. In addition to deposit accounts, we derive funds from loan repayments, interest payments, loan sales, FHLB advances and other borrowings, and operations. The availability of funds from loan sales is influenced by general interest rates and other market conditions. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows vary widely and are influenced by prevailing interest rates and money market conditions. Borrowings are used to complement deposit inflows. Although the use of borrowed funds changes from year to year, our internal policy is a maximum funding position of 30% of assets. At year-end 2004 and 2003, borrowings represented 23.5% and 22.6% of assets, respectively.

     DEPOSITS. We offer a number of deposit accounts, including savings accounts, NOW checking, business checking accounts, money market accounts, and time deposit accounts, ranging in maturity from 30 days to 10 years. Deposit account terms vary with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate.

     JUMBO TIME DEPOSITS. We offer jumbo, mini-jumbo and public funds mini-jumbo time deposits, and these accounts are offered for minimum terms of 30 days and in minimum amounts of $100,000, $50,000, and $20,000, respectively.

     The following table indicates the amount of the jumbo time deposits by time remaining until maturity as of December 31, 2004. Rates paid on jumbo time deposits are negotiable.

                                            JUMBO TIME
     MATURITY PERIOD                         DEPOSITS
     ---------------                       ------------
                                      (Dollars in Thousands)

     Three months or less                  $     45,800
     Four through six months                     32,710
     Six through 12 months                       32,969
     Over 12 months                              54,887
                                           ------------
     Total                                 $    166,366
                                           ============


     IRA ACCOUNTS. We offer tax-deferred individual retirement accounts ("IRA"). IRA accounts are offered on the same terms as the time deposits. In addition, we offer a money market account to IRA customers. The money market IRA requires a minimum balance of $100.

     DEPOSIT FLOWS. The following table sets forth the balance of savings deposits in the various types of accounts that we offered at the dates indicated.

                                     BALANCE AT                           BALANCE AT                          BALANCE AT
                                     DECEMBER 31,   % OF     INCREASE /   DECEMBER 31,   % OF     INCREASE /  DECEMBER 31,   % OF
                                        2004      DEPOSITS   (DECREASE)      2003      DEPOSITS   (DECREASE)     2002      DEPOSITS
                                     ----------  ----------  ----------   ----------  ----------  ----------  ----------  ----------
                                                                           (Dollars in Thousands)
NOW and business checking accounts   $   60,269        8.9%  $   12,573   $   47,696        8.2%  $    9,462  $   38,234        7.7%
Jumbo time deposits                     166,366       24.6%      17,458      148,908       25.5%      24,300     124,608       25.1%
Extreme checking accounts                30,370        4.5%      16,867       13,503        2.3%       7,661       5,842        1.2%
Savings accounts                          8,434        1.2%        (277)       8,711        1.5%         324       8,387        1.7%
Money market deposit accounts           163,797       24.3%      33,047      130,750       22.4%      40,579      90,171       18.1%
Three month or less time deposits         1,287        0.2%      (2,147)       3,434        0.6%       1,534       1,900        0.4%
Four to six month time deposits          23,041        3.4%      12,876       10,165        1.7%       2,160       8,005        1.6%
Seven month to one-year time deposits    92,775       13.7%     (39,796)     132,571       22.7%       5,305     127,266       25.6%
13 month to five year time deposits     128,580       19.1%      41,225       87,355       15.0%      (4,808)     92,163       18.5%
Six to 10 year time deposits                450        0.1%        (348)         798        0.1%           4         794        0.2%
                                     ----------  ----------  ----------   ----------  ----------  ----------  ----------  ----------
Total deposits                       $  675,369      100.0%  $   91,478   $  583,891      100.0%  $   86,521  $  497,370      100.0%
                                     ==========  ==========  ==========   ==========  ==========  ==========  ==========  ==========

IRA accounts                         $   28,121        4.2%  $      800   $   27,321        4.7%  $    1,622  $   25,699        5.2%


The following table represents an analysis of the deposit accounts by interest rate and maturity ranges at December 31, 2004.

                               LESS THAN     ONE TO       TWO TO       OVER
                               ONE YEAR    TWO YEARS    FIVE YEARS   FIVE YEARS     TOTAL
                              ----------   ----------   ----------   ----------   ----------
                                                 (Dollars in Thousands)
Less than 2.01%               $  416,745   $      177   $      153   $       37   $  417,112
2.01 to 3.00%                    130,740       52,402        1,148            3      184,293
3.01 to 4.00%                      2,774        4,410       22,749           26       29,959
4.01 to 5.00%                      7,001        9,143       21,556            8       37,708
5.01 to 6.00%                        648           10        2,002            2        2,662
6.01 to 8.00%                      1,114        2,301          220           --        3,635
                              ----------   ----------   ----------   ----------   ----------
Total                         $  559,022   $   68,443   $   47,828   $       76   $  675,369
                              ==========   ==========   ==========   ==========   ==========


The following table provides the deposit activity for the periods indicated.

                                                 YEARS ENDED DECEMBER 31,
                                           ------------------------------------
                                              2004         2003         2002
                                           ----------   ----------   ----------
                                                   (Dollars in Thousands)

Deposits                                   $2,089,551   $1,421,920   $1,170,547
Withdrawals                                 2,009,494    1,346,744    1,115,618
                                           ----------   ----------   ----------
Net deposits/(withdrawals)
   before interest credited                    80,057       75,176       54,928
Interest credited                              11,421       11,345       13,544
                                           ----------   ----------   ----------
Net increase/(decrease) in deposits        $   91,478   $   86,521   $   68,472
                                           ==========   ==========   ==========


     For further information concerning deposits, reference is made to Note 9 of the "Notes to Consolidated Financial Statements" in the Annual Report.

     BORROWINGS. The FHLB serves as our primary borrowing source. Advances from the FHLB are typically secured by a portion of our residential mortgage loans, multifamily permanent loans, home equity loans, and securities. At December 31, 2004, we had advances totaling $234.2 million from the FHLB, which mature in 2005 through 2011 at interest rates ranging from 1.18% to 5.19%.

     In 2004, the Bank also purchased land in West Seattle for construction of the permanent location of the West Seattle banking center. In connection with that purchase, a $600,000 note payable was negotiated with the current owner of the property. The rate on the note is 6.00% with a maturity date of November 1, 2009.

     At the Company level we borrow from other banks. Those borrowings totaled $1.0 million at the end of 2004.

     The FHLB functions as a central reserve bank providing credit for commercial banks, savings banks, savings and loan associations and certain other member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of our home mortgages and other assets such as securities which are obligations of, or guaranteed by, the United States government provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Limitations on the amount of advances are based on the FHLB's assessment of the institution's creditworthiness. Under its current credit policies, the FHLB has limited advances to 40% of our assets. At December 31, 2004, the percentage of assets represented by FHLB borrowings was 23%. For further information regarding borrowings and the FHLB see Note 10 of the "Notes to Consolidated Financial Statements" in the Annual Report and "Regulation and Supervision - Federal Home Loan Bank System" below.

CRITICAL ACCOUNTING POLICIES

     We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"). In accordance with GAAP, management is required to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, income, and expenses in our Consolidated Financial Statements and accompanying footnotes. We have identified four policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because the likelihood that materially different amounts would be reported under different conditions or using different assumptions. The four critical accounting policies that we have identified are related to the allowance for loan losses, determining the fair value of servicing assets, estimating the premiums for credit loss insurance, and determining the value and amortization methods regarding loan origination fees and costs. We believe that the judgments, estimates, and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances as of December 31, 2004. However, given the sensitivity of our Consolidated Financial Statements to these critical accounting policies, the use of other judgments, estimates, and assumptions could result in material differences in our results of operations or financial condition. Management has discussed these critical accounting policies with the Audit Committee of our Board of Directors.

     The table below represents information about the nature of and rational for our critical accounting policies.

-------------------------  -------------------  -------------------  ---------------------------------  ----------------------------
                              CONSOLIDATED
        CRITICAL                 BALANCE        CONSOLIDATED INCOME             NATURE OF
    ACCOUNTING POLICY         SHEET CAPTION      STATEMENT CAPTION         ESTIMATES REQUIRED                    REFERENCE
-------------------------  -------------------  -------------------  ---------------------------------  ----------------------------
Allowance for loan         Reserve for loan     Provision for        The allowance for loan losses      The estimates and judgments
losses                     losses               loan losses          represents management's estimate   are described in further
                                                                     of credit losses inherent in the   detail in the Management's
                                                                     Bank's loan portfolio as of the    Discussion and Analysis -
                                                                     balance sheet date. The            "Reserve and Provision for
                                                                     estimation of the allowance is     Loan Losses" and in Note 1
                                                                     based on a variety of factors,     to the Consolidated
                                                                     including the profile of the loan  Financial Statements -
                                                                     portfolio, the local and national  "Summary of Significant economic outlook, and the current  Accounting Policies."
                                                                     and historical performance of the
                                                                     loan portfolio. The Bank's
                                                                     methodology for assessing the
                                                                     adequacy of the allowance
                                                                     includes the evaluation of three
                                                                     distinct elements: the formula
                                                                     allowance, the specific allowance
                                                                     and the unallocated allowance.
                                                                     The ultimate recovery of all
                                                                     loans is susceptible to future
                                                                     market factors beyond the Bank's
                                                                     control.


-------------------------  -------------------  -------------------  ---------------------------------  ----------------------------
Fair value of              Servicing assets     Noninterest income,  Determining the fair value of      See further discussion in
servicing assets                                servicing fees, net  servicing assets requires us to    the Management's Discussion
                                                of amortization      formulate conclusions about        and Analysis section of the
                                                                     anticipated changes in future      Annual Report - "Review of
                                                                     market conditions, including       Financial Condition",
                                                                     interest rates. Our servicing      "Servicing Assets", as well
                                                                     portfolio is subject to            as Note 1 to the
                                                                     prepayment risk, which subjects    Consolidated Financial
                                                                     our servicing assets to            Statements in the Annual
                                                                     impairment risk. We use a          Report - "Servicing Assets."
                                                                     valuation model to calculate the
                                                                     present value of the future cash
                                                                     flows to determine the value of
                                                                     our servicing assets. Assumptions
                                                                     used in the valuation model
                                                                     include market discount rates and
                                                                     anticipated prepayment speeds.
                                                                     The prepayment speeds are based
                                                                     upon loan prepayment forecasts
-------------------------  -------------------  -------------------  ---------------------------------  ----------------------------

-------------------------  -------------------  -------------------  ---------------------------------  ----------------------------
                                                                     derived from the consensus of
                                                                     investment banking firms as
                                                                     reported by online quotation
                                                                     systems for the income property
                                                                     participations; for the sales
                                                                     finance loans the actual previous
                                                                     three-month prepayment history is
                                                                     utilized. Additionally, estimates
                                                                     of the cost of servicing a loan,
                                                                     an inflation rate, ancillary
                                                                     income per loan, and default
                                                                     rates are used in the valuation
                                                                     process. We assess impairment of
                                                                     the capitalized servicing assets
                                                                     based on recalculations of the
                                                                     present value of the remaining
                                                                     future cash flows using updated
                                                                     prepayment speeds. Impairment is
                                                                     assessed on a stratum-by-stratum
                                                                     basis with any impairment
                                                                     recognized through a valuation
                                                                     for each impaired stratum.
-------------------------  -------------------  -------------------  ---------------------------------  ----------------------------
Credit insurance           Accounts payable     Noninterest          Credit insurance is purchased to   See further discussion in
premiums                   and other            expense              cover credit losses on certain     the Management's Discussion
                           liabilities                               pools of sales finance loans on a  and Analysis section under
                                                                     yearly basis. The cost of the      "Results of Operations,
                                                                     credit insurance is based upon     Noninterest Expense."
                                                                     various factors such as actual
                                                                     loss experience, the size of the
                                                                     pool, etc. The contract with the
                                                                     credit insurer also includes a
                                                                     maximum exposure limit to the
                                                                     insurer of 10% of the loan
                                                                     balances. As a result, the
                                                                     monthly premiums paid are based
                                                                     on an estimate at the beginning
                                                                     of the contract year and any
                                                                     additional premiums are not due
                                                                     until the end of the contract
                                                                     year. We have analyzed the
                                                                     contract and accrue on a monthly
                                                                     basis the estimated amount
                                                                     payable at the end of the
                                                                     contract year.
-------------------------  -------------------  -------------------  ---------------------------------  ----------------------------
Loan origination           Loans receivable     Interest income,     Loan origination fees and costs    See further discussion in
fees and costs                                  loans receivable     are netted and deferred over the   Note 1 to the Consolidated
                                                                     life of each loan. These net fees  Financial Statements, in the
                                                                     and costs are amortized into       annual report - "Loans" as
                                                                     income over the life of the        well as Note 5 - "Loans
                                                                     underlying loan using one of two   Receivable, Net and Loans
                                                                     methods: the straight-line method  Receivable Held-for-Sale."
                                                                     or the constant-level-yield
-------------------------  -------------------  -------------------  ---------------------------------  ----------------------------

-------------------------  -------------------  -------------------  ---------------------------------  ----------------------------
                                                                     method. If the loan is prepaid
                                                                     prior to maturity, the remaining
                                                                     net fees/costs are recognized
                                                                     when the loan is paid off.
                                                                     Included in these deferred
                                                                     fees/costs is a standard loan
                                                                     cost. The standard loan cost is
                                                                     calculated for each loan class
                                                                     using a model that incorporates
                                                                     the costs associated with
                                                                     originating and processing a
                                                                     loan. This cost is netted against
                                                                     the qualifying fees received from
                                                                     the borrower to determine the net
                                                                     deferred fee or cost associated
                                                                     with each loan. The amortization
                                                                     of these net fees/costs is then
                                                                     recognized into income as the
                                                                     loan matures. Estimates and
                                                                     assumptions are used to determine
                                                                     the cost of each process that is
                                                                     essential to process the loan
                                                                     request and originate it on our
                                                                     books. These estimates mainly
                                                                     include the number of hours and
                                                                     rate of compensation paid to all
                                                                     parties involved in the
                                                                     origination process of a loan.
                                                                     These estimates are updated on a
                                                                     yearly basis to ensure that any
                                                                     new loan classes have been added
                                                                     and any new processes have been
                                                                     incorporated as well as
                                                                     incorporating any changes in the
                                                                     average compensation rates. These
                                                                     estimates can vary significantly
                                                                     from year to year depending upon
                                                                     demand and overall mix of the
                                                                     varying loan types from year to
                                                                     year as well as the changes in
                                                                     the processes involved in the
                                                                     various kinds of loans.
-------------------------  -------------------  -------------------  ---------------------------------  ----------------------------

RECENTLY ISSUED ACCOUNTING STANDARDS

     On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123(R), ACCOUNTING FOR STOCK-BASED COMPENSATION. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We expect to adopt Statement 123(R) on July 1, 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

     1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

     2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We intend to adopt Statement 123(R) using the modified retrospective method, restating all prior periods.

As permitted by Statement 123, we currently account for share-based payments to employees using the intrinsic value method allowed under FASB Opinion No. 25 and, as such, recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. Statement 123(R) also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0, $13,000, and $123,000 in 2004, 2003, and 2002, respectively.


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

     DEPOSIT INSURANCE. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC administers two separate deposit insurance funds: the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"). The BIF is a deposit insurance fund for commercial banks and some state-chartered savings banks, such as the Bank. The SAIF is a deposit insurance fund for most savings associations. As an insurer of our deposits, the FDIC has examination, supervisory, and enforcement authority over us.

     The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution's insurance assessment varies according to the level of capital the institution holds and the degree to which it is the subject of supervisory concern. In addition, regardless of the potential risk to the insurance fund, federal law requires the ratio of reserves to insured deposits to be no less than $1.25 per $100. Both funds currently meet this reserve ratio. During 2004, the assessment rate for both SAIF and BIF deposits ranged from zero to 0.27% of covered deposits. As a well-capitalized bank, we qualified for the lowest rate on our deposits for 2004.

     In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Finance Corporation ("FICO") to service FICO debt incurred in the 1980's to help fund the thrift industry cleanup. The FICO assessment rate is adjusted quarterly. During 2004 the FICO assessment rates ranged from 1.46 cents to 1.54 cents per $100 of insured deposits.

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

     CAPITAL REQUIREMENTS. FDIC regulations recognize two types or tiers of capital: core ("Tier 1") capital and supplementary ("Tier 2") capital. Tier 1 capital generally includes common stockholders' equity, non-cumulative perpetual preferred stock, and hybrid capital instruments designated by the FDIC less most intangible assets. Tier 2 capital, which is limited to 100 percent of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock (original maturity of at least five years but less than 20 years) that may be included in Tier 2 capital is limited to 50 percent of Tier 1 capital.

     The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets.

     FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight -- 0%, 20%, 50% or 100% -- based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. We have calculated the Bank's total risk-based ratio to be 11.6% as of December 31, 2004, and our Tier 1 risk-based capital ratio to be 10.4% for the Bank.

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

     During 2002 and 2003, in addition to capital provided through retained earnings, we augmented our regulatory capital with trust preferred securities ("TPS"). These securities have a maturity of 30 years and are redeemable by the

Company at par after five years, with certain exceptions. The TPS securities have been deconsolidated from our financial statements in accordance with FASB Interpretation No. 46 as amended but qualify as capital for regulatory capital limits. They are eligible for Tier I leverage capital treatment up to 25% of Tier I capital and for risk-weighted capital up to 50% of Tier I capital. We issued $17 million in securities ($9 million in 2002 and $8 million in 2003). There are no present plans to issue additional TPS securities, and we believe that our current capital, plus retained earnings for year 2005, will meet our budgeted growth in assets for the forthcoming year.

     Management believes that, under the current regulations, we will continue to meet our minimum capital requirements as a well capitalized institution in the foreseeable future. However, events beyond our control, such as a downturn in the economy in areas where we have most of our loans, could adversely affect future earnings and, consequently, the ability to meet our capital requirements.

     FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT ("FDICIA"). The Bank has surpassed the $500 million asset threshold and as such is required to be compliant with the FDICIA originally enacted in 1991 and with enhanced provisions adopted in 1993. In general, FDICIA requires us to conduct an annual independent audit of our financial statements, appoint an independent audit committee of outside directors, report on and assess management's responsibilities for preparing financial statements, and establish an internal control structure.

     An independent accountant must attest to and report on the assertions in management's report concerning these internal controls, with the desired outcome of efficient and effective operations; the safeguarding of assets; reliable financial reporting; and compliance with applicable laws and regulations.

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

     Under FDICIA, the Audit Committee of the Board of Directors has several responsibilities that include but are not limited to overseeing the internal audit function; conducting periodic meetings with management, the independent public accountants, and the internal auditors; review of significant accounting policies and audit conclusions regarding significant accounting estimates; review of the assessments prepared by management and the independent auditors on the adequacy of internal controls and the resolution of identified material weaknesses and reportable conditions in internal controls; and the review of compliance with laws and regulations.

     FEDERAL HOME LOAN BANK SYSTEM. The FHLB serves as a reserve or central bank for the member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBs. It makes loans (I.E., advances) to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLB of Seattle. As a member, we are required to purchase and hold Class B(1) stock in the FHLB of Seattle. The amount of stock a member institution is required to hold is based on the cumulative value of three criteria:

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

     As of December 31, 2004, we held stock in the FHLB in the amount of $12.9 million.

     FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires (under "Regulation D") that all depository institutions, including savings banks, maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a savings bank. Under Regulation D, we must maintain reserves against net transaction accounts in the amount of 3% on amounts of $45.4 million (will increase to $47.6 million in 2005) or less, plus 10% on amounts in excess of $45.4 million (will increase to $47.6 million in 2005). We may designate and exempt $6.6 million (will increase to $7.0 million in 2005) of certain reservable liabilities from these reserve requirements. These amounts and percentages are subject to adjustment by the Federal Reserve Board. The reserve requirement on non-personal time deposits with original maturities of less than 1.5 years is 0%. As of December 31, 2004, our deposit with the Federal Reserve Bank and vault cash exceeded the reserve requirements.

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

     In addition, any entity is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the outstanding Common Stock of the Company or otherwise obtaining control or a "controlling influence" over the Company.

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

     The Company's total risk-based capital must equal 8% of risk-weighted assets. As of December 31, 2004, the Company's total risk-based capital was 11.9% of risk-weighted assets and its risk-based capital of Tier 1 capital was 10.6% of risk-weighted assets.


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

     Reference is made to Note 12, of the "Notes to Consolidated Financial Statements" in the Annual Report for additional information regarding income taxes payable by the Company.


COMPETITION

     Competition for deposits comes from securities brokerage firms and other financial institutions, many of which have greater resources than we do. In addition, during times of low interest rates we experience significant competition for investors' funds from bond mutual funds.

     We compete for deposits principally by offering depositors a wide variety of savings programs, convenient banking center locations, pre-authorized payment and withdrawal systems, on line banking services, tax deferred retirement programs, and other miscellaneous services.

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


EMPLOYEES

     At December 31, 2004, we employed 211 full-time and 12 part-time employees. Our employees are not represented by any collective bargaining agreement. Management considers relations with our employees to be good.

ITEM 2.  PROPERTIES
-------------------

     The following table provides the location of the banking centers and loan offices, as well as certain information relating to these offices.

                                                                                               LEASE INFORMATION
                                                                                     ----------------------------------------
                                   YEAR        NET BOOK       SQUARE      OWNED/      INITIAL       DATE OF         RENEWAL
LOCATION                          OPENED        VALUE          FEET       LEASED       LEASE      TERMINATION        TERMS
--------                          ------       --------       ------      ------     ---------     ----------     -----------
                                        (Dollars in Thousands)

Bellevue Banking Center &          1985        $ 12,816       73,049       Owned        --            --               --
       Administrative Offices
       400 108th Avenue NE
       Bellevue, WA 98004
       (Originally opened 1953)

Issaquah Banking Center            1977             631        2,860       Owned        --            --               --
       855 Rainier Blvd. N
       Issaquah, WA 98027
       (Originally opened 1965)

Monroe Banking Center              1993           1,087        5,415       Owned        --            --               --
       19265 State Route 2
       Monroe, WA 98272
       (Originally opened 1968)

Crossroads Banking Center          1969             220        2,860       Owned        --            --               --
       15635 NE 8th Street
       Bellevue, WA 98008

Redmond Banking Center             1977             461        6,474       Owned        --            --               --
       16900 Redmond Way
       Redmond, WA 98052

Ballard Banking Center             2002           2,000        2,400       Owned        --            --               --
       6301 15th Avenue NW
       Seattle, WA 98107
       (Originally opened 1994)

West Seattle Banking Center        1996           1,064        2,200       Leased    March 1,      February       One five-
       4520 California Ave. SW                       (2)                             1996          28, 2006       year option
       Seattle, WA 98116

Bellevue West Banking Center       1997           2,942        8,259       Owned        --            --               --
       10001 NE 8th Street
       Bellevue, WA 98004

Kirkland Banking Center            2000             242        3,692      Leased     September     September      Two five-
       278 Central Way                                                               16, 1999      16, 2009       year options
       Kirkland, WA 98033

Juanita Banking Center             2001           1,278        4,118       Owned        --            --               --
       13633 100th Avenue NE
       Kirkland, WA 98034

                                                                                               LEASE INFORMATION
                                                                                     ----------------------------------------
                                   YEAR        NET BOOK       SQUARE      OWNED/      INITIAL       DATE OF         RENEWAL
LOCATION                          OPENED        VALUE          FEET       LEASED       LEASE      TERMINATION        TERMS
--------                          ------       --------       ------      ------     ---------     ----------     -----------
                                        (Dollars in Thousands)

Woodinville Banking Center         2003        $  1,772        2,893       Owned        --            --               --
       13415 NE 175th Street
       Woodinville, WA 98072

Sammamish Banking Center           2003             526        3,250      Leased     December      December       Two five-
       336 - 228th Avenue NE                                                         23, 2002      23, 2012       year options
       Suite 100
       Sammamish, WA 98074


Loan Production Offices
-----------------------

Tacoma Loan Office                 1999             (1)          300      Leased     January 1,    December            --
       2323 N 31st Street                                                            1999          31, 2005
       Suite 200
       Tacoma, WA 98403
       (Originally opened 1996)

Bellingham Loan Office             2003             (1)          898      Leased     February      February            --
       1200 Tenth Street                                                             28, 2003      28, 2006
       Suite 103
       Bellingham, WA 98225
       (Originally opened 1998)

Florida Loan Office                2001             (1)          416      Leased     July 6,       July 31,       Year-to-year
       3015 Hartley Road                                                             2001          2005
       #12B/12C
       Jacksonville, FL 32257

(1) Net book values of assets are included with Bellevue Administrative offices.
(2) Purchase of land for construction of new West Seattle Banking Center.



     In 2004 we completed the interior remodel of one banking center and began the construction of an entire new facility for another existing banking center. We will continue this process with the remodeling of two additional banking centers in 2005. Once those are complete, we do not anticipate the need for any further banking center remodels. In 2004 we also completed two land acquisitions, one in West Seattle for $1,000,000 and one in Canyon Park for $1,038,000. We anticipate construction of new banking centers to begin on both sites in 2005. In 2004 we also began a maintenance and upgrade plan for our seven-story corporate headquarters, and we anticipate these plans will be completed in 2005.

     We review the utilization of our properties on a regular basis and believe that we have adequate facilities for current operations. We may open new banking centers from time-to-time, depending on the availability of capital resources and the locations' potential for growth and profitability.

     We regularly analyze demographic and geographic data as well as information regarding our competitors and our current loan and deposit customers in order to locate potential future bank sites.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     At December 31, 2004, the Bank was not engaged in any litigation, which in the opinion of management, after consultation with its counsel, would be material to the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.



                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

     The information contained under the caption "Stock Information" in the Annual Report is incorporated herein by reference.

     The following table provides the cash dividends declared by the Company during the last five fiscal years.


Quarter Ending  Fiscal 2004  Fiscal 2003  Fiscal 2002  Fiscal 2001  Fiscal 2000
--------------  -----------  -----------  -----------  -----------  -----------
Fiscal year       $ 0.32       $ 0.28       $ 0.28       $ 0.22       $ 0.20

March 31            0.07         0.07         0.07         0.05         0.05
June 30             0.07         0.07         0.07         0.05         0.05
September 30        0.09         0.07         0.07         0.05         0.05
December 31         0.09         0.07         0.07         0.07         0.05


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     The information contained in the section captioned "Selected Financial Data" in the Annual Report is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

     The information contained under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk Sensitive Instruments" in the Annual Report is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The financial statements contained in the Annual Report, which are listed under Item 15 herein, are incorporated herein by reference.

     The following table provides the equity compensation plan information.

                                                                                    NUMBER OF
                                                                                   SECURITIES
                                                                                    REMAINING
                                                                                  AVAILABLE FOR
                                              NUMBER OF                          FUTURE ISSUANCE
                                          SECURITIES TO BE       WEIGHTED-        UNDER EQUITY
                                             ISSUED UPON          AVERAGE         COMPENSATION
                                             EXERCISE OF      EXERCISE PRICE    PLANS (EXCLUDING
                                             OUTSTANDING      OF OUTSTANDING       SECURITIES
                                               OPTIONS            OPTIONS       REFLECTED IN (A))
                                            ------------       ------------       ------------
                                             (column a)
Equity compensation plans approved
    by security holders                          599,131       $      13.81            546,336

Equity compensation plans not
    approved by security holders                     N/A                N/A                N/A
                                            ------------       ------------       ------------
Total                                            599,131       $      13.81            546,336
                                            ============       ============       ============



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         Not applicable.


ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

     The Bank's Chief Executive Officer and Chief Financial Officer and other appropriate officers have evaluated the Bank's disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and have concluded that, although there are inherent limitations in all control systems and although we apply certain reasonable cost/benefit considerations to the design of our disclosure controls and procedures, as of December 31, 2004, those disclosure controls and procedures are effective.

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

     Effective with this annual report, Section 404 of the Sarbanes-Oxley Act requires management, with the participation of our CEO and CFO, to report annually on their responsibilities for establishing and maintaining internal control over financial reporting, the framework used to evaluate such internal controls and the effectiveness of these internal controls. Section 404 also requires that our independent public accountants attest to management's report. The Securities and Exchange Commission has issued an exemptive order allowing eligible companies of a certain size to utilize a 45-day extension of time to file this report and the attestation. We have elected to utilize this extension and, therefore, this 10-K does not include this report or the attestation. The report and the attestation for this 10-K will be filed in an amended Form 10-K in April 2005. We have spent considerable time and resources analyzing documents and testing our internal controls and we are currently not aware of any material weaknesses in our internal controls over financial reporting and related disclosures.


ITEM 9B. OTHER INFORMATION
--------------------------

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

                     AGE AT                                     POSITION
                  DECEMBER 31,-------------------------------------------------------------------------------
NAME                  2004                 COMPANY                                  BANK
-------------------  ------   ---------------------------------    ------------------------------------------
John R. Valaas         60     President and Chief Executive        President and Chief Executive Officer
                              Officer

Roger A. Mandery       62     Executive Vice President, Chief      Executive Vice President - Chief Financial
                              Financial Officer, and Treasurer     Officer, and Treasurer

Richard J. Collette    57                                          Executive Vice President - Commercial
                                                                   Banking Group

James R. Boudreau      57     Executive Vice President and         Executive Vice President - Chief Credit
                              Assistant Secretary                  Officer

Joseph P. Zavaglia     56                                          Executive Vice President - Retail Banking
                                                                   Group

Scott B. Harlan        43                                          Executive Vice President - Residential and
                                                                   Consumer Lending

Robin R. Carey         47                                          Executive Vice President - Operations and
                                                                   Administration and Assistant Secretary

Kari A. Stenslie       40     Senior Vice President, Controller    Senior Vice President - Controller and
                              and Assistant Treasurer              Assistant Treasurer



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

     RICHARD J. COLLETTE is the Bank's Executive Vice President and Manager of its Commercial Banking Group. His responsibilities include overseeing commercial real estate lending and business banking. Prior to joining the Bank in December of 2001, he was the Northwest Region's Senior Credit Risk Management Executive for Bank of America where he was employed from 1973 to 2001. Mr. Collette has over 31 years of experience in commercial banking.

     JAMES R. BOUDREAU is the Bank's Executive Vice President and Chief Credit Officer and the Company's Executive Vice President and has been employed by the Bank since 1975. He is responsible for overseeing lending policies for all lending areas of the Bank. He chairs the Bank's loan committees and supervises the asset management and credit administration departments.

     JOSEPH P. ZAVAGLIA is the Bank's Executive Vice President of the Retail and Community Business Banking Groups. His responsibilities include overseeing the banking center distribution network and the community business banking department. Prior to joining the Bank in February 2003, Mr. Zavaglia was Senior Vice President and Consumer Market Executive for Bank of America where he was employed from 1975 to 2003. Mr. Zavaglia has over 29 years of commercial and retail banking experience.

     SCOTT B. HARLAN is the Bank's Executive Vice President of Consumer and Residential Lending and has been employed by the Bank since 1985. He is responsible for consumer and residential lending as well as the information systems department.

     ROBIN R. CAREY is the Bank's Executive Vice President of Operations and Administration and has been employed by the Bank since 1979. She is responsible for overseeing facilities and security, human resources and customer service and support, which includes lending and deposit support functions.

     KARI A. STENSLIE, CPA, CMA, is Senior Vice President and Controller for the Bank and the Company and has been employed by the Bank since 1988. She is responsible for the Bank's accounting systems, financial reporting, tax accounting functions, financial analysis, and workflow analysis.


ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

     The information required by this item is incorporated by reference to the section captioned - "Board of Directors Committees and Reports; Certain Relationships and Director and Executive Compensation" in the Proxy Statement for the Company's 2005 Annual Meeting of Shareholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
---------------------------------------------------------------------------
         RELATED STOCKHOLDER MATTERS
         ---------------------------

     The information required by this item is incorporated herein by reference to the sections captioned "Election of Directors" and "Principal Holders of Voting Securities and Management" in the Company's Proxy Statement for the Company's 2005 Annual Meeting of Shareholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     The information required by this item is incorporated by reference to the sections captioned "Election of Directors" and "Board of Directors Committees and Reports; Certain Relationships and Director and Executive Compensation" in the Company's Proxy Statement for the Company's 2005 Annual Meeting of Shareholders.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

     The information required by this item is incorporated by reference to the section captioned "Board of Directors Committees and Reports; Certain Relationships and Director and Executive Compensation-Report of the Audit Committee and Audit Fees" in the Company's Proxy Statement for the Company's 2005 Annual Meeting of Shareholders.


                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
---------------------------------------------------

(a) (1)  Consolidated Financial Statements (*)
         ---------------------------------

         Report of Independent Registered Public Accounting Firm
         Consolidated Statements of Financial Condition at December 31, 2004
            and 2003
         Consolidated Statements of Income for the three years ended December
            31, 2004
         Consolidated Statements of Stockholders' Equity and Comprehensive
            Income for the three years ended December 31, 2004
         Consolidated Statements of Cash Flows for the three years ended
            December 31, 2004
         Notes to Consolidated Financial Statements

    (2) All required financial statement schedules are included in the Notes to Consolidated Financial Statements.

    (3)  Exhibits
         --------

         (3)     a. Articles of Incorporation (a)
                 b. Bylaws (a)
                 We are parties to certain debt instruments under which the total amount of securities authorized does not exceed 10 percent of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, we agree to furnish a copy of those instruments to the Securities and Exchange Commission upon request.
         (10.1)  Agreement for purchase of company headquarters building
         (11) Statement regarding computation of per share earnings. Reference is made to the Company's Consolidated Statements of Income attached hereto as part of Exhibit 13, which are incorporated herein by reference.
         (13)    2004 Annual Report to Shareholders
         (14)    Code of Business Conduct and Ethics adopted February 26, 2004
         (21)    Subsidiaries
         (23.1) Consent of Moss Adams LLP, Independent Registered Public Accounting Firm
         (31.1) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         (31.2) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         (32.0) Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(*) Incorporated by reference from 2004 Annual Report to Shareholders attached hereto as Exhibit 13.

(a) Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 21, 2000.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               FIRST MUTUAL BANCSHARES, INC.


DATE:  March 15, 2005          BY: /s/ John R. Valaas
                                   ---------------------------------------------
                                   John R. Valaas, President and Chief Executive Officer and Duly Authorized Representative


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ Roger A. Mandery                 By:  /s/ Victor E. Parker
     ------------------------------            ------------------------------
     Roger A. Mandery                          Victor E. Parker
     Principal Financial Officer               Director

Date:  March 15, 2005                     Date:  March 15, 2005


By:  /s/ Kari A. Stenslie                 By:  /s/ George W. Rowley, Jr.
     ------------------------------            ------------------------------
     Kari A. Stenslie                          George W. Rowley, Jr.
     Principal Accounting Officer              Director

Date:  March 15, 2005                     Date:  March 15, 2005


By:  /s/ F. Kemper Freeman, Jr.           By:  /s/ Richard S. Sprague
     ------------------------------            ------------------------------
     F. Kemper Freeman, Jr.                    Richard S. Sprague
     Chairman of the Board                     Director

Date:  March 15, 2005                     Date:  March 15, 2005


By:  /s/ James J. Doud, Jr.               By:  /s/ John R. Valaas
     ------------------------------            ------------------------------
     James J. Doud, Jr.                        John R. Valaas
     Director                                  Director

Date:  March 15, 2005                     Date:  March 15, 2005


By:  /s/ Mary Case Dunnam                 By:  /s/ Robert C. Wallace
     ------------------------------            ------------------------------
     Mary Case Dunnam                          Robert C. Wallace
     Director                                  Director

Date:  March 15, 2005                     Date:  March 15, 2005


By:  /s/ Janine Florence                  By:  /s/ Robert J. Herbold
     ------------------------------            ------------------------------
     Janine Florence                           Robert J. Herbold
     Director                                  Director

Date:  March 15, 2005                     Date:  March 15, 2005