Form 10-K/A
period 2004-12-31
FIRST MUTUAL BANCSHARES INC
filed 2005-04-26
CIK 1098337

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


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

     As of April 21, 2005, there were issued and outstanding 5,308,294 shares of the registrant's common stock.

================================================================================

                                EXPLANATORY NOTE

First Mutual Bancshares, Inc. (the "Company") is filing this Amendment No. 1 to Form 10-K to amend its Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission ("SEC") on March 16, 2005 (the "Original Filing") in accordance with Securities and Exchange Commission Release No. 34-50754, to:

          o    Replace Item 9A, "Controls and Procedures",
          o Include management's report on internal control over financial reporting and the attestation report of Moss Adams LLP, independent registered public accounting firm,
          o Include a consent of Moss Adams LLP, independent registered public accounting firm, with respect to its attestation report, and
          o    Replace Exhibits 31.1 and 31.2, certifications pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.

Except for the amendments described above, this Amendment to Form 10-K does not modify the Original Filing.

The Company omitted these reports from the Original Filing in reliance on the SEC's Order Under Section 36 of the Securities Exchange Act of 1934 Granting an Exemption from Specified Provisions of Exchange Act Rules 13a-1 and 15d-1, as set forth in SEC Release No. 34-507543. The Company is filing this Amendment within the period and in accordance with the other conditions set forth in the Order.

                                    PART III

ITEM 9A.  CONTROLS AND PROCEDURES
---------------------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

An evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer, and other members of the Company's senior management, as of the end of the period covered by this report (the "Evaluation Date"). Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in providing reasonable assurance that the material information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Company's Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING:

The management of First Mutual Bancshares, Inc. (the Company) is responsible for establishing and maintaining an adequate system of internal control over financial reporting in order to provide reasonable assurance regarding the integrity, reliability and fair presentation of its published financial statements and other information presented in the annual report. Pursuant to
Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the design and effectiveness of its internal control for the year ended December 31, 2004 based upon the criteria related to internal control over financial reporting described in "Internal Control--Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2004.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed judgments and estimates made by management. Even though estimates and judgments are used, we believe we have taken measures to provide reasonable assurance of the integrity and reliability of the financial information contained in the annual report. These measures include an effective control-oriented environment in which the internal audit function plays an important role and the Audit Committee of the Board of Directors oversees the financial reporting process.

Management's internal control system is augmented by written policies and procedures and by audits performed by the internal audit staff, which monitor the operations of the internal control system and report findings to management and the Audit Committee. When appropriate, corrective actions are taken to address identified control deficiencies and other opportunities for improving the system. However, it should be noted that all internal control systems, no matter how well designed, have inherent limitations and even those systems determined to be effective can provide only reasonable assurance regarding financial statement preparation and presentation.

In the opinion of management, the financial statements and other information in the annual report present fairly the financial condition and operations of the Company at the dates indicated on such financial reports in conformity with accounting principles generally accepted in the United States of America.

Our independent registered public accounting firm, which audits our financial statements, also attested to, and reported on, management's assessment and on the effectiveness of internal control over financial reporting. The independent registered public accounting firm's attestation report is included in this Form 10-K/A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of First Mutual Bancshares, Inc. and Subsidiaries

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that First Mutual Bancshares, Inc. and Subsidiaries (First Mutual Bancshares, Inc. or the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that First Mutual Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, First Mutual Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of First Mutual Bancshares, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 18, 2005, expressed an unqualified opinion thereon.

Everett, Washington
April 14, 2005

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) of the Act) during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
----------------------------------------------------

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

    (3)   Exhibits

          (3)     a. Articles of Incorporation (**)
                  b. Bylaws (**)
                  We are parties to certain debt instruments under which the total amount of securities authorized does not exceed 10 percent of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, we agree to furnish a copy of those instruments to the Securities and Exchange Commission upon request.
          (11) Statement regarding computation of per share earnings. Reference is made to the Company's Consolidated Statements of Income attached as part of Exhibit 13, which are incorporated herein by reference.***
          (13)    2004 Annual Report to Shareholders  ***
          (14)    Code of Business Conduct and Ethics adopted February 26,
                  2004 **
          (21)    Subsidiaries ***
          (23.1) Consent of Moss Adams LLP, Independent Registered Public Accounting Firm ***
          (23.2) Consent of Moss Adams LLP, Independent Registered Public Accounting Firm ****
          (31.1) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ****
          (31.2) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ****
          (32.0) Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ***

(*)       Incorporated by reference from 2004 Annual Report to Shareholders as
          Exhibit 13.
(**) Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 21, 2000.
(***) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.
(****)    Filed herewith.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRST MUTUAL BANCSHARES, INC.

DATE:  April 26, 2005                  BY: /s/John R. Valaas
                                       -----------------------------------------
                                       John R. Valaas, President and Chief
                                       Executive Officer and Duly Authorized
                                       Representative

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Roger A. Mandery               By: /s/ Victor E. Parker
    -----------------------------          -----------------------------
    Roger A. Mandery                       Victor E. Parker
    Principal Financial Officer            Director

Date:  April 26, 2005                  Date:  April 26, 2005

By: /s/ Kari A. Stenslie               By: /s/ George W. Rowley, Jr.
    -----------------------------          -----------------------------
    Kari A. Stenslie                       George W. Rowley, Jr.
    Principal Accounting Officer           Director

Date:  April 26, 2005                  Date:  April 26, 2005

By: /s/ F. Kemper Freeman, Jr.         By: /s/ Richard S. Sprague
    -----------------------------          -----------------------------
    F. Kemper Freeman, Jr.                 Richard S. Sprague
    Chairman of the Board                  Director

Date:  April 26, 2005                  Date:  April 26, 2005

By: /s/ James J. Doud, Jr.             By: /s/ John R. Valaas
    -----------------------------          -----------------------------
    James J. Doud, Jr.                     John R.  Valaas
    Director                               Director

Date:  April 26, 2005                  Date:  April 26, 2005

By: /s/ Mary Case Dunnam               By: /s/ Robert C. Wallace
    -----------------------------          -----------------------------
    Mary Case Dunnam                       Robert C. Wallace
    Director                               Director

Date:  April 26, 2005                  Date:  April 26, 2005

By: /s/ Janine Florence                By: /s/ Robert J. Herbold
    -----------------------------          -----------------------------
    Janine Florence                        Robert J. Herbold
    Director                               Director

Date:  April 26, 2005                  Date:  April 26, 2005