Form 10-Q
period 2005-03-31
FIRST MUTUAL BANCSHARES INC
filed 2005-05-06
CIK 1098337

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended................................March 31, 2005

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
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
  incorporation or organization)


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

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. May 3, 2005: 5,308,294
================================================================================

                          FIRST MUTUAL BANCSHARES, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                                 March 31, 2005

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I: FINANCIAL INFORMATION...............................................   1
        Forward-Looking Statements Disclaimer...............................   1
   ITEM 1. Financial Statements.............................................   1
   ITEM 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................  14
               General......................................................  14
               Overview.....................................................  14
               Results of Operations........................................  16
                 Net Income.................................................  16
                 Net Interest Income........................................  16
                 Noninterest Income.........................................  20
                 Noninterest Expense........................................  23
               Financial Condition..........................................  25
               Asset Quality................................................  27
               Portfolio Information........................................  28
               Deposit Information..........................................  30
               Business Segments............................................  31
                 Consumer Lending...........................................  31
                 Residential Lending........................................  34
                 Business Banking Lending...................................  35
                 Income Property Lending....................................  36
               Liquidity....................................................  37
               Planned Expenditures for Plant and Equipment.................  40
               Capital......................................................  40
   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.......  41
   ITEM 4. Controls and Procedures..........................................  48
PART II: OTHER INFORMATION..................................................  48
   ITEM 1. Legal Proceedings................................................  48
   ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds......  48
   ITEM 3. Defaults Upon Senior Securities..................................  48
   ITEM 4. Submission of Matters to a Vote of Security Holders..............  48
   ITEM 5. Other Information................................................  49
   ITEM 6. Exhibits.........................................................  49
SIGNATURES..................................................................  50
CERTIFICATIONS

--------------------------------------------------------------------------------

PART I :  FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS DISCLAIMER
-------------------------------------

Our Form 10-Q contains statements concerning future operations, trends, expectations, plans, capabilities, and prospects of First Mutual Bancshares, Inc. and First Mutual Bank (together, the "Bank") that are forward-looking statements for the purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements regarding our goals and expectations regarding net income and return on equity; as well as references to potential changes in interest income and interest rate margins, anticipated growth in loan production and growth in sales of loans, trends in income and expenses and banking center renovations, expectations regarding our Business Banking segment, observations pertaining to the potential disparate movement and repricing of assets and liabilities, and information based on our market risk models and analysis. Although we believe that the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, operations, and prospects, these forward-looking statements are subject to numerous uncertainties and risks, and actual events, results, and developments will ultimately differ from the expectations and may differ materially from those expressed or implied in such forward-looking statements. Factors which could affect actual results include economic conditions in our market area and the nation as a whole, interest rate fluctuations, the impact of competitive products, services, and pricing, our credit risk management, our ability to control our costs and expenses, loan delinquency rates, and the legislative and regulatory changes affecting the banking industry. There are other risks and uncertainties that could affect us which are discussed from time to time in our filings with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We are not responsible for updating any such forward-looking statements.

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

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation. All significant intercompany transactions and balances have been eliminated.

The information included in this Form 10-Q should be read in conjunction with the First Mutual Bancshares, Inc. Year 2004 Annual Report on Form 10-K to the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year.

Consolidated Financial Statements of the Company begin on page 2.

--------------------------------------------------------------------------------

Item 1.  Financial Statements


                          FIRST MUTUAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                              March 31,          December 31,
                                                                2005                 2004
                                                          ---------------      ---------------
                                                                      (Unaudited)
ASSETS:
CASH AND CASH EQUIVALENTS:
  Interest-earning deposits                               $     2,166,617      $       309,125
  Noninterest-earning demand deposits
    and cash on hand                                           13,301,269           13,536,316
                                                          ---------------      ---------------
                                                               15,467,886           13,845,441

MORTGAGE-BACKED AND OTHER SECURITIES
  AVAILABLE-FOR-SALE                                          124,349,073          124,224,683

LOANS RECEIVABLE, HELD-FOR-SALE                                10,854,155           10,064,155

MORTGAGE-BACKED AND OTHER SECURITIES HELD-TO-MATURITY
    fair value of $8,338,606 and $7,826,994                     8,287,934            7,719,542

  LOANS RECEIVABLE                                            821,483,149          808,642,531
  RESERVE FOR LOAN LOSSES                                      (9,489,886)          (9,300,854)
                                                          ---------------      ---------------
LOANS RECEIVABLE, net                                         811,993,263          799,341,677

ACCRUED INTEREST RECEIVABLE                                     4,675,752            4,300,131

LAND, BUILDINGS AND EQUIPMENT, net                             29,541,065           27,994,532

FEDERAL HOME LOAN BANK (FHLB) STOCK,                           12,998,000           12,918,700
     at cost

SERVICING ASSETS                                                1,893,559            1,525,085

OTHER ASSETS                                                    1,841,751            1,849,401
                                                          ---------------      ---------------
TOTAL                                                     $ 1,021,902,438      $ 1,003,783,347
                                                          ===============      ===============

                          FIRST MUTUAL BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Continued)

                                                               March 31,          December 31,
                                                                 2005                 2004
                                                           ---------------      ---------------
                                                                       (Unaudited)
LIABILITIES:
  Deposits:
    Money market deposit and
      checking accounts                                    $   242,150,355      $   254,435,583
    Regular savings                                              8,569,626            8,434,423
    Time deposits                                              440,952,367          412,498,902
                                                           ---------------      ---------------
               Total deposits                                  691,672,348          675,368,908

  Drafts payable                                                   445,263              377,814
  Accounts payable and other liabilities                        12,253,585           14,106,402
  Advance payments by borrowers for
    taxes and insurance                                          3,013,663            1,676,175
  FHLB advances                                                234,952,754          234,206,775
  Other advances                                                 1,600,000            1,600,000
  Long-term debentures payable                                  17,000,000           17,000,000
                                                           ---------------      ---------------
               Total liabilities                               960,937,613          944,336,074

STOCKHOLDERS' EQUITY:
  Common stock, $1 par value-
    Authorized, 10,000,000 shares
    Issued and outstanding, 5,308,294
    and 5,288,489 shares, respectively                     $     5,308,294      $     5,288,489
  Additional paid-in capital                                    45,842,341           45,595,319
  Retained earnings                                             11,326,964            9,220,450
  Accumulated other comprehensive income(loss):
    Unrealized (loss) on securities available-for-sale
    and interest rate swap, net of federal income tax           (1,512,774)            (656,985)
                                                           ---------------      ---------------
               Total stockholders' equity                       60,964,825           59,447,273
                                                           ---------------      ---------------
TOTAL                                                      $ 1,021,902,438      $ 1,003,783,347
                                                           ===============      ===============

                          FIRST MUTUAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                  Quarter ended March 31,
                                                ---------------------------
                                                    2005            2004
                                                -----------     -----------
                                                        (Unaudited)
STATEMENT OF OPERATIONS
-----------------------
INTEREST INCOME:
  Loans Receivable                              $13,932,200     $11,880,926
  Interest on Available For Sale Securities       1,271,081         776,948
  Interest on Held To Maturity Securities            94,146         108,641
  Interest Other                                    101,769         137,125
                                                -----------     -----------
                                                 15,399,196      12,903,640

INTEREST EXPENSE:
  Deposits                                        3,571,414       2,881,023
  FHLB advances and other                         2,027,536       1,532,552
                                                -----------     -----------
                                                  5,598,950       4,413,575
                                                -----------     -----------

  Net interest income                             9,800,246       8,490,065

PROVISION FOR LOAN LOSSES                           400,000         250,000
                                                -----------     -----------

  Net interest income, after provision
  for loan losses                                 9,400,246       8,240,065

NONINTEREST INCOME:
  Gain on sales of loans                            524,537         345,379
  Servicing fees, net of amortization               326,294          32,874
  Gain on sales of investments                           --          70,870
  Fees on deposits                                  135,328         143,614
  Other                                             383,604         304,951
                                                -----------     -----------
   Total noninterest income                       1,369,763         897,688

                          FIRST MUTUAL BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Continued)


                                                  Quarter ended March 31,
                                                 -------------------------
                                                    2005            2004
                                                 ----------     ----------
                                                        (Unaudited)


NONINTEREST EXPENSE:
  Salaries and employee benefits                 $3,946,432     $3,262,712
  Occupancy                                         783,459        695,709
  Other                                           2,133,017      1,681,606
                                                 ----------     ----------
  Total noninterest expense                       6,862,908      5,640,027
                                                 ----------     ----------
  Income before federal income taxes              3,907,101      3,497,726

FEDERAL INCOME TAXES                              1,322,841      1,183,586
                                                 ----------     ----------

NET INCOME                                       $2,584,260     $2,314,140
                                                 ==========     ==========
PER SHARE DATA:

Basic earnings per common share                  $     0.49     $     0.44


Earnings per common share, assuming dilution     $     0.47     $     0.42


WEIGHTED AVERAGE SHARES OUTSTANDING               5,301,235      5,222,639

WEIGHTED AVERAGE SHARES OUTSTANDING
  INCLUDING DILUTIVE STOCK OPTIONS                5,552,302      5,476,474

                 First Mutual Bancshares, Inc, and Subsidiaries
    Consolidated Statements of Stockholders' Equity and Comprehensive Income

                                                                                                           Accumulated
                                                             Common Stock        Additional               Comprehensive
                                                        -----------------------    Paid-in      Retained      Income
                                                          Shares       Amount      Capital      Earnings      (Loss)       Total
                                                        ----------  -----------  -----------  -----------  -----------  -----------
BALANCE, December 31, 2002                               4,247,166  $ 4,247,166  $24,028,610  $15,214,220  $   793,841  $44,283,837
                                                        ----------  -----------  -----------  -----------  -----------  -----------
Comprehensive income:
  Net income                                                                                    8,395,738                 8,395,738
  Other comprehensive income (loss), net of tax:
    Unrealized (loss) on securities available-for-sale                                                      (1,294,797)  (1,294,797)
    Unrealized gain on interest rate swap                                                                       87,186       87,186
                                                                                                                        -----------
Total comprehensive income                                                                                                7,188,127
Options exercised, including tax benefit of $219,124        53,040       53,040      571,618                                624,658
Issuance of stock through employees' stock plans             1,386        1,386       23,617                                 25,003
10% stock dividend                                         428,101      428,101    9,054,336   (9,482,437)                      --
Cash dividend declared ($0.28 per share)                                                       (1,294,869)               (1,294,869)
                                                        ----------  -----------  -----------  -----------  -----------  -----------

BALANCE, December 31, 2003                               4,729,693  $ 4,729,693  $33,678,181  $12,832,652  $  (413,770) $50,826,756
                                                        ==========  ===========  ===========  ===========  ===========  ===========


Comprehensive income:
  Net income                                                                                    9,287,813                 9,287,813
  Other comprehensive income (loss), net of tax:
    Unrealized (loss) on securities available-for-sale                                                        (414,879)    (414,879)
    Unrealized gain on interest rate swap                                                                      171,664      171,664
                                                                                                                        -----------
Total comprehensive income                                                                                                9,044,598
Options exercised, including tax benefit of $337,052        80,697       80,697    1,138,303                              1,219,000
Issuance of stock through employees' stock plans             2,019        2,019       47,992                                 50,011
10% stock dividend                                         476,080      476,080   10,730,843  (11,206,923)                      --
Cash dividend declared ($0.32 per share)                                                       (1,693,092)               (1,693,092)
                                                        ----------  -----------  -----------  -----------  -----------  -----------
                                                                                                                                --
BALANCE, December 31, 2004                               5,288,489  $ 5,288,489  $45,595,319  $ 9,220,450  $  (656,985) $59,447,273
                                                        ==========  ===========  ===========  ===========  ===========  ===========

Comprehensive income:
  Net income                                                                                    2,584,260                 2,584,260
  Other comprehensive income (loss), net of tax:
    Unrealized (loss) on securities available-for-sale                                                        (959,022)    (959,022)
    Unrealized gain on interest rate swap                                                                      103,233      103,233
                                                                                                                        -----------
Total comprehensive income                                                                                                1,728,471
Options exercised, including tax benefit of $8,333          15,959       15,959      150,872                                166,831
Issuance of stock through employees' stock plans             3,846        3,846       96,150                                 99,996
Cash dividend declared ($0.09 per share)                                                         (477,746)                 (477,746)
                                                        ----------  -----------  -----------  -----------  -----------  -----------
                                                                                                                                --
BALANCE, March 31, 2005                                  5,308,294  $ 5,308,294  $45,842,341  $11,326,964  $(1,512,774) $60,964,825
                                                        ==========  ===========  ===========  ===========  ===========  ===========

                          FIRST MUTUAL BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Three months ended March 31,
                                                                       ------------------------------
                                                                           2005               2004
                                                                       ------------      ------------
                                                                                (Unaudited)
OPERATING ACTIVITIES:
    Net income                                                         $  2,584,260      $  2,314,140
    Adjustments to reconcile net income to net cash
              from operating activities:
        Provision for loan losses                                           400,000           250,000
        Depreciation and amortization                                       357,531           318,778
        Deferred loan origination fees, net of accretion                    (21,591)         (146,432)
        Amortization of servicing assets                                    210,019           130,127
        Gain on sales of loans                                             (524,536)         (345,380)
        Loss on sale of repossessed real estate and other assets              2,205             1,000
        Gain on sale of securities available-for-sale                            --           (70,870)
        FHLB stock dividends                                                (52,900)         (109,700)
        Changes in operating assets & liabilities:
             Loans receivable held-for-sale                                (790,000)        5,444,905
             Accrued interest receivable                                   (375,621)         (210,490)
             Other assets                                                     7,650           231,913
             Drafts payable                                                  67,449          (117,009)
             Accounts payable and other liabilities                      (1,854,599)       (7,242,100)
             Advance payments by borrowers for taxes and insurance        1,337,488         1,340,239
                                                                       ------------      ------------
    Net cash provided by operating activities                             1,347,355         1,789,121
                                                                       ------------      ------------
INVESTING ACTIVITIES:
  Loan originations                                                     (99,348,104)      (80,829,174)
  Loan principal repayments                                              79,143,453        45,154,231
  Increase in undisbursed loan proceeds                                   7,720,855        (4,187,516)
  Principal repayments & redemptions on
    mortgage-backed and other securities                                  3,891,994         2,281,313
  Purchase of securities held-to-maturity                                (1,015,435)               --
  Purchase of securities available-for-sale                              (4,991,406)       (9,970,312)
  Purchases of premises and equipment                                    (1,931,816)         (505,269)
  Purchase of FHLB stock                                                    (26,400)               --
  Proceeds from sale of securities                                               --         2,228,958
                                                                       ------------      ------------
   Net cash (used) by investing activities                              (16,556,859)      (45,827,769)

                          FIRST MUTUAL BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                Three months ended March 31,
                                                              --------------------------------
                                                                   2005               2004
                                                              -------------      -------------
                                                                        (Unaudited)
FINANCING ACTIVITIES:
     Net increase in deposit accounts                         $  12,953,521      $  17,748,160
     Interest credited to deposit accounts                        3,349,919          2,753,144
     Issuance of stock through employees's stock plans               99,996             50,011
     Proceeds from advances                                     292,286,000        173,633,000
     Repayment of advances                                     (291,540,021)      (142,896,960)
     Dividends paid                                                (475,964)          (331,079)
     Proceeds from exercise of stock options                        158,498            485,755
                                                              -------------      -------------
     Net cash provided by financing activities                   16,831,949         51,442,031
                                                              -------------      -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                     $   1,622,445      $   7,403,383

CASH & CASH EQUIVALENTS:
  Beginning of year                                              13,845,441          7,427,055
                                                              -------------      -------------
  End of quarter                                              $  15,467,886      $  14,830,438
                                                              =============      =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
           INFORMATION:
     Loans originated for mortgage banking activities         $  18,579,744      $  21,375,530
                                                              =============      =============
     Loans originated for investment activities               $  99,348,104      $  80,829,174
                                                              =============      =============

     Proceeds from sales of loans held-for-sale               $  17,789,744      $  26,820,435
                                                              =============      =============
    Cash paid during the year for:
            Interest                                          $   5,409,644      $   4,482,594
                                                              =============      =============
            Income taxes                                      $          --      $          --
                                                              =============      =============

SUPPLEMENTAL DISCLOSURES OF NONCASH
           INVESTING ACTIVITIES:

     Loans securitized into securities available-for-sale     $          --      $          --
                                                              =============      =============

     Loans transferred to real estate
             held-for-sale, net                               $          --      $          --
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

The Bank had three stock-based employee/director compensation plans, which are described more fully in the 2004 annual report. The plans are accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee or director compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, had been adopted.

                                                     Quarters Ended March 31,
                                                  ----------------------------
                                                      2005             2004
                                                  -----------      -----------
Net Income, as reported                           $ 2,584,260      $ 2,314,140
Deduct:  Total stock-based employee/
     director compensation expense
     determined under fair value based
     method for all awards, net of related
     tax effects                                     (105,887)         (98,151)
                                                  -----------      -----------
Pro forma net income                              $ 2,478,373      $ 2,215,989
                                                  ===========      ===========
Earnings per share:

     Basic - as reported                               $ 0.49           $ 0.44
     Basic - pro forma                                 $ 0.47           $ 0.42

     Diluted - as reported                             $ 0.47           $ 0.42
     Diluted - pro forma                               $ 0.45           $ 0.40

Weighted average shares outstanding:

     Basic                                          5,301,235        5,222,639
     Diluted                                        5,552,302        5,476,474

The compensation expense included in the pro forma net income and net income per share figures in the previous table is not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards generally are made each year.

On April 14, 2005 the Securities and Exchange Commission announced a change in the compliance date for Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement 123R). The compliance date has been changed to first quarter of 2006 from July of 2005. We expect to adopt Statement 123R on January 1, 2006.

Change In Accounting Estimate

In the first quarter of 2005 we made a change to the amortization period assumed for the Bank's servicing assets. Servicing assets are recorded when we sell loans from our loan portfolio to other investors, and continue to service those loans for the investors following the sale. To determine the fair value of the servicing assets we utilize a valuation model that calculates the present value of future cash flows for the loans sold, based on assumptions to include market discount rates, anticipated prepayment speeds, estimated servicing cost per loan, and other relevant factors. These factors are subject to significant fluctuations, and the estimates used in the models are subject to review and revision based on actual experience and changes in expectations for the future. The calculated value of the servicing rights is then capitalized and amortized in proportion to, and over the period of, estimated future net servicing income.

Based on a review of our assumptions in the first quarter of 2005, we determined that the amortization period for the servicing rights on our consumer loan servicing portfolio was significantly shorter than the term over which these loans would be expected to provide net servicing income. Consequently, we revised the amortization period such that the average life of the amortization schedule would correspond with the average life we are currently observing for the underlying loan portfolio.

Any projection of servicing asset amortization in future periods is limited by the conditions that existed at the time the calculations were performed, and may not be indicative of actual amortization expense that will be recorded in future periods.

The following table shows the actual results for net income and earnings per share as well as the results for these items if the change had not been made.

                                                 First Quarter 2005
                                             ---------------------------
                                             As Reported    "Old" Method
                                             -----------    ------------

Income Before Federal Income Taxes           $ 3,907,101     $ 3,691,463

Federal Income Taxes                         $ 1,322,841     $ 1,249,832
                                             -----------     -----------
Net Income                                   $ 2,584,260     $ 2,441,631
                                             ===========     ===========
Earnings Per Share Data:
     Basic                                      $ 0.49          $ 0.46
     Diluted                                    $ 0.47          $ 0.44

Note 2.

Mortgage-Backed and Other Securities Available-for-Sale

The amortized cost and estimated fair value of securities available-for-sale at March 31, 2005, and December 31, 2004 are summarized as follows:

                                                           Gross           Gross
                                              Gross      unrealized      unrealized       Estimated
                            Amortized      unrealized   losses less     losses more         fair
                               cost           gains     than 1 Year     than 1 Year         value
                           ------------     --------     ----------      ----------     ------------
March 31, 2005
Freddie Mac securities     $ 18,720,034     $ 28,025       $ 41,685      $  522,482     $ 18,183,892
Fannie Mae securities        37,638,856       47,153        419,751         714,507       36,551,751
Ginnie Mae securities        52,254,143       16,362        379,628             --        51,890,877
US agency securities         17,961,790          --         239,237             --        17,722,553
                           ------------     --------     ----------      ----------     ------------
                           $126,574,823     $ 91,540     $1,080,301      $1,236,989     $124,349,073
                           ============     ========     ==========      ==========     ============

December 31, 2004
Freddie Mac securities     $ 19,127,613     $ 48,719     $  173,913      $  115,062     $ 18,887,357
Fannie Mae securities        39,095,463       75,726         87,354         308,837       38,774,998
Ginnie Mae securities        48,839,639       38,712        270,022             --        48,608,329
US agency securities         17,946,544       57,761         50,306             --        17,953,999
                           ------------     --------     ----------      ----------     ------------
                           $125,009,259     $220,918     $  581,595      $  423,899     $124,224,683
                           ============     ========     ==========      ==========     ============

     Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Bank has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. At March 31, 2005 and December 31, 2004 there were 30 and 23 investment securities with unrealized losses, respectively. The Bank anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Note 3.

Mortgage-Backed and Other Securities Held-to-Maturity

The amortized cost and estimated fair value of mortgage-backed and other securities are summarized as follows:

                                                            Gross          Gross
                                              Gross       unrealized     unrealized      Estimated
                             Amortized     unrealized    losses less    losses more         fair
                                cost          gains      than 1 Year    than 1 Year         value
                           ------------     --------     ----------      ----------     ------------
March 31, 2005
Fannie Mae securities      $  6,597,427     $102,783     $   35,525      $   26,503     $  6,638,182
Freddie Mac securities          487,186       11,733            --              --           498,919
Municipal bonds               1,203,321        1,428            --            3,244        1,201,505
                           ------------     --------     ----------      ----------     ------------
                           $  8,287,934     $115,944     $   35,525      $   29,747     $  8,338,606
                           ============     ========     ==========      ==========     ============

December 31, 2004
Fannie Mae securities      $  6,010,318     $125,722     $   30,472      $      --      $  6,105,568
Freddie Mac securities          492,607       13,408            --              --           506,015
Municipal bonds               1,216,617        2,622            --            3,828        1,215,411
                           ------------     --------     ----------      ----------     ------------
                           $  7,719,542     $141,752     $   30,472      $   63,322        7,826,994
                           ============     ========     ==========      ==========     ============

     Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Bank has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. At March 31, 2005 and December 31, 2004 there were 4 and 3 investment securities with unrealized losses, respectively. The Bank anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

NOTE 4.
NONPERFORMING ASSETS

Non-performing loans are summarized as follows:

                                               March 31, 2005  December 31, 2004
                                               --------------  -----------------

Impaired loans with a valuation allowance         $ 308,891        $ 317,023
Valuation allowance related to impaired loans       172,475          177,190
Total non-accrual loans                             817,382          864,464
Total loans past due 90-days or more and still
  accruing interest                                  66,000           34,000
Interest income recognized on impaired loans            278            1,108


Subsequent to March 31, one of the impaired loans with an impaired balance of $5,012 paid off in April 2005.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for quarters ending March 31, 2005 and March 31, 2004:

                                                    Income        Shares     Per share
                                                 (numerator)  (denominator)    amount
                                                 -----------   -----------   ---------
Quarter ended March 31, 2005
----------------------------
  Basic EPS:
    Income available to common shareholders      $ 2,584,260     5,301,235   $    0.49
                                                                             =========
   Effect of dilutive stock options                      --        251,067
                                                 -----------   -----------
   Diluted EPS:
    Income available to common shareholders
     plus assumed stock options exercised        $ 2,584,260     5,552,302   $    0.47
                                                 ===========   ===========   =========



Quarter ended March 31, 2004
----------------------------
  Basic EPS:
    Income available to common shareholders      $ 2,314,140     5,222,639   $    0.44
                                                                             =========
   Effect of dilutive stock options                      --        253,835
                                                 -----------   -----------
   Diluted EPS:
    Income available to common shareholders
     plus assumed stock options exercised        $ 2,314,140     5,476,474   $    0.42
                                                 ===========   ===========   =========

NOTE 6.

RATE VOLUME ANALYSIS                                   FIRST QUARTER 2005
(Dollars in thousands)                                         VS
                                                       FIRST QUARTER 2004
                                                   INCREASE (DECREASE) DUE TO

                                                                         TOTAL
                                                  VOLUME       RATE      CHANGE
--------------------------------------------------------------------------------
INTEREST INCOME
     Investments:
        Available-for-sale securities            $   413      $  81     $   494
        Held-to-maturity securities                   (7)        (8)        (15)
        Other equity investments                      14        (49)        (35)
                                                 ------------------------------
          Total investments                          420         24         444
                                                 ------------------------------

     Loans:
        Residential                              $   619      $  51     $   670
        Residential construction                     206        242         448
        Multifamily                                  (54)       151          97
        Multifamily construction                     (83)        23         (60)
        Commercial real estate and business          252        378         630
        Commercial real estate construction           61         47         108
        Consumer & other                             174        (16)        158
                                                 ------------------------------
          Total loans                              1,175        876       2,051
                                                 ------------------------------

               Total interest income             $ 1,595      $ 900     $ 2,495

INTEREST EXPENSE
     Deposits:
        Money market deposit and checking        $   148      $ 113     $   261
        Regular savings                               (1)        (1)         (2)
        Time deposits                                289        142         431
                                                 ------------------------------
          Total deposits                             436        254         690

     FHLB advances and other                         272        223         495
                                                 ------------------------------
          Total interest expense                     708        477       1,185


           Net interest income                   $   887      $ 423     $ 1,310
                                                 ==============================

Note 7.
Business Segments


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

     Business Banking Lending- Business banking lending offers a full range of banking services to small and medium size businesses including deposit and cash management products, loans for financing receivables, inventory, equipment as well as permanent and interim construction loans for commercial real estate. The underlying real estate collateral or business asset being financed typically secures these loans.

     Income Property Lending - Income property lending offers permanent and interim construction loans for multi-family housing (over four units), manufactured housing communities, commercial real estate properties, and spec single-family construction. The underlying real estate collateral being financed typically secures these loans.

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

Financial information for the Bank's segments is shown below for Mar 31, 2005, 2004, and 2003:

                                                                                   Business         Income
                                                   Consumer       Residential       Banking         Property
Quarter ended March 31:                             Lending         Lending         Lending         Lending         Totals
                                                  -----------     -----------     -----------     -----------     -----------
Interest income                          2005     $ 2,245,488     $ 4,544,937     $ 1,953,146     $ 6,655,625     $15,399,196
                                         2004       2,026,129       3,582,827       1,311,138       5,983,546      12,903,640
                                         2003       1,245,091       2,642,878       1,332,149       6,787,944      12,008,062

Interest Expense                         2005         738,248       1,882,561         490,713       2,487,428       5,598,950
                                         2004         550,609       1,380,386         328,770       2,153,810       4,413,575
                                         2003         539,444       1,115,400         436,041       2,841,929       4,932,814

Net Interest Income                      2005       1,507,240       2,662,376       1,462,433       4,168,197       9,800,246
                                         2004       1,475,520       2,202,441         982,368       3,829,736       8,490,065
                                         2003         705,647       1,527,478         896,108       3,946,015       7,075,248

Provision for loan losses                2005         135,715          48,705          59,125         156,455         400,000
                                         2004          93,099          22,279          25,459         109,163         250,000
                                         2003          32,427          13,997          14,596          73,980         135,000

Net interest income, after               2005       1,371,525       2,613,671       1,403,308       4,011,742       9,400,246
  provision for loan losses              2004       1,382,421       2,180,162         956,909       3,720,573       8,240,065
                                         2003         673,220       1,513,481         881,512       3,872,035       6,940,248

Noninterest income                       2005         862,255         213,155         102,833         191,520       1,369,763
                                         2004         369,907         172,085          88,964         266,732         897,688
                                         2003         122,514         306,222         108,174         448,793         985,703

Noninterest expense                      2005       1,649,215       1,697,541       1,590,520       1,925,632       6,862,908
                                         2004       1,196,233       1,393,090       1,102,515       1,948,189       5,640,027
                                         2003         910,138       1,147,907         969,150       1,745,038       4,772,233

Income before federal income taxes       2005         584,565       1,129,285         (84,379)      2,277,630       3,907,101
                                         2004         556,095         959,157         (56,642)      2,039,116       3,497,726
                                         2003        (114,404)        671,796          20,536       2,575,790       3,153,718

Federal income taxes                     2005         198,125         382,218         (29,393)        771,891       1,322,841
                                         2004         188,393         324,540         (19,887)        690,540       1,183,586
                                         2003         (39,432)        227,177           6,333         872,482       1,066,560

Net income                               2005         386,440         747,067         (54,986)      1,505,739       2,584,260
                                         2004         367,702         634,617         (36,755)      1,348,576       2,314,140
                                         2003         (74,972)        444,619          14,203       1,703,308       2,087,158


Total Interest Earning assets            2005     110,144,818     305,275,674     123,543,351     439,124,200     978,088,043
  (ending period balances)               2004      98,304,930     245,542,118      96,215,039     432,300,709     872,362,796
                                         2003      71,452,381     166,494,407      86,684,836     439,029,146     763,660,770

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

First Mutual Bank is a Washington-chartered savings bank subject to regulation by the State of Washington Department of Financial Institutions and the Federal Deposit Insurance Corporation ("FDIC"). The Bank conducts business from its headquarters in Bellevue, Washington, and has 12 full-service retail banking centers located in Bellevue (3), Issaquah, Kirkland (2), Monroe, Redmond, Sammamish, Seattle (2), and Woodinville. We also have income property loan production offices located in Bellingham and Vancouver, Washington and a consumer loan office located in Jacksonville, Florida. The Bank's business consists mainly of attracting deposits from the general public as well as wholesale funding sources, and investing those funds primarily in real estate loans, small and mid-sized business loans, and consumer loans.

OVERVIEW
--------

The first quarter of 2005 marked our 50th consecutive quarter of year-over-year quarterly earnings growth, as net income increased 12% for the first quarter ended March 31, 2005, to $2.6 million, or $0.47 per diluted share, compared to $2.3 million, or $0.42 per diluted share in the first quarter a year ago.

As general corporate goals, we seek to obtain a 15% or better return on equity
(ROE) and year-over-year net income growth in the range of 10% to 12%. This net income growth goal represents a reduction from our previous target of a 15% year-over-year increase. We elected to reduce our target in response to a number of factors including general economic conditions and trends, the current competitive environment for loan and deposit products in our local market, and the continued investment required in our Business Banking division. We consider these to be our corporate goals, and not indicative of current forecasts or expected future operating results.

                                   Year-Over-Year        Annualized
                                 Net Income Growth    Return on Equity
                                 -----------------    ----------------

           First Quarter 2001             5%               14.8%
           First Quarter 2002            14%               14.9%
           First Quarter 2003             6%               18.5%
           First Quarter 2004            11%               17.7%
           First Quarter 2005            12%               17.2%

While our ROE has typically met or exceeded our corporate target, our net income growth has generally fallen short of our objective. Over the last several years, we have utilized part of our earnings for the purpose of investing in new business lines. About eight years ago, we realized that in order to continue to achieve our goal of consistent earnings, we needed to expand our business lines from two to four. At that time, our operations consisted of residential and income property (commercial real estate) lending. Those business lines were, and continue to be, solid operations. However, for the Bank to continue to produce consistent earnings, we needed to broaden the operating base by two new lines, Business Banking and Consumer Lending. The process of developing those lines has been expensive and has added to both our staff and operating costs. The encouraging news is that the Consumer Lending business line has been contributing to the Bank's profit goals for some time. Although the Business Banking division has not yet achieved its objectives, we remain committed to developing this business line based upon its ability to attract low-cost core deposits, which help reduce our overall cost of funds, the diversification it brings to our portfolio of earning assets, and the potential it offers for generating longer-term relationship-banking opportunities and additional sources of noninterest income. Please refer to the "Business Segments" and "Noninterest Expense" sections for a further discussion of this topic.

Net interest income represents the primary source of revenue for each of our business lines. A key ratio that measures net interest income is the net interest margin. Our net interest margin improved to 4.08%, compared to 3.99% in the previous quarter and 4.03% in the first quarter last year. Reflecting the rising interest rate environment, the yield on our earning assets grew to 6.16% in the March 2005 quarter, compared to 5.98% in the December 2004 quarter, and 5.91% in the March 2004 quarter. The cost of interest-bearing liabilities increased to 2.36% in the first quarter, from 2.13% in the fourth quarter of 2004 and from 2.09% in the first quarter of 2004. For second quarter 2005, we are forecasting a decline in the margin to the 3.90% to 4.00% range, as we anticipate that a combination of a fixed-rate securities portfolio, the non-payment of dividends on our FHLB stock, and a shifting customer preference for time deposits will degrade the margin.

The second key component of net interest income is the growth of the business lines' earning assets. On a first quarter 2005 versus 2004 comparison, the growth in earning assets contributed $887,000 to net interest income, while the improvement in the margin added $423,000. In the last 12 months, our assets increased 12%, slightly exceeding the national average of 11% for all FDIC insured institutions for year 2004*. Please see the "Net Interest Income" and "Asset and Liability Management" sections for a further discussion of net interest income and the processes by which we manage that source of revenue.

A secondary source of revenue is our noninterest income, which grew 53% from the level earned in the first quarter of 2004, and contributed 12% of our first quarter revenues (defined as net interest income plus noninterest income). As was the case last year, gains on loan sales were the largest contributor to our first quarter noninterest income, accounting for 38% of the total. Servicing fees, based on a change in estimates and year-over-year growth in the size of our servicing portfolio, also increased significantly relative to the first quarter of last year and contributed 24% of the total noninterest income. Additionally, fees from deposit accounts contributed 10%, with other miscellaneous sources making up the remaining 28%. Within the miscellaneous category, 43% of the income was received as rental income principally from the First Mutual Center building, our corporate headquarters in Bellevue. Please refer to the "Noninterest Income" section for a further discussion of this subject.

A critical factor in achieving our goal of consistent earnings is the credit quality of our loan portfolio. Fortunately, for many years we have enjoyed overall credit quality that has exceeded the national average. Credit quality remained strong in the first quarter of 2005, with total non-performing assets
(NPAs) declining to $957,000, or 0.09% of total assets as of the quarter-end. By comparison, the national average for all FDIC Insured Institutions as of December 31, 2004* was 0.53%. Additionally, our provision for loan losses totaled $400,000 for the first quarter of 2005, with net charge offs of $211,000. As a result, the loan loss reserve grew to $9.5 million, or 1.14% of gross loans, from $8.6 million, or 1.12% of gross loans at the end of the first quarter last year. For additional information regarding our credit quality please refer to the "Asset Quality" section.

*FDIC QUARTERLY BANKING PROFILE - FOURTH QUARTER 2004

RESULTS OF OPERATIONS
---------------------

         NET INCOME
         ----------

Net income increased approximately 12%, from $2.3 million in the first quarter of 2004 to $2.6 million in the same period of 2005. Net interest income, after provision, rose $1.2 million, and noninterest income increased $472,000 on a first quarter comparison. Partially offsetting the growth in revenue was a rise of $1.2 million in noninterest expense.

         NET INTEREST INCOME
         -------------------

Our net interest income for the first quarter increased $1.3 million, or 15%, relative to the same period last year. This improvement resulted from growth in our earning assets, which accounted for the majority of the improvement, as well as the net effects of asset and liability repricing. The following table illustrates the effects to our net interest income of balance sheet growth and rate changes on our assets and liabilities, with the results attributable to the level of earning assets classified as "volume" and the effects of asset and liability repricing labeled "rate."

                                                     Quarter Ended
Rate/Volume Analysis                       March 31, 2005 vs. March 31, 2004
(Dollars in 000s)                              Increase/(Decrease) due to
                                           Volume         Rate         Total
                                           ------         ----         -----

Interest Income
     Total Investments                    $    420      $     24      $    444
     Total Loans                             1,175           876         2,051
                                          ------------------------------------
     Total Interest Income                $  1,595      $    900      $  2,495
                                          ------------------------------------

Interest Expense
     Total Deposits                       $    436      $    254      $    690
     FHLB and Other                            272           223           495
                                          ------------------------------------
     Total Interest Expense               $    708      $    477      $  1,185
                                          ------------------------------------

                                          ------------------------------------
Net Interest Income                       $    887      $    423      $  1,310
                                          ====================================

EARNING ASSET GROWTH (VOLUME)

For the first quarter of 2005, the growth in our earning assets contributed an additional $1.6 million in interest income relative to the first quarter of last year. Partially offsetting this income, however, was additional interest expense incurred from the funding sources used to accommodate the asset growth. The additional expense associated with these funding sources totaled $708,000 for the quarter. Consequently, the net impact of asset growth was an improvement in net interest income of $887,000, or 68% of the total increase in net interest income compared to the first quarter of last year.

(Dollars in 000s)

Quarter Ended      Average Earning Assets   Average Net Loans   Average Deposits
-------------      ----------------------   -----------------   ----------------
March 31, 2004          $  844,439             $  742,498         $  594,141
June 30, 2004              893,451                773,561            620,606
September 30, 2004         929,335                790,319            647,560
December 31, 2004          945,684                801,235            666,835
March 31, 2005             962,613                816,127            683,521

Our average earning assets totaled $963 million during the first quarter, an increase of $118 million, or 14% over the first quarter of 2004. As can be observed in the table above, the majority of this growth was attributable to additional balances in our loan portfolio, which grew substantially, particularly in the second quarter of 2004, with some of the strongest growth observed in residential construction and permanent mortgage loans. In addition to the loan growth illustrated in the table above, we significantly increased the size of our securities portfolio in the second quarter of 2004.

Prior to 2001, our securities portfolio represented a much larger component of our total asset mix than in the years that followed. As rates declined in 2001, 2002 and 2003, prepayments on mortgage-backed securities held in our portfolio accelerated, due in large part to the refinancing of the underlying mortgages at lower interest rates. Additionally, the falling interest rates resulted in many securities trading at premiums to their par values. Consequently, some securities were sold from the portfolio during this timeframe to recognize those gains before the securities paid off at their par values. The volume of new securities acquired during these periods was typically well below the value of securities paid off and/or sold, as we were reluctant to add significant volumes of securities to the balance sheet with interest rates at very low levels. With rates finally starting to move upward in 2004, we felt more comfortable acquiring securities, typically short-term hybrid ARM securities. As a result, our securities portfolio totaled $133 million as of March 31, 2005, an increase of 43%, or $40 million over the level one year earlier.

Most of our asset growth was funded with additional deposits, including time deposits issued in institutional markets through deposit brokerage services. We also used advances from the Federal Home Loan Bank of Seattle (FHLB) to facilitate asset growth and to match fund specific asset categories. For the first quarter, our deposits averaged nearly $684 million, representing growth of almost $90 million over the average level of first quarter 2004. On a quarter-end March 31, 2005 versus March 31, 2004 basis, deposits grew by $87 million, with checking and money market balances accounting for $36 million, or 42% of the total growth. In the first three months of this year, however, our checking and money market balances declined $12 million from their level as of December 31, 2004. While our total deposits continued to grow, with over $28 million in new time deposits added over the same period, this represented a departure from the last couple of years in which growth of checking and money market balances accounted for the majority of all deposit growth.

While short-term interest rates remained at historically low levels, most investors viewed the rates offered on time deposits as unattractive. Consequently, these depositors often chose to keep their balances in money market accounts, which offered greater liquidity in exchange for a modest trade-off in yield. With the increases in short-term interest rates over the last year now affecting the pricing of retail deposits, however, the rates paid on time deposits have become more attractive. Since rate increases apply not only to newly opened accounts but all existing balances as well, it is now more difficult to grow checking and money market balances without incurring substantial marginal expense. While the growth of checking and money market balances remains a priority and is an important part of our future funding strategy, at this point we believe the marginal cost that would be incurred to drive growth in these account types would outweigh the benefits of such a strategy.

ASSET YIELDS AND FUNDING COSTS (RATE)

For the first quarter of 2005, the net effects of repricing on our assets and liabilities contributed an additional $423,000 to our net interest income, or 32% of the total difference relative to first quarter 2004.

On the asset side, our loan portfolio accounted for $876,000, or virtually all of the $900,000 rate-related increase in interest income. As adjustable-rate loans account for approximately 91% of our loan portfolio, almost all loan types benefited from increases in short-term market interest rate indices over the last 12 months and earned additional interest income relative to the first quarter of 2004 as a result of rate movements and repricing.

By comparison, very little impact from repricing was observed in our securities portfolio, due to the percentage of the portfolio invested in fixed-rate and hybrid ARM securities, which have not benefited from rising rate indices over the last 12 months. Additionally, the rate-related benefits that were recognized from the repricing of adjustable-rate securities in our portfolio were largely offset by a reduction in the dividend on our holdings of stock in the FHLB relative to the prior year.

As a member of the FHLB, and to utilize FHLB advances as a funding source for our lending and investment activities, we maintain a position in FHLB stock. Our position in this stock, which totaled approximately $13 million for the first quarter, has historically paid dividends on a quarterly basis. Based on recent events at the FHLB, however, no dividend was received from the FHLB in the fourth quarter of 2004, and the dividend in the first quarter of 2005 was well below the rate paid in the first quarter of last year. No dividend is expected in the second quarter.

On the liability side of the balance sheet, repricing increased our first quarter interest expense on both deposits and FHLB advances relative to the first three months of 2004. The interest rate increases that drove loan and wholesale funding rates higher over the last year have also begun to influence the deposit rates offered by our competitors. That resulted in rate-related increases in interest expense on both our non-maturity and time deposit accounts. Also contributing to the higher rates for money market accounts for the quarter were our higher rate/higher balance "Extreme" market-rate accounts for both our individual and business depositors, which were introduced last summer.

NET INTEREST MARGIN

                     QUARTER ENDED             NET INTEREST MARGIN
                     -------------             -------------------
                     March 31, 2004                   4.03%
                     June 30, 2004                    3.97%
                     September 30, 2004               3.99%
                     December 31, 2004                3.99%
                     March 31, 2005                   4.08%

Our net interest margin totaled 4.08% for the first quarter of 2005, exceeding its first quarter 2004 level by five basis points. It rose nine basis points from its level in the second half of 2004 and was in the middle of our forecasted range of 4.05% to 4.10%. This improvement was largely attributable to the rising short-term interest rates observed over the last 12 months and the timing differences between the resulting impacts on our loan and retail deposit portfolios.

As noted above, adjustable-rate loans accounted for approximately 91% of our loan portfolio as of March 31, 2005. For the majority of these loans, repricing occurs on an annual basis. A notable exception to this would be those loans tied to the prime rate, which typically reprice within one or two days of any increase in the Federal Funds target rate by the Federal Reserve. Consequently, most of the loans in our portfolio benefited from increases in short-term market interest rate indices over the last 12 months and earned additional interest income relative to the first quarter of 2004.

By comparison, rates on our retail deposits are managed internally and not typically subject to any sort of systematic adjustments based on movements in market rate indices. Instead, retail deposit rates tend to lag major interest rate indices; they remain static until some time after the market indices have begun moving. Retail deposit rates then typically continue to move for some time after the market rates stabilize or plateau at a given level. Consequently, while loan rates systematically repriced upwards, we postponed raising our retail deposit rates for as long as practical given our funding requirements and the rates offered by other institutions in our local market. By the end of the first quarter, however, the deposit rates offered by our competitors in our local market had begun moving upwards in response to increases in market interest rates, and were rising at a faster rate than most major indices used for pricing in our loan portfolio. As a result, it is unlikely that we will continue to see similar margin expansion going forward as a result of the timing differences between loan and deposit repricing. In fact, if short-term rates near a point of stabilization, we would likely see compression occurring in our net interest margin in subsequent quarters as the effects of systematic loan repricing diminish, while deposit rates continue to trend upward for some time afterwards based on the lagging nature of retail deposit rate movements.

Additionally, the change in our deposit mix in the first quarter could potentially contribute to future compression of our net interest margin. While growth was observed in our checking and money market deposits relative to March 31, 2004, these balances have declined since year end. They typically represent a lower-cost source of funding and time deposits a higher-cost source, even more so as rates rise. To the extent that we continue to see movement from the checking and money market balances to time deposits, our net interest margin could continue to be negatively impacted. As noted above, the growth of checking and money market balances remains a priority for us and is still viewed as an important part of our future funding strategy. At this point, however, based on the existing balances that would be subject to repricing, we believe the marginal cost that would be incurred to drive growth in these account types would outweigh the benefits of such a strategy.

         NONINTEREST INCOME
         ------------------

Noninterest income increased $472,000, or 53%, for the first quarter of 2005 as compared to the like quarter in 2004. The increase for the quarter was mainly attributable to the rise in net servicing fees and gain on sales of loans which was slightly offset by the decline in gain on sales of investments.

GAIN ON SALES OF LOANS

                                   Quarter Ended March 31,
                                -----------------------------
Gain on Loan Sales                  2005             2004           $ Change          % Change
                                ------------     ------------     ------------      ------------
Consumer Loans                  $    501,000     $    275,000     $    226,000                82%
Commercial Loans                        --             43,000          (43,000)               NA
Residential Loans                     24,000           27,000           (3,000)              (15%)
                                ------------     ------------     ------------      ------------
Total Gains on Loan Sales       $    525,000     $    345,000     $    180,000                52%
                                ============     ============     ============      ============

                                   Quarter Ended March 31,
                                -----------------------------
Loans Sold                          2005             2004           $ Change          % Change
                                ------------     ------------     ------------      ------------
Consumer Loans                  $ 10,638,000     $  7,672,000     $  2,966,000                39%
Commercial Loans                        --         10,828,000      (10,828,000)               NA
Residential Loans                  7,152,000        8,320,000       (1,168,000)              (14%)
                                ------------     ------------     ------------      ------------
Total Loans Sold                $ 17,790,000     $ 26,820,000     $ (9,030,000)              (34%)
                                ============     ============     ============      ============

In the first quarter of 2005, our gains on loan sales significantly exceeded those of the prior year, driven largely by increased sales of consumer loans. Gains totaled $525,000, representing an increase of 52% over the first quarter of 2004. As evidence that the increase in gains on sales was attributable to a change in the mix of loans sold, rather than increased sales volumes, total loans sold declined 34% from the same period last year.

Continuing a trend established during 2004, consumer loan sales had the most significant impact on our loan sale gain this quarter with gains of $501,000 on sales totaling $10.6 million. This far exceeded the $275,000 realized on sales of $7.7 million for the first quarter of 2004. Our current plan is to continue selling approximately $6 million to $8 million in sales finance loans each quarter, though actual sales in a given quarter may fall above or below this range depending on a number of factors including, but not limited to, quarterly loan production and net portfolio growth. Additionally, as we typically continue the servicing functions for those loans, these sales have resulted in substantial growth in our service fee income.

In contrast, residential loan sale gains were down 15% from the prior year based on a 14% reduction in the volume of loans sold compared to the same period last year. While production volumes for residential loans exceeded those in the first quarter of last year, a greater percentage of this year's production was centered in custom construction loans, which have been retained within our portfolio.

No commercial loans were sold in the first three months of this year, which is in sharp contrast to significant loan sales in the first quarter of last year. Commercial loan sales are generally used to limit our credit exposure to specific borrowers. In the first quarter, we did not originate loans to any borrowers whose aggregate credit exposure needed to be reduced.

SERVICE FEE INCOME

                                   Quarter Ended March 31,
                                -----------------------------
                                    2005             2004           $ Change          % Change
                                ------------     ------------     ------------      ------------
Consumer Loan Service Fees      $    300,000     $     23,000     $    277,000              1204%
Commercial Loan Service Fees          24,000           12,000           12,000               100%
Residential Loan Service Fees          2,000           (2,000)           4,000               200%
                                ------------     ------------     ------------      ------------
Service Fee Income              $    326,000     $     33,000     $    293,000               888%
                                ============     ============     ============      ============

For the first quarter of 2005, our total servicing fee income rose 888% over that earned in the first quarter of 2004, based on a 12-fold increase in fees earned on consumer loans serviced for others. This increase in consumer loan service fees was attributable in large part to a change in estimate for the amortization period assumed for the underlying servicing asset.

Servicing assets are recorded when we sell loans to other investors and continue to service those loans following the sale. To determine the fair value of the servicing assets, we utilize a valuation model that calculates the present value of future cash flows for the loans sold, based on assumptions including market discount rates, anticipated prepayment speeds, estimated servicing cost per loan, and other relevant factors. These factors are subject to significant fluctuations, and the estimates used in the models are subject to review and revision based on actual experience and changes in expectations for the future. The calculated value of the servicing rights is then capitalized and amortized in proportion to, and over the period of, estimated future net servicing income.

Based on a review of our assumptions in the first quarter of 2005, we determined that the amortization period for the servicing rights on our consumer loan servicing portfolio was significantly shorter than the term over which these loans would be expected to provide net servicing income. Consequently, we revised the amortization period such that the average life of the amortization schedule would correspond with the average life we are currently observing for the underlying loan portfolio. Please refer to Footnote No. 1 - Summary of Significant Accounting Policies for more information.

Any projection of servicing asset amortization in future periods is limited by the conditions that existed at the time the calculations were performed, and may not be indicative of actual amortization expense that will be recorded in future periods.

In addition to the effects of this change in estimates, the income received for servicing consumer loans has grown as a result of the increased level of sales finance loan sales over the last several quarters, and corresponding growth in our portfolio of consumer loans serviced for others. The fees earned on the portfolio of sales finance loans sold and serviced are expected to continue to grow, though at a decreasing rate, as additional loans are sold each quarter to manage the size of the sales finance loan portfolio.

An increase was also observed in service fee income earned on our commercial loans serviced for others based on participations sold in the last three quarters of 2004. By comparison, residential loans are typically sold servicing released, which means we no longer service those loans once they are sold. Consequently, we do not view these loans as a significant source of servicing fee income.

OTHER NONINTEREST INCOME

                                   Quarter Ended March 31,
                                -----------------------------
                                    2005             2004           $ Change          % Change
                                ------------     ------------     ------------      ------------
Rental Income                   $    166,000     $    168,000     $     (2,000)               (1%)
Loan Fees                             69,000           22,000           47,000               214%
ATM/Wires/Safe Deposit                56,000           38,000           18,000                47%
Late Charges                          48,000           36,000           12,000                33%
Miscellaneous                         45,000           41,000            4,000                10%
                                ------------     ------------     ------------      ------------
Total Other Noninterest
 Income                         $    384,000     $    305,000     $     79,000                26%
                                ============     ============     ============      ============

Our other noninterest income for the first quarter of 2005 rose $79,000, or 26% over the first quarter of last year. While an increase in loan fee income made the largest single contribution, significant improvements were also observed in late charge fees received on our loan portfolio, as well as Visa and ATM fees, which have grown and are expected to continue rising as checking accounts become a greater piece of our overall deposit mix.

Loan fees increased $47,000 compared to the first quarter of 2004, as prepayment fees totaled $68,000, up from $21,000 last year. In recent quarters, short-term interest rates have risen, while longer-term interest rates, such as the 10-year U.S. Treasury rate, which are more indicative of mortgage rates, have tended to move within a range without any discernible upward or downward tendency. Combined, these movements have resulted in a flattening of the yield curve. We believe that this flattening, and expectations that rates could move upwards in the foreseeable future, have contributed to the higher level of loan payoffs and prepayment fees observed over the last several quarters. As this flattening of the yield curve reduces the rate differential between short- and long-term financing costs, the financial incentive for borrowers to use shorter-term, adjustable-rate financing rather than longer-term, fixed-rate loans diminishes. This, in turn, provides borrowers with short-term or adjustable-rate loans an incentive to refinance with long-term fixed rates. Given the uncertainties in interest rates and borrower expectations, we do not know if the higher level of prepayment fees is likely to continue.

         NONINTEREST EXPENSE

SALARIES AND EMPLOYEE BENEFITS

Salaries and benefits expense increased by $683,000, or 21%, from $3.3 million in the first quarter of 2004 to more than $3.9 million for the same period in 2005, and accounted for approximately 56% of the increase in total noninterest expense.

                                   Quarter Ended March 31,
                                -----------------------------
                                    2005             2004           $ Change          % Change
                                ------------     ------------     ------------      ------------
Salaries                        $  2,621,000     $  2,199,000     $    422,000                19%
Commissions and Incentive
  Bonuses                            511,000          333,000          178,000                53%
Employment Taxes &
  Insurance                          289,000          260,000           29,000                11%
Temporary Office Help                 42,000           35,000            7,000                20%
  Benefits                           483,000          436,000           47,000                11%
                                ------------     ------------     ------------      ------------
Total Salary & Benefit
  Expenses                      $  3,946,000     $  3,263,000     $    683,000                21%
                                ============     ============     ============      ============

The majority of the increase in salary and benefit expense was the result of higher staffing levels, which, as measured by full-time-equivalent (FTE) employee count, increased 7% between the ends of the first quarters of 2004 and 2005. The staff additions over the last 12 months have been distributed throughout the Bank, and consisted primarily of positions pertaining to the origination and/or servicing of our loan portfolio or retail deposits. Near the end of the first quarter of 2004, we added two senior management level positions that resulted in a greater than normal impact on compensation cost relative to the first quarter of last year.

Also contributing to the increase in salary and benefit expense was higher incentive compensation, particularly in our Business Banking and Residential Lending divisions. The increase for the Business Banking division was due primarily to a return to a more normal level of incentive compensation this year, compared to a below average level of expense in the first quarter of 2004, while payouts to residential lending officers increased relative to the prior year based on higher loan volumes.

The table below details our staffing levels, total salaries and benefits expense and the quarterly changes over the last five quarters. As would be expected, on a sequential-quarter basis, our personnel expenses peak in the final quarter of each year based on the payouts of year-end commissions, bonuses, and other incentive compensation. Following these year-end payouts, personnel expenses typically decline in the first quarter. The decline in the first quarter of 2004 was particularly noticeable due to the previously mentioned below-average level of incentive compensation paid in that quarter. For the first quarter of 2005, quarterly incentive compensation payments returned to what we would consider a more normal level, thus the decline observed between the fourth quarter of 2004 and the first quarter of 2005 is more representative of our expectation for a typical quarter-to-quarter change. Annual salary increases for existing staff occur in April, and thus are reflected in the second quarter each year. Consequently, as was the case in 2004, an increase can be observed between the first and second quarters without any additions to staff. In the third quarter of 2004, our compensation-related expenses then rose 5% on a quarter-over-quarter basis based on a high level of staff additions. The significant increase in the fourth quarter was attributable to the combination of several additions to staff and the payout of year-end incentive compensation.

                                     Salary and Benefit     Quarter-to-Quarter
Quarter Ended           FTE               Expense                $ Change            % Change
-------------           ---               -------                --------            --------
March 31, 2004          204            $ 3,263,000             $ (249,000)              (7%)
June 30, 2004           201              3,392,000                129,000                4%
September 30, 2004      214              3,553,000                161,000                5%
December 31, 2004       220              4,053,000                500,000               12%
March 31, 2005          219              3,946,000               (107,000)              (3%)

OCCUPANCY

Occupancy expense increased $88,000, or 13% relative to the first quarter of last year, based primarily on higher software licensing costs and depreciation expense.

                                   Quarter Ended March 31,
                                -----------------------------
                                    2005             2004           $ Change          % Change
                                ------------     ------------     ------------      ------------
Rent Expense                    $     78,000     $     83,000     $     (5,000)               (6%)
Utilities and Maintenance            189,000          175,000           14,000                 8%
Depreciation Expense                 338,000          314,000           24,000                 8%
Other Occupancy Costs                179,000          124,000           55,000                44%
                                ------------     ------------     ------------      ------------
Total Occupancy Expenses        $    784,000     $    696,000     $     88,000                13%
                                ============     ============     ============      ============

Depreciation expense rose $24,000 compared to the first quarter of last year due to capital expenditures made over the last 12 months for retail banking center remodel projects, growth in our information systems infrastructure, and investment in enterprise software. We expect these costs to continue to rise in 2005 as we complete the remodeling projects on our First Mutual Center headquarters building and additional banking centers and begin depreciating those assets.

Most of the increase in occupancy expense occurred in "other occupancy costs," which includes items such as real estate and personal property taxes, expenditures for rental or acquisition of non-capitalized equipment, and software licensing. For the first quarter of 2005, our software licensing costs accounted for the majority of this category's increase, rising $30,000 over the prior year, as a result of a new software licensing agreement with Microsoft that began in January of this year. This new method of software licensing will continue throughout 2005 for a total cost for the year of $109,000. Also contributing to the increased level of expenses were higher property taxes and non-capitalized equipment expenditures associated with the relocation of several departments to recently remodeled areas within First Mutual Center.

OTHER NONINTEREST EXPENSES

Other noninterest expense rose by $452,000, or 27%, driven largely by credit insurance premiums paid on our sales finance loan portfolio as well as additional outside services and marketing expenses.

                                   Quarter Ended March 31,
                                -----------------------------
                                    2005             2004           $ Change          % Change
                                ------------     ------------     ------------      ------------
Marketing & Public Relations    $    354,000     $    285,000     $     69,000                24%
Credit Insurance                     333,000          157,000          176,000               112%
Outside Services                     198,000          149,000           49,000                33%
Taxes                                141,000          128,000           13,000                10%
Information Systems                  247,000          216,000           31,000                14%
Other                                860,000          746,000          114,000                15%
                                ------------     ------------     ------------      ------------
Total Other Noninterest
  Expenses                      $  2,133,000     $  1,681,000     $    452,000                27%
                                ============     ============     ============      ============

The most significant growth in the first quarter's other noninterest expenses came from credit insurance premiums for our sales finance loan portfolio, which increased $176,000 relative to the first three months of 2004. In the fourth quarter of 2002, we began to insure against default risk on loans to borrowers with credit scores below 720. The premiums for this coverage, currently 2.7% of insured balances, have risen steadily based on the growth of insured loan balances in the sales finance portfolios. As of March 31, 2005, insured balances had grown to $49.6 million and accounted for 45% of the total Bank and serviced-for-others sales finance portfolios. We expect to see further increases in our premiums going forward as the balances of our insured sales finance loans continue to grow.

Marketing and public relations expenses totaled $354,000 for the first quarter this year, an increase of 24% over the same period last year, as an unusually high level of marketing expense was observed in January 2005. Following that spike, marketing expense returned to a significantly lower, normalized level.

Expenses associated with miscellaneous outside services rose $49,000, or 33%, compared with the first quarter of the prior year. Most of this increase was the result of outside services associated with the relocation of several departments to recently remodeled areas within First Mutual Center.

Accounting and auditing fees also increased significantly, rising $33,000, or 79%, from their first quarter 2004 level. The growth in these expenses has been largely attributable to additional work mandated by the Sarbanes-Oxley Act of 2002. We also expect to engage consultants on a limited basis in 2005, an expense that we did not incur in 2004. It is also possible that new regulations related to the Act will be promulgated that will result in our incurring additional costs implementing those regulations.

FINANCIAL CONDITION
-------------------

ASSETS. Assets increased 2% in the first quarter of 2005, totaling $1,022 million at March 31, up from $1,004 million at the 2004 year-end, based primarily on growth in our loan portfolio.

SECURITIES. We classify investment securities in one of the following categories: 1) trading, 2) available-for-sale, or 3) held-to-maturity. Securities classified as available-for-sale are reviewed regularly, and any unrealized gains or losses are recorded in the shareholders' equity account. As of March 31, 2005, the balance of the unrealized loss, net of federal income taxes, was $1,469,000, compared to an unrealized loss at year-end 2004 of $510,000. Generally, falling interest rates will increase the amount recorded as unrealized gain, and rising rates will decrease any unrealized gains, as the market value of securities inversely adjusts to the change in interest rates.

                                                               Percentage of
      Quarter Ended       Total Securities    Total Assets      Total Assets
      -------------       ----------------    ------------      ------------
                                  (Dollars in 000s)
                                  -----------------
December 31, 2004           $  131,944         $1,003,783            13%
  March 31, 2005            $  132,637         $1,021,902            13%

Security investments (available-for-sale and held-to-maturity) remained little changed from their level as of the 2004 year-end, increasing less than $1 million over the last three months. With the securities purchased in 2004, we believe the current size of our portfolio to be adequate, and do not anticipate additional securities purchases, other than the amount necessary to maintain the current portfolio level.

LOANS. Loans receivable, excluding loans held-for-sale, increased by $13 million from $809 million at the 2004 year-end to $821 million at the end of the first quarter, as loan originations increased 15% over the first quarter of last year to $118 million. Income property loans accounted for 40% of our loan portfolio at the end of the first quarter, unchanged relative to the year-end and down from 45% as of March 2004. Business banking loans accounted for 12% of total loans, compared to 13% at the 2004 year-end and 11% one year ago, while commercial construction loans remained unchanged at 3% of loans. Single-family mortgage loans, including loans held for sale, increased to 23% of the portfolio at quarter-end, compared to 19% at the end of the first quarter last year and 22% as of the 2004 year-end. Single-family construction loans remained relatively consistent and accounted for 11% of total loans. Consumer loans, largely home improvement loans originated on a national scale through the Sales Finance Division, declined from 12% of the loan portfolio at the year-end to 11% as of March 31, 2005, following $10.6 million in loan sales during the first quarter. Our current plan is to continue to sell approximately $6 million to $8 million each quarter, though actual sales in a given quarter may fall above or below this range depending on a number of factors including quarterly loan production and net portfolio growth.

We anticipate that our loan growth will be in the range of $15-$20 million for the second quarter of 2005, after taking into account our expected loan origination volumes, and loan payoffs and sales.

SERVICING ASSETS. Servicing assets grew by $368,000, or 24%, in the three months since the 2004 year-end. The servicing asset balance has grown steadily since our sales finance area began selling consumer loans with servicing retained in the third quarter of 2003.

                               1st Qtr. 2005    4th Qtr. 2004    3rd Qtr. 2004     2nd Qtr. 2004
                               -------------    -------------    -------------     -------------
Servicing Assets:
     Commercial                $     151,000    $     173,000    $     134,000     $     115,000
     Residential                      12,000           13,000           17,000            21,000
     Consumer                      1,730,000        1,339,000        1,085,000           741,000
                               -------------    -------------    -------------     -------------
     Total                     $   1,893,000    $   1,525,000    $   1,236,000     $     877,000
                               =============    =============    =============     =============
     Loan Balances
     Serviced for others       $ 120,898,000    $ 117,852,000    $ 109,226,000     $  97,177,000

Servicing assets represent the deferred servicing rights generated from sales of loans that are sold servicing retained, offset by the amortization and prepayments of loans serviced, as well as any impairment charges that may occur. Although the increases in servicing assets have not been a major factor in our overall asset growth, this area is expected to continue increasing with the anticipated future sales of consumer loans.

LIABILITIES. In the first three months of this year, our total deposit balances rose 2% from their year-end level, totaling $692 million at the end of the first quarter. Our checking and money market balances, however, declined $12 million from their 2004 year-end level, representing a departure from the trend observed over the last couple of years, in which growth of checking and money market balances accounted for the majority of all deposit growth.

While short-term interest rates remained at historically low levels, most investors viewed the rates offered on time deposits as unattractive. Consequently, these depositors often chose to keep their balances in money market accounts, which offer greater liquidity, typically in exchange for a modest trade-off in yield. With the increases in short-term interest rates over the last year now affecting the pricing of retail deposits, however, the rates paid on time deposits have become more attractive. Since rate increases for checking and money market products apply not only to newly opened accounts, but all existing balances as well, it is now more difficult to grow checking and money market balances without incurring substantial marginal expense. While the growth of checking and money market balances remains a priority and is an important part of our future funding strategy, at this point we believe the marginal cost that would be incurred to drive growth in these account types would outweigh the benefits of such a strategy.

The deposit growth, together with changes in other liabilities and our retained earnings, were nearly sufficient to fully support the quarter's asset growth. As a result, our utilization of FHLB advances, the preferred supplemental funding mechanism, remained virtually unchanged at $235 million as of March 31, 2005. This represented an increase of less than $1 million over the level as of the 2004 year-end. As of March 31, 2005, we had the authority to borrow up to a total of nearly $409 million in FHLB advances, subject to sufficient collateral to support those advances.

ASSET QUALITY
-------------

PROVISION AND RESERVE FOR LOAN LOSS

The provision for loan losses increased from $250,000 in the first quarter of last year to $400,000. The provision in the third and fourth quarters of 2004 were $525,000 and $350,000, respectively. The provision for loan losses reflects the amount deemed appropriate to produce an adequate reserve for loan losses inherent in the risk characteristics of the loan portfolio. In determining the appropriate reserve balance, we consider the amount and type of new loans added to the portfolio, our level of non-performing loans, the amount of loans charged off, and the economic conditions that we currently operate within.

The provision for the first quarter is largely due to the inherent risks identified in the portfolio. The loan portfolio (excluding loans held for sale
(LHFS)) grew $13 million in the quarter, or 6.4% annualized. Also affecting the level of reserve for loan losses are the net loan charge-offs, which were $211,000, up substantially compared to $71,000 for the same quarter last year. On a sequential quarterly basis the charge-offs totaled $206,000 in the previous quarter and $233,000 in the third quarter of 2004. Most of the charge-offs this quarter (67%) are related to our sales finance loan portfolio. This pattern of sales finance loans representing the largest category of charge-offs is generally consistent with the trends that we have experienced in prior years.

Sales finance loans only constitute 8% of the total loan portfolio; however, due to the characteristics of these loans, they comprise the bulk of our loan write-offs. Please see the section, "Sales Finance (Home Improvement) Loans" for a further discussion of this business line.

Our non-performing assets have fallen from $1,586,000 at March 31, 2004 to $957,000 at the end of the first quarter 2005. The current level of non-performing assets has also improved as compared to the year-end 2004 level of $1,007,000. The ratio of non-performing assets to total assets was 0.09% at March 31, 2005, which compares to 0.10% at year-end 2004 and 0.17% at March 31, 2004. Those ratios compare to 0.53% for FDIC insured institutions at December 31, 2004.*

* FDIC Quarterly Banking Profile, Fourth Quarter 2004

NON-PERFORMING ASSETS

Noted below is a summary of our exposure to non-performing loans and repossessed assets:

Three single-family residences, one in OR, one in ID, and one in WA. No anticipated loss       $  607,000
Thirty-two consumer loans. Full recovery anticipated from insurance claims                        238,000
Two business loans. No anticipated loss                                                            73,000
Three consumer loans. Possible loss of $34,000                                                     36,000
                                                                                               ----------
TOTAL NON-PERFORMING LOANS                                                                                    $  954,000
TOTAL REAL ESTATE OWNED AND REPOSSESSED ASSETS                                                                     3,000
                                                                                                              ----------
TOTAL NON-PERFORMING ASSETS                                                                                   $  957,000
                                                                                                              ==========

PORTFOLIO INFORMATION
---------------------

COMMERCIAL REAL ESTATE LOANS. The average loan size (excluding construction loans) in the Commercial Real Estate portfolio was $742,555 as of March 31, 2005, with an average loan-to-value ratio of 64%. At quarter-end, three of these commercial loans were delinquent for 30 days or more. Small individual investors or their limited liability companies and business owners typically own the properties securing these loans. The portfolio is split between residential use (multifamily or mobile home parks) and commercial use. At quarter-end, the breakdown was 45% residential and 55% commercial.

The loans in our commercial real estate portfolio are well diversified, secured by small retail shopping centers, office buildings, warehouses, mini-storage facilities, restaurants and gas stations, as well as other properties classified as general commercial use.

To diversify our risk and to continue serving our customers, we sell participation interests in some loans to other financial institutions. About 14% of commercial real estate loan balances originated by the Bank have been sold in this manner. We continue to service the customer's loan and are paid a servicing fee by the participant. Likewise, we occasionally buy an interest in loans originated by other lenders. About $15 million of the portfolio, or 4%, has been purchased in this manner.

SALES FINANCE (HOME IMPROVEMENT) LOANS. The level of loan production in the first quarter of 2005 was essentially the same as production in the first quarter of 2004. While production remained steady, portfolio growth has been negative because we are selling a greater percentage of the new production. Prepayment speeds continue to remain in a range of between 30% and 40%.

                                                          INSURED BALANCE (BANK
                      BANK PORTFOLIO       SERVICING          PORTFOLIO AND
                         BALANCE            BALANCE         SERVICING BALANCE)
--------------------------------------------------------------------------------
March 31, 2004         $63 million        $16 million          $32 million
June 30, 2004           67 million         22 million           39 million
September 30, 2004      68 million         31 million           45 million
December 31, 2004       69 million         37 million           48 million
March 31, 2005          67 million         44 million           50 million

During the first quarter 2005, the average new loan amount was $10,700. The current average remaining loan amount in the servicing portfolio is $9,300. Loans with principal balances representing 40% of the Bank's portfolio balance have credit insurance in place, and 33% (by balance) of the loans originated in the first quarter were insured.

Noted below is the charge-off table for the uninsured portfolio and the claims experience table for the insured portfolio:


                               UNINSURED PORTFOLIO
                                                   CHARGE-OFFS AS   PERCENT (%)
                          LOAN       NET CHARGE-    A PERCENT (%)   DELINQUENT
                         BALANCE        OFFS        OF PORTFOLIO      LOANS
--------------------------------------------------------------------------------
March 31, 2004        $40 million      $50,000        0.13%           0.81%
June 30, 2004          41 million      136,000        0.33%           0.51%
September 30, 2004     40 million       71,000        0.18%           0.75%
December 31, 2004      41 million      100,000        0.24%           0.66%
March 31, 2005         40 million      141,000        0.35%           0.62%

                                INSURED PORTFOLIO
                                                                 PERCENT (%) OF
                                                                   DELINQUENT
                                        CLAIMS AS A PERCENT          LOANS
                                           (%) OF INSURED            (FMSB
                         CLAIMS PAID           BALANCE             PORTFOLIO)
--------------------------------------------------------------------------------
March 31, 2004             $351,000             1.18%                1.93%
June 30, 2004               315,000               0.89%              1.51%
September 30, 2004          265,000             0.64%                2.11%
December 31, 2004           492,000             1.06%                2.58%
March 31, 2005              516,000             1.05%                2.75%

Our portfolio at March 31, 2005, totaled $67 million, of which $27 million was insured. The $40 million of uninsured loans with an average credit score of 729 has performed at a fairly consistent level in terms of loan losses as a percent of the portfolio over the last five quarters, ranging from 0.13% to 0.35% during that time. The significant change has occurred in the lower credit score (insured) portfolio, which has an average credit score of 668. Losses incurred in that portfolio are submitted to our credit insurer for reimbursement. The claims experience in the last 12 months has ranged between 0.64% (claims as a percent of insured balances) and 1.18%. The delinquency ratios on the insured portfolio have ranged between 1.51% and 2.75% over the last five quarters.

Our contract with the credit insurer provides them with a maximum exposure limit of 10% of the loan balances. Each year's loan production that is insured is treated as a separate portfolio in terms of the 10% limit. The first pool that was insured included loans closed between October 2002 and September 2003 and totaled $21.8 million, with a maximum loss that could be claimed of $2.2 million. The loans in that pool currently have a balance of $12.3 million, and we have a remaining lifetime loss credit of $760,000. Our loss credit balance is 6.2% of the remaining balance on the loans in the 2002/2003 policy year. The remaining lifetime loss credit in this first policy year has steadily declined from 9.2% in the second quarter of 2004 to 6.2% at the end of first quarter 2005. This indicates that claims are occurring faster than the pool's principal balance is paid down. Projecting from historical claims rates and current delinquency rates, the possibility exists that potential claims in this pool year could exceed the remaining $760,000 available to pay claims. Absent a renegotiated insurance policy with the current insurance company or a new policy with another insurance company, claims in excess of $760,000 would likely not be paid by the current insurance company. There are risks associated with the loss of coverage on this pool. The immediate risk would be related to those loans that are no longer eligible for reimbursement from the insurance carrier. Charge-offs on those loans still on the Bank's books would be charged against the Bank's reserve for loan losses. Charge-offs on loans sold to investors would be passed to those investors. The Bank is exploring alternative credit enhancements for this pool that would result in continued credit insurance for the loans in this policy year. There is also the risk that investors in this pool, and investors in future pools could react adversely to the lack of insurance coverage.

The 2003 pool (loans insured between October 2003 and September 2004) contained insured loans of $35 million and a maximum loss that could be claimed of $3.5 million. Our remaining insured balance is $25.6 million, and our remaining lifetime loss credit is $2.85 million (or 11.1% of the remaining balances). Through March 31, 2005, we have to date submitted $650,000 in claims against this pool. The delinquency rate on the loans from that policy year, after a year of normal seasoning, has ranged between 2.44% and 3.18%, which was the delinquency rate on March 31, 2005.

DEPOSIT INFORMATION
-------------------

The number of business checking accounts increased 26%, from 1,605 at March 31, 2004, to 2,021 as of March 31, 2005, a gain of 416 accounts. The deposit balances for those accounts grew 53%. Consumer checking accounts also increased from 5,967 in the first quarter of 2004 to 7,059 this year, an increase of 1,092 accounts, or 18%. Our total balances for consumer checking accounts rose 23%.

The following table shows the distribution of our deposits.

                             TIME                    MONEY MARKET       REGULAR
                           DEPOSITS     CHECKING       ACCOUNTS         SAVINGS
--------------------------------------------------------------------------------
March 31, 2004               64%          11%            23%               2%
June 30, 2004                65%          12%            22%               1%
September 30, 2004           63%          13%            23%               1%
December 31, 2004            61%          14%            24%               1%
March 31, 2005               64%          13%            22%               1%

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

     o INCOME PROPERTY LENDING - Income Property lending offers permanent and interim construction loans for multifamily housing (over four units), manufactured housing communities, commercial real estate properties, and spec single-family construction.

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

         CONSUMER LENDING
         ----------------

        First Quarter                         Return on           Earning
            Ended         Net Income            Equity             Assets
            -----         ----------            ------             ------
            2005          $ 386,000              18.2%         $ 110,145,000
            2004            368,000              18.4%            98,305,000
            2003            (75,000)             (6.1%)           71,452,000

Net income for the Consumer Lending segment totaled $386,000 for the first quarter of 2005, representing a 5% increase over the first quarter 2004 result. The segment's net interest income was little changed relative to the first quarter of last year, and growth in noninterest income was largely offset by additional noninterest expense.

The Consumer segment's earning assets totaled $110 million for the first quarter of 2005, representing an increase of 12% over the first quarter 2004 level. Asset growth for this segment has slowed over the last year as a result of sales of loans from our sales finance (home improvement) loan portfolio. Through 2002, the majority of these loans originated outside the Pacific Northwest were sold, rather than retained in our portfolio. In late 2002, however, the decision was made to retain a greater portion of these loans within the portfolio. This decision contributed significantly to the earning asset growth observed between 2002 and 2003. As loan production increased and the portfolio gained in size, it became necessary to manage that growth through quarterly loan sales. Consequently, we revised our position on selling these consumer loans in late summer 2003, with sales resuming in late 2003 and continuing through the present time, resulting in a deceleration in earning asset growth. In addition to the slowdown in earning asset growth, the Consumer Lending segment's interest income was impacted by the fixed-rate nature of the sales finance loans, which comprise most of the Segment's loan portfolio. The combination of a falling rate of asset growth and fixed-rate loans resulted in an interest income increase of only 11% as compared to the first quarter of 2004.

By comparison, interest expense rose over 34% relative to the first quarter of 2004, based on increases in both retail deposit and wholesale funding rates, as well as the cost of the additional funds required to support the growth in earning assets. Funding costs bank-wide had previously declined over the 2002 to 2004 timeframe as rates on our time deposits gradually repriced at lower levels after interest rates fell between 2001 and 2003. Near the end of 2004, however, the rates paid on our deposits began to trend upwards. This upward movement accelerated in the first quarter of 2005 as competition for deposits in our local market increased significantly, pushing time deposit rates substantially higher. These effects were then compounded as we observed balances moving from our lower cost checking and money market accounts to higher rate certificates.

The Consumer segment's net interest income increased approximately $32,000, or 2%, over the first quarter 2004 level. Following a $43,000 increase in the provision for loan loss, however, the segment's net interest income after provision declined $11,000, or slightly less than 1%, relative to the first quarter of 2004.

The segment's noninterest income rose 133% this year, an increase of $492,000, due to increased gains on sales of consumer loans and a significant increase in service fee income. For the first quarter of 2005, we realized gains of $501,000 on loan sales totaling $10.6 million. This far exceeded the $275,000 in gains realized on sales of $7.7 million in the first quarter of last year. Our current plan is to continue to sell approximately $6 million to $8 million in sales finance loans each quarter, although actual sales in any given quarter may fall above or below this range depending on a number of factors, to include the quarterly loan production and net portfolio growth.

Additionally, our income from servicing loans increased dramatically. Fees earned on the consumer loans serviced for others totaled $300,000 for the first quarter this year, a 12-fold increase over the first quarter of 2004. This increase in consumer loan service fees was attributable in large part to a change in estimates for the amortization period assumed for the underlying servicing asset.

Servicing assets are recorded when we sell loans from our portfolio to other investors, and continue to service those loans for the investors following the sale. To determine the fair value of the servicing assets, we utilize a valuation model that calculates the present value of future cash flows for the loans sold based on assumptions including market discount rates, anticipated prepayment speeds, estimated servicing cost per loan, and other relevant factors. These factors are subject to significant fluctuations, and the estimates used in the models are subject to review and revision based on actual experience and changes in expectations for the future. The calculated value of the servicing rights is then capitalized and amortized in proportion to, and over the period of, estimated future net servicing income.

Based on a review of our assumptions in the first quarter of 2005, we determined that the amortization period for the servicing rights on our consumer loan servicing portfolio was significantly shorter than the term over which these loans would be expected to provide net servicing income. Consequently, we revised the amortization period such that the average life of the amortization schedule would correspond with the average life we are currently observing for the underlying loan portfolio.

Any projection of servicing asset amortization in future periods is limited by the conditions that existed at the time the calculations were performed, and may not be indicative of actual amortization expense that will be recorded in future periods.

In addition to the effects of this change in estimates, the income received for servicing consumer loans has grown as a result of the increased level of sales finance loan sales over the last several quarters, and corresponding growth in our portfolio of consumer loans serviced for others. The fees earned on the portfolio of sales finance loans sold and serviced are expected to continue to grow, though at a decreasing rate, as additional loans are sold each quarter to manage the size of the sales finance loan portfolio.

Noninterest expense for the Consumer Lending segment increased $453,000, or 38%, attributable primarily to higher credit insurance premium expense on the insured part of our sales finance portfolio, though increases in administrative and other allocated costs also contributed to the increase.

The insurance premium expense pertains to a credit insurance policy, which insures us against default risk on loans to borrowers with credit scores below 720, and has risen as our portfolio of insured loans has increased in size. Our insurance contract contains a variable premium that ranges between a low of 0.60% and a ceiling of 2.70% (as an annualized percentage of the outstanding insured balances). We expect a premium of 2.70%, though the final premium will be determined at a later date based on our actual loan loss history. There is the possibility that our loss experience in the future will be more favorable, in which case we could receive a rebate on premiums paid. However, based on our loss experience to this point in time, we are not optimistic about any future rebates.

Among other noninterest expense categories, administrative and support costs allocated to this segment increased relative to the prior year. Included in these allocated costs are expenses related to our Consumer Loan Administration and Asset Management departments. The Consumer Loan Administration and Asset Management expenses allocated to this segment have risen based on the increased efforts required to manage the growing sales finance portfolio, including those loans serviced for others.

         RESIDENTIAL LENDING
         -------------------

        First Quarter                         Return on           Earning
            Ended         Net Income            Equity             Assets
            -----         ----------            ------             ------
            2005          $ 747,000              24.0%         $ 305,276,000
            2004            635,000              25.8%           245,542,000
            2003            445,000              28.5%           166,494,000

Net income for the Residential Lending segment totaled $747,000 for the first quarter of 2005, representing an 18% increase over the first quarter of 2004. As was the case last year, the increase in net income was a result of substantial growth in earning assets and net interest income, which was partly offset by rising operating expenses.

Earning assets for the Residential segment totaled $305 million for the first quarter of 2005, a 24% increase over the first quarter last year. With these additional assets, interest income earned on the portfolio totaled $4.5 million, a 27% increase over the first quarter of 2004. Interest expense, however, rose 36% from the first quarter of last year due to the rising funding rates described above and the cost of the additional funds required to support the earning asset growth. The increase in funding costs, combined with a $26,000 increase in the provision for loan losses, reduced the overall increase in the Residential segment's net interest income after the provision to 20% over the first quarter of 2004.

The Residential Lending segment's noninterest income increased $41,000, or 24%, relative to the first quarter of 2004, based largely on higher loan fees, specifically prepayment fees. In recent quarters, short-term interest rates have risen, while longer-term interest rates, such as the 10-year U.S. Treasury rate, which are more indicative of mortgage rates, have tended to move within a range without any discernible upward or downward tendency. Combined, these movements have resulted in a flattening of the yield curve. We believe that this flattening, and expectations that rates could move upwards in the foreseeable future, have contributed to the higher level of loan payoffs and prepayment fees observed over the last several quarters. As this flattening of the yield curve reduces the rate differential between short- and long-term financing costs, the financial incentive for borrowers to use shorter-term, adjustable-rate financing rather than longer-term, fixed-rate loans diminishes. This, in turn, provides borrowers with short-term or adjustable-rate loans with an incentive to refinance with long-term fixed rates. Given the uncertainties in interest rates and borrower expectations, we do not know if the higher level of prepayment fees is likely to continue.

For the first quarter of 2005, the Residential Lending segment's noninterest expense increased 22%, or $304,000, relative to the same period in 2004, largely attributable to rising administrative and other allocated costs. The administrative costs include both expenses for general corporate activities, which are allocated to all the business segments, as well as loan servicing and administration costs attributable to the Residential Lending segment's originations and portfolio management. Other allocated expenses included expenses incurred at the banking centers and allocated to the Residential Lending segment. These allocations have increased with the growth of the Residential segment.

         BUSINESS BANKING LENDING
         ------------------------

        First Quarter                         Return on           Earning
            Ended         Net Income            Equity             Assets
            -----         ----------            ------             ------
            2005          $ (55,000)            (2.3%)         $ 123,543,000
            2004            (37,000)            (1.9%)            96,215,000
            2003             14,000              0.9%             86,685,000

Our Business Banking segment's net income declined $18,000 to a net loss of $55,000 for the first quarter of 2005, as increasing net interest income was more than offset by additional operating expenses. These results were similar to those observed in 2004, both for the first quarter and fiscal year.

The Business Banking segment is one of the newer business lines in which we have invested, and continue to invest our resources with the eventual goal of achieving our targeted 15% ROE and consistent year-over-year earnings growth. At this time, these results have not yet been achieved, nor do we anticipate reaching these goals in 2005. We continue to invest in this segment, however, based upon its ability to attract low-cost core deposits, which help reduce our overall cost of funds, the diversification it brings to our portfolio of earning assets, and the potential it offers for generating longer-term relationship-banking opportunities and additional sources of noninterest income.

For the first three months of 2005, the Business Banking segment's net interest income after provision for loan losses rose $446,000, or 47%, as interest income and expense each rose 49% from the first quarter of 2004. This represented the most significant net interest income increase for any of the four business segments. Like the Consumer and Residential segments, the Business Banking segment succeeded in building incremental assets over the first quarter of last year, with earning assets totaling $124 million for the first quarter of 2005, representing an increase of 28% compared to the first quarter of 2004.

Also contributing to the increase in interest income is the prevalence of prime-based loans in the business banking portfolio. Most of the adjustable-rate loans in our portfolio reprice according to contractually defined schedules, most commonly on an annual basis. The rates on prime-based loans, on the other hand, typically adjust in response to any change in the prime rate. Consequently, these loans reprice within days of any change to the index, rather than at a specified reset date potentially months into the future, and may reprice on several occasions over the course of the year, as has been the case over the last 12 months.

The Business Banking segment's noninterest income rose 16% for the quarter, totaling $103,000. In addition to the earning asset growth illustrated above, the Business Banking segment has been very successful in growing its deposit base, measured by both total deposit balances as well as the number of open accounts. This deposit growth contributed greatly to the improvement in noninterest income. Also contributing was an increase in the First Mutual Center rental income allocated to this segment relative to the first quarter of last year.

The additional net interest and noninterest income, however, were more than offset by $488,000 in additional noninterest expense relative to the first quarter of the prior year. This 44% increase in noninterest expense was largely attributable to increases in compensation expense, particularly loan officer commissions, as well as expenses from our retail banking centers allocated to the Business Banking segment. The additional compensation expense was due to a return to a normal level of incentive compensation this year, compared to a below-average level of expense in the first quarter of 2004. The expenses from our retail banking centers allocated to the Business Banking segment have increased largely as a result of the strong growth of our business checking and other commercial deposit accounts, costs for which are allocated to the Business Banking segment.

         INCOME PROPERTY LENDING
         -----------------------

        First Quarter                         Return on           Earning
            Ended         Net Income            Equity             Assets
            -----         ----------            ------             ------
            2005         $ 1,506,000             19.9%         $ 439,124,000
            2004           1,349,000             18.9%           432,301,000
            2003           1,703,000             24.0%           439,029,000

For the first three months of 2005, the Income Property segment's net income rose 12% from its first quarter 2004 level based on additional net interest income and a modest reduction in operating expenses, which were partially offset by a decline in noninterest income.

While the Income Property segment, one of our established business lines, has traditionally met its ROE goal of at least 15%, it has had more difficulty in accomplishing its objective of consistent earnings growth in recent years. Interest income for this segment has declined steadily between 2002 and 2004, as the yields earned on its portfolio of predominantly adjustable-rate multifamily and commercial real estate loans has gradually fallen in response to historically low short-term indices used to establish rates on the loans. For the first quarter of 2005, the segment achieved 12% year-over-year net income growth as asset yields began rising. While we are encouraged by this result, we believe it premature at this point in time to consider this a trend to be continued through the remainder of the year.

For the quarter, the Income Property segment's net interest income after provision for loan loss rose $291,000, or 8%, relative to the first quarter of 2004, based on an 11% increase in interest income and offsetting 16% increase in expense. Unlike the other segments, the Income Property segment has not benefited from double-digit year-over-year growth in average earning assets, instead growing less than 2% relative to the first quarter of last year. This earning asset growth includes the effect of securities purchases made during this timeframe, and particularly during the second quarter of 2004, when we significantly increased the size of our securities portfolio. As noted earlier, prior to 2004 our investment securities activities were contained within their own business segment. Beginning in 2004, however, our segments were revised and the assets, income, and expenses associated with our securities activities were allocated to the new segments based upon their asset size. As our largest business segment, Income Property is the recipient of the largest allocations of our investment securities operations. Were it not for these allocations and the substantial securities balances acquired in the second quarter of 2004, this segment would not have achieved the asset growth noted above.

The Income Property segment's noninterest income declined significantly compared to the first quarter of last year, falling 28%, or $75,000. Part of this reduction was attributable to a decrease in our gains on securities sales. As previously noted, the income associated with our securities activities, including gains on sales, is allocated to the four business segments based upon their asset size. In the first three months of 2004, gains on investment sales totaled $71,000. By comparison, we had no investment sales in the first quarter of 2005. As the Income Property segment accounted for nearly half of all earning assets in 2004, it was the recipient of the largest allocation of these gains. Also contributing to the decline was a reduction in the First Mutual Center rental income allocated to this segment relative to the first quarter of last year.

In contrast to the other business segments, noninterest expense for the Income Property segment declined by slightly more than 1% compared to the first quarter of 2004. Relative to the first quarter of 2004, the asset growth exhibited by the other business lines was not observed with the Income Property segment. Instead, the Income Property segment remained relatively static as the other business lines grew their operations and became larger components of our overall asset mix. Consequently, for a number of different expenses that we allocate out to the business segments, such as banking center and administrative costs, the percentages allocated to other business lines increased with their activity and asset balances, and reduced the percentage allocated to the Income Property segment relative to the first quarter of last year.

For the remainder of 2005, we expect to see the Income Property segment's noninterest expenses increase relative to the levels for the same periods in 2004. This expectation is based on recent investment in the business line and, ultimately, expected growth in the segment's loan portfolio. In recent months, we successfully recruited experienced lending officers to replace personnel that left the Bank over the course of 2004. Additionally, in April 2005, we hired a new manager for this business line. This hiring will allow a senior level officer, who previously divided his time between loan production and managing the segment, to focus entirely on loan production and growing the segment's earning assets. We anticipate that these changes will result in higher noninterest expense for the segment going forward due to both the higher direct expenses incurred as a result of the staffing changes as well as increases in the banking center and other costs allocated to the segment as production ramps up and earning asset growth increases.

LIQUIDITY
---------

Our primary sources of liquidity are loan and security sales and repayments, deposits, and wholesale funds. A secondary source of liquidity is cash from operations, which, though not a significant source of liquidity, is a consistent source based upon the quality of our earnings. Our principal uses of liquidity are the origination and acquisition of loans and securities. Liquidity is also used to purchase facilities and equipment.

During the first quarter of 2005, we originated $118 million in loans and purchased $6 million in securities.

                                                  Quarter       Quarter
                                                   Ended         Ended
                                                 March 31,     March 31,
        (Dollars in 000s)                          2005          2004
                                               -------------------------
Loan Originations (disbursed balance)          $  118,000     $  102,000
Security Purchases                                  6,000         10,000
Draws on Lines of Credit                           (8,000)         4,000
                                               -------------------------
Total Originations and Purchases                  116,000        116,000

Loan and Security Repayments                   $   83,000     $   47,000
Sales of Securities                                     0          2,000
Sales of Loans                                     18,000         27,000
                                               -------------------------
Total Repayments and Sales                        101,000         76,000

Net Difference                                 $   15,000     $   40,000
                                               =========================

Loan and security sales and repayments, our primary sources of funding, are heavily influenced by trends in mortgage rates. When rates trend downward, our prepayment speeds typically increase as borrowers refinance their loans at lower interest rates. Conversely, as rates move upwards, prepayments will generally tend to slow, as fewer borrowers will have a financial incentive to refinance their loans. The loan portfolio, excluding loans sold into the secondary market and spec construction loans, experienced an annualized prepayment rate of 29% in the first quarter of 2005, compared to 26% and 32% for the first quarter and fiscal year 2004.

Movements in rates and the resulting shape of the yield curve have likely contributed to the sustained high prepayment levels. As short-term rates continued to rise in the third and fourth quarters of 2004, longer-term rates declined in the third quarter, then tended to move within a fairly narrow range in the fourth quarter, with no discernible upward or downward tendency. This increase in short-term rates and decline in longer-term rates resulted in a flattening of the yield curve, which continued into the first quarter of 2005. With this flattening, the rate differential between short- and long-term financing diminished, thus reducing the financial incentive for borrowers to use shorter-term, adjustable-rate financing rather than longer-term, fixed-rate loans. This, in turn, provides borrowers with short-term or adjustable-rate loans with an incentive to refinance with long-term fixed rates. We believe this situation contributed to the acceleration in prepayments observed in the second half of 2004 and sustained high prepayment rates observed in the first quarter of 2005.

Our preferred method of funding the net difference between originations/purchases and repayments/sales is with deposits. To the extent that deposit growth is insufficient to fully fund the difference, we may rely on wholesale funding sources including, but not limited to FHLB advances, brokered time deposits, and reverse repurchase agreements. During the first quarters of 2004 and 2005, growth in funds from deposits and FHLB borrowings were as follows:

                                                  Quarter       Quarter
                                                   Ended         Ended
                                                 March 31,     March 31,
        (Dollars in 000s)                          2005          2004
                                               -------------------------
Deposits                                       $   16,000     $   21,000
FHLB Advances                                       1,000         31,000
                                               -------------------------
Total                                          $   17,000     $   52,000
                                               =========================

The inflow of deposits varies from period to period, and our ability to raise liquidity from this source is dependent on our effectiveness in competing with other financial institutions in our local market. That competition tends to focus on rate and service. Although we control the quality of service that we provide, we have no control over the prevailing rates in our marketplace.

Our other major source of liquidity is wholesale funds, which include borrowings from the FHLB, brokered deposits, reverse repurchase agreements, and a revolving line of credit at the Company level. We rely significantly upon these wholesale funds as sources of liquidity, as doing so allows us to avoid maintaining balances of lower-yielding liquid assets for liquidity requirements.

Our most utilized wholesale funding source is FHLB advances, which totaled $235 million at March 31, 2005 and $234 million at December 31, 2004. Our credit line with the FHLB is reviewed annually, and our maximum allowable borrowing level is currently set at 40% of assets. As a percentage of period-ending assets, our FHLB borrowings totaled 23% at both March 31, 2005 and the 2004 year-end. Potential risks associated with this funding source include the reduction or non-renewal of the line and insufficient collateral to utilize the line. We try to mitigate the risk of non-renewal of the line by maintaining the credit quality of our loans and securities and attending to the quality and consistency of our earnings.

The risk of insufficient collateral to fully utilize the line is a more strategic concern. Our long-term goal is to increase the relative level of our business banking loan portfolio. As a general rule, these loans are not considered eligible for collateral. Construction loans and many types of consumer and commercial real estate loans are also not considered eligible for collateral. The two principal sources of collateral are single-family residential and multifamily loans. As we continue to evolve towards a community bank, we are likely to reduce these sources of FHLB collateral relative to our total asset base. We presently have sufficient collateral to meet our anticipated 2005 funding needs; however, the long-term trend is an item of continuing management attention.

Brokered deposits, which are included in the deposit totals, amounted to $40 million at the 2004 year-end and $36 million as of March 31, 2005. Internal policies limit our total usage of these deposits to no more than 10% of all deposits, and we do not have plans at this time to substantially increase our use of these deposits.

Reverse repurchase lines are lines of credit collateralized by securities. We have lines totaling $60 million, of which the full amount is currently available. There was no usage of these lines in the previous three years. The risks attendant with these lines are the withdrawal of the line based on the credit standing of the Bank or the potential lack of sufficient collateral to support the lines.

An additional source of liquidity has been our cash from operations, which, though not a significant source of liquidity, is a consistent source, based upon the quality of our earnings. On a very limited basis it can be viewed as cash from operations adjusted for items such as the provision for loan loss and depreciation. See the "Consolidated Statements of Cash Flows" in the financial statements section of this filing for a calculation of net cash provided by operating activities.

In addition to using liquidity to fund loans and securities, we routinely invest in facilities and equipment. In the first quarter of 2005, we invested $1.9 million in these assets, up from $505,000 in the first quarter of 2004.

PLANNED EXPENDITURES FOR PLANT AND EQUIPMENT
--------------------------------------------

In 2004 we completed the interior remodel of one banking center and began the construction of an entire new facility for another existing banking center. We continued this process in 2005 with the remodeling of two additional banking centers. Once those are complete, we do not anticipate the need for any further banking center remodels. In 2004 we also completed two land acquisitions, one in West Seattle for $1,000,000 and one in Canyon Park for $1,038,000. We anticipate construction of our new West Seattle banking center to begin in second quarter, 2005. It is possible that construction on our Canyon Park banking center can begin as early as fourth quarter, 2005. In 2004 we also began a maintenance and upgrade plan for our seven-story corporate headquarters, and we anticipate that these plans will be completed by fourth quarter, 2005. We estimate that the expenditures in the next three quarters will range from $5.0 million to $6.0 million depending on what projects are initiated this year and the extent to which the existing facilities are remodeled.

We review the utilization of our properties on a regular basis and believe that we have adequate facilities for current operations. We may open new banking centers from time-to-time, depending on the availability of capital resources and the locations potential for growth and profitability.

We regularly analyze demographic and geographic data as well as information regarding our competitors and our current loan and deposit customers in order to locate potential future Bank sites.

CAPITAL
-------

The FDIC's statutory framework for capital requirements establishes five categories of capital strength, ranging from a high of well capitalized to a low of critically under-capitalized. An institution's category depends upon its capital level in relation to relevant capital measures, including a risk-based capital measure, a leverage capital measure, and certain other factors. At March 31, 2005, we exceeded the capital levels required to meet the definition of a well-capitalized institution:

                                                                                Minimum to be Categorized
                                                                               as "Well Capitalized" Under
                                                        Minimum for Capital     Prompt Corrective Action
                                             Actual      Adequacy Purposes              Provisions
                                             ------      -----------------              ----------
Total capital (to risk-weighted assets):
    First Mutual Bancshares, Inc.             11.98%            8.00%                      N/A
    First Mutual Bank                         11.68             8.00                       10.00
Tier I capital (to risk-weighted assets):
    First Mutual Bancshares, Inc.             10.73             4.00                       N/A
    First Mutual Bank                         10.43             4.00                        6.00

Tier I capital (to average assets):
    First Mutual Bancshares, Inc.              7.40             4.00                       N/A
    First Mutual Bank                          7.32             4.00                       5.00

ITEM 3.           Quantitative and Qualitative Disclosures About Market Risk

Market risk is defined as the sensitivity of income and capital to changes in interest rates, and other relevant market rates or prices. Our profitability is largely dependent on our net interest income. Consequently, our primary exposure to market risk arises from the interest rate risk inherent in our lending, mortgage banking, deposit, and borrowing activities. Interest rate risk is the risk to earnings or capital resulting from adverse movements in interest rates. To that end, we actively monitor and manage our exposure to interest rate risk.

A number of measures are utilized to monitor and manage interest rate risk, including net interest income and economic value of equity simulation models, as well as traditional "gap" models. We prepare these models on a monthly basis for review by our Asset Liability Committee (ALCO), senior management, and Board of Directors. The use of these models requires us to formulate and apply assumptions to various balance sheet items. Assumptions regarding interest rate risk are inherent in all financial institutions, and may include, but are not limited to, prepayment speeds on loans and mortgage-backed securities, cash flows and maturities of financial instruments held for purposes other than trading, changes in market conditions, loan volumes and pricing, deposit sensitivities, consumer preferences, and management's capital leverage plans. We believe that the data and assumptions used for our models are reasonable representations of our portfolio and possible outcomes under the various interest rate scenarios. Nonetheless, these assumptions are inherently uncertain; therefore, the models cannot precisely estimate net interest income or predict the impact of higher or lower interest rates on net interest income. Actual results may differ significantly from simulated results due to timing, magnitude, and frequency of interest rate changes, and changes in market conditions and specific strategies, among other factors.

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

Asset and liability management is the responsibility of the Asset Liability Committee, which acts within policy directives established by the Board of Directors. This committee meets regularly to monitor the composition of the balance sheet, to assess projected earnings trends, and to formulate strategies consistent with the objectives for liquidity, interest rate risk, and capital adequacy. The objective of asset/liability management is to maximize long-term shareholder returns by optimizing net interest income within the constraints of credit quality, interest rate risk policies, levels of capital leverage, and adequate liquidity. Assets and liabilities are managed by matching maturities and repricing characteristics in a systematic manner.

HEDGING TECHNIQUES

We review interest rate trends on a monthly basis and employ hedging techniques where appropriate. These techniques may include financial futures, options on financial futures, interest rate caps and floors, interest rate swaps, and extended commitments on future lending activities. Typically, the extent of our off-balance-sheet derivative agreements has been the use of forward loan commitments, which are used to hedge our loans held-for-sale. Additionally, in 2002 we entered into an interest rate swap with the FHLB. The purpose of the swap is to protect against potential adverse interest rate volatility that could be realized from the Trust Preferred Securities (TPS) issued in June 2002. The swap accomplished this by fixing the interest rate payable for the first five years of the TPS' life.

          NET INTEREST INCOME (NII) AND ECONOMIC VALUE OF EQUITY (EVE)
                            SIMULATION MODEL RESULTS

                                 March 31, 2005                       December 31, 2004
                               Percentage Change                      Percentage Change
Change in             ----------------------------------------------------------------------------
Interest Rates          Net Interest      Economic Value       Net Interest       Economic Value
(in basis points)          Income            of Equity            Income             of Equity
-------------------   -----------------   ----------------    ----------------    ----------------
     +200                  0.66%              (2.68%)              0.89%              (2.51%)
     +100                   n/a               (0.56%)               n/a               (0.40%)
     -100                 (0.99%)             (1.36%)             (1.26%)             (1.26%)
     -200                    *                   *                   *                   *

* Because a large percentage of our loan portfolio is tied to indexes that were at very low levels as of December 31, 2004 and March 31, 2005, the downward 200 bps scenario was not computed.

NET INTEREST INCOME SIMULATION

The results of our income simulation model constructed using data as of March 31, 2005 indicate that our net interest income is projected to increase by 0.66% from its "base case" level in an environment where interest rates gradually increase by 200 bps over a 12-month period, and to decline 0.99% from the "base case" in a scenario in which rates fall 100 bps. The magnitude of these changes suggest that there is little sensitivity in net interest income from the "base case" level over a 12-month horizon, with relatively consistent net interest income in all three scenarios.

These changes indicated by the simulation model represent variances from a "base case" scenario, which is our forecast of net interest income assuming interest rates remain unchanged from their current levels and that zero balance sheet growth occurs over the forecasted timeframe. The base model will, however, illustrate the future effects of rate changes that have already occurred but have not yet flowed through to all the assets and liabilities on our balance sheet. These changes will either increase or decrease net interest income, depending on the timing and magnitudes of those changes.

The current forecast of a decline in the margin in the second quarter of 2005 represents an implication of the "base case" scenario. As a result of recent movement in retail deposit rates and resulting changes observed in customer deposit preferences, as well as the change in the slope of the yield curve, the "base case" forecast suggests that the net interest income margin will decline from its first quarter level. The rising and falling rate ramp scenarios, on the other hand, indicate that if the slope of the yield curve remains the same, and customer loan and deposit preferences do not further change in response to additional parallel movements of the yield curve, then a further 200 basis point increase in rates will not significantly degrade net interest income from what is presently expected in the base case. In the event the simulation model indicated that the increase or decrease in interest rates over the following 12 months would adversely affect our net interest income over the same period by more than 10% relative to the "base case" scenario, we would consider the indicated risk to have exceeded our internal policy limit.

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

ECONOMIC VALUE OF EQUITY (EVE) SIMULATION

The EVE analysis goes beyond simulating earnings for a specified period to estimating the present value of all financial instruments in our portfolio and then analyzing how the economic value of the portfolio would be affected by various alternative interest rate scenarios. The portfolio's economic value is calculated by generating principal and interest cash flows for the entire life of all assets and liabilities, then discounting these cash flows back to their present values. The assumed discount rate used for each projected cash flow is based on a current market rate, such as a LIBOR, FHLB, or swap curve rate, and from alternative instruments of comparable risk and duration. In the event the simulation model demonstrates that a 200 basis point increase or 100 basis point (200 basis point when applicable) decrease in rates would adversely affect our EVE by more than 25%, we consider the indicated risk to have exceeded our internal policy limit. Again, as illustrated in the above results, we are operating within the 25% internal policy limit in all scenarios.

In the simulated 200 bps upward shift of the yield curve, the discount rates used to calculate the present values of assets and liabilities will increase, causing the present values of both assets and liabilities to fall, with more prominent effects on longer-term, fixed-rate instruments. Additionally, when interest rates rise, the cash flows on our assets will typically decelerate as borrowers become less likely to prepay their loans. As the cash flows on these assets are shifted further into the future, their present values are further reduced. Our EVE simulation model results as of March 31, 2005 indicate that our assets and liabilities would be expected to exhibit nearly identical sensitivity to the effects of rising rates, with the economic value of assets declining by an estimated 2.64%, and liabilities within rounding error of the same number.

Given, however, that the economic value of assets exceeds that of liabilities and that the sensitivity of assets was slightly higher than that of liabilities, the reduction in the asset value was greater than the impact on liabilities. Consequently, the economic value of our equity was negatively impacted in this scenario, declining 2.68%.

The opposite occurs when rates decline, as the discount rates used to calculate the present values of assets and liabilities will decrease, causing the present values of both assets and liabilities to rise. The EVE is expected to be positively impacted in this scenario. Counteracting this effect, however, is the tendency of cash flows to accelerate in a falling rate scenario, as borrowers refinance their existing loans at lower interest rates. These loan prepayments prevent the present values of these assets from increasing in a declining rate scenario, illustrating an effect referred to as negative convexity. Taking this negative convexity into account, the simulation results indicated a negative impact to EVE in the falling rate scenario as well. In this case, the economic values of both assets and liabilities at March 31, 2005 were positively impacted when rates were assumed to fall by 100 bps, assets by 1.12% and liabilities by 1.43%. In contrast to the rising rate scenario described above, in this instance the impact of the 1.43% increase in the economic value of liabilities exceeded that of the 1.12% increase in the economic value of assets. As a result, with the value of liabilities rising more than asset values, our economic value of equity was negatively impacted in this scenario as well, declining 1.36%.

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

GAP MODEL

In addition to the above simulation models, an interest "gap" analysis is used to measure the matching of our assets and liabilities and exposure to changes in interest rates. This model, which represents a traditional view of interest rate sensitivity, quantifies the mismatch between assets maturing, repricing, or prepaying within a period, and liabilities maturing or repricing within the same period. A gap is considered positive when the amount of interest-rate-sensitive assets exceeds the amount of interest-rate-sensitive liabilities within a given period. A gap is considered negative in the reverse situation.

Certain shortcomings are inherent in gap analysis. For example, some assets and liabilities may have similar maturities or repricing characteristics, but they may react differently to changes in interest rates. This illustrates a facet of interest rate exposure referred to as "basis risk." Additionally, assets such as adjustable-rate mortgage loans may have features that limit the effect that changes in interest rates have on the asset in the short term and/or over the life of the loan, for example a limit on the amount by which the interest rate on the loan is allowed to adjust each year. This illustrates another area of interest rate exposure referred to as "option risk." Due to the limitations of the gap analysis, these features are not taken into consideration. Additionally, in the event of a change in interest rates, prepayment and early withdrawal penalties could deviate significantly from those assumed in the gap calculation. As a result, we utilize the gap report as a complement to our income simulation and economic value of equity models.

Our 12-month interest rate sensitivity gap, expressed as a percentage of assets, fell from 2.6% at December 31, 2004 to 0.4% at the end of the first quarter. These results indicate that we remain asset sensitive, or positively gapped, with more assets than liabilities expected to mature, reprice, or prepay within the next year, though less so than at year-end. The gap report has implied an asset sensitive position for a number of quarters, dating back to September 2001.

                     ONE-YEAR INTEREST RATE SENSITIVITY GAP
                                (DOLLARS IN 000S)

                                                                        March 31, 2005    December 31, 2004
                                                                        --------------      --------------
One-Year Repricing/Maturing Assets                                      $      675,870      $      665,665
One-Year Repricing/Maturing Liabilities                                        671,856             639,430
                                                                        --------------      --------------

One-Year Gap                                                            $        4,014      $       26,235
                                                                        ==============      ==============

Total Assets                                                            $    1,021,903      $    1,012,783
                                                                        ==============      ==============
(Dec. 31, 2004 figure includes a $9 million off-balance-sheet item)

                                                                        --------------      --------------
One-Year Interest Rate Gap as a Percentage of Assets                               0.4%                2.6%
                                                                        ==============      ==============

The significant factors contributing to the reduction in our 12-month gap ratio since the year-end have been the continued popularity of our 15-month "bump" time deposit with our customers, and the rolling of existing time deposits and FHLB advances from expected terms to maturity or repricing of more than 12 months to within the 12-month timeframe.

Through the first quarter of 2005, our 15-month "bump" time deposit remained a popular option with our deposit customers, as balances in this product increased from $61 million at December 31, 2004 to $86 million at March 31, 2005. While these time deposits are issued with a 15-month term to maturity, the depositor is granted an option to reprice the time deposit to the prevailing 15-month certificate rate on one occasion at any time during those 15 months. For the purposes of the gap report we assume that the majority of depositors will reprice their time deposits within one year of issue. Consequently, the majority of these time deposits are considered to be less than one-year instruments for gap purposes.

Also contributing significantly to the reduction in our gap ratio was the rolling of existing time deposits and FHLB advances from expected terms to maturity or repricing of more than 12 months to within the 12-month timeframe. While total FHLB advances were little changed from the December 31, 2004 year-end, the volume of advances scheduled to mature or reprice within the following 12 months increased $27 million between the year-end and the end of the first quarter. A similar situation was observed with some of our time deposit products, as the balances of outstanding 13- and 24-month time deposits scheduled to mature within the next 12 months increased relative to the year-end levels.

A change in modeling procedure impacted the total asset base used for the gap ratio calculation by $9 million. As previously noted, in 2002 we entered into an interest rate swap agreement to fix the interest rate on our first trust preferred security issue for a period of five years. As of the December 2004 year-end, we classified the TPS as a variable-rate liability, offset by the asset side of the swap, under which the Bank receives payments tied to the same quarterly adjustable rate as the TPS issue. The other side of the swap, under which the Bank makes payments based on a fixed interest rate, was applied to the liability side of the gap report based on the remaining life of the swap. For the March 31, 2005 model, the fixed-payment side of the swap, formerly a

$9 million liability, was moved to the asset side as a $9 million contra-asset. As a result of this modification, our asset base for gap purposes now corresponds to the level of total assets reflected on our financial statements, rather than exceeding that amount by the $9 million notional principal of the swap.

The greater increase of liabilities maturing or repricing in the next 12 months versus assets resulted in a net $22 million reduction in our dollar gap. This gap ratio was further reduced by the overall growth in the balance sheet during the period, which increased approximately $9 million, net of the $9 million impact for the modeling change for our off-balance-sheet interest rate swap. The combined effect of these two factors led to the decline in the one-year gap ratio from 2.6% to 0.4% of total assets.

SECURITIES

                                     ITEM 3
                                     ------

The following table sets forth certain information regarding carrying values and percentage of total carrying values of the Bank's consolidated portfolio of securities classified as available-for-sale and held-to-maturity (dollars in thousands).

                                                                          March 31,
                                                  ---------------------------------------------------------
                                                              2005                          2004
                                                  ---------------------------   ---------------------------
                                                    Carrying      Percent of      Carrying      Percent of
Available-for-Sale:                                   Value          Total          Value          Total
-------------------                               ---------------------------   ---------------------------
  US Government Treasury and agency obligations     $ 17,723          14%         $ 11,219          13%
  Mortgage backed securities:
       Freddie Mac                                    18,184          15%           15,370          18%
       Ginnie Mae                                     51,891          42%           13,159          16%
       Fannie Mae                                     36,551          29%           44,965          53%
                                                  ---------------------------   ---------------------------
  Total mortgage-backed securities                   106,626          86%           73,494          87%

  ---------------------------------------------------------------------------   ---------------------------
  Total securities available-for-sale               $124,349         100%         $ 84,713         100%
  ---------------------------------------------------------------------------   ---------------------------



                                                                          March 31,
                                                  ---------------------------------------------------------
                                                              2005                          2004
                                                  ---------------------------   ---------------------------
                                                    Carrying      Percent of      Carrying      Percent of
Held-to-Maturity:                                     Value          Total          Value          Total
-----------------                                 ---------------------------   ---------------------------

  Municipal Bonds                                    $ 1,203          14%          $ 1,281          15%
  Mortgage backed securities:
       Freddie Mac                                       487           6%              508           6%
       Fannie Mae                                      6,597          80%            6,481          79%
                                                  ---------------------------   ---------------------------
  Total mortgage-backed securities                     7,084          86%            6,989          85%

  ---------------------------------------------------------------------------   ---------------------------
  Total securities held-to-maturity                  $ 8,287         100%          $ 8,270         100%
  ---------------------------------------------------------------------------   ---------------------------

  ------------------------------------------------------------                  ------------
  Estimated Market Value                             $ 8,339                       $ 8,438
  ------------------------------------------------------------                  ------------

                                     ITEM 3A

The following table shows the maturity or period to repricing of the Bank's consolidated portfolio of securities available-for-sale and held-to-maturity (dollars in thousands):

                                                               Available-for-sale at March 31, 2005
                                       -------------------------------------------------------------------------------------
                                                                 Over One to         Over Three to          Over Five to
                                        One Year or Less         Three Years           Five Years             Ten Years
                                       -------------------------------------------------------------------------------------
                                                  Weighted              Weighted              Weighted              Weighted
                                       Carrying   Average    Carrying   Average    Carrying   Average    Carrying   Average
                                        Value      Yield      Value      Yield      Value      Yield      Value      Yield
                                       -------------------------------------------------------------------------------------
Available-for-Sale:

US Government Treasury and agency
  obligations                          $  6,936    1.88%     $    --     0.00%     $  5,882    4.08%     $    --     0.00%
Mortgage backed securities:
     Ginnie Mae                             --     0.00%       42,084    4.09%        9,806    4.00%          --     0.00%
     Freddie Mac                            295    4.10%          --     0.00%        2,403    4.18%        7,554    4.04%
     Fannie Mae                             517    4.47%          --     0.00%          835    5.50%        4,251    4.13%
                                       ------------------------------------------------------------------------------------
Total mortgage-backed securities            812    4.34%       42,084    4.09%       13,044    4.13%       11,805    4.07%

                                       ------------------------------------------------------------------------------------
Total securities available-for-sale
  -- Carrying Value                    $  7,748    2.13%     $ 42,084    4.09%     $ 18,926    4.12%     $ 11,805    4.07%
                                       ------------------------------------------------------------------------------------
Total securities available-for-sale
  -- Amortized Cost                    $  7,769    2.13%     $ 42,315    4.09%     $ 19,146    4.11%     $ 12,051    4.06%
                                       ------------------------------------------------------------------------------------

                                                     Available-for-sale at March 31, 2005
                                       ---------------------------------------------------------------
                                          Over Ten to
                                          Twenty Years        Over Twenty Years          Total
                                       ---------------------------------------------------------------
                                                  Weighted              Weighted              Weighted
                                       Carrying   Average    Carrying   Average    Carrying   Average
                                        Value      Yield      Value      Yield      Value      Yield
                                       ---------------------------------------------------------------
Available-for-Sale:

US Government Treasury and agency
  obligations                          $  4,905    4.00%      $  --      0.00%     $ 17,723    3.20%
Mortgage backed securities:
     Ginnie Mae                             --     0.00%         --      0.00%       51,890    4.07%
     Freddie Mac                          7,933    4.50%         --      0.00%       18,185    4.26%
     Fannie Mae                          30,948    4.30%         --      0.00%       36,551    4.31%
                                       --------------------------------------------------------------
Total mortgage-backed securities         38,881    4.34%         --      0.00%      106,626    4.18%

                                       --------------------------------------------------------------
Total securities available-for-sale
  -- Carrying Value                    $ 43,786    4.30%      $  --      0.00%     $124,349    4.04%
                                       --------------------------------------------------------------
Total securities available-for-sale
  -- Amortized Cost                    $ 45,294    4.30%      $  --      0.00%     $126,574    4.04%
                                       --------------------------------------------------------------

                                                                 Held-to-Maturity at Mar 31, 2005
                                       -------------------------------------------------------------------------------------
                                                                 Over One to         Over Three to          Over Five to
                                        One Year or Less         Three Years           Five Years             Ten Years
                                       -------------------------------------------------------------------------------------
                                                  Weighted              Weighted              Weighted              Weighted
                                       Carrying   Average    Carrying   Average    Carrying   Average    Carrying   Average
                                        Value      Yield      Value      Yield      Value      Yield      Value      Yield
                                       -------------------------------------------------------------------------------------
Held-to-Maturity:

Municipal Bonds                        $    --     0.00%     $    --     0.00%     $    --     0.00%     $    --     0.00%
Mortgage backed securities:
     Freddie Mac                            487    3.53%          --     0.00%          --     0.00%          --     0.00%
     Fannie Mae                           2,828    4.92%          167    6.50%        1,736    4.54%          --     0.00%
                                       ------------------------------------------------------------------------------------
Total mortgage-backed securities          3,315    4.72%          167    6.50%        1,736    4.54%          --     0.00%

                                       ------------------------------------------------------------------------------------
Total securities held-to-maturity
  -- Carrying Value                    $  3,315    4.72%     $    167    6.50%     $  1,736    4.54%     $    --     0.00%
                                       ------------------------------------------------------------------------------------
Total securities held-to-maturity
  -- Fair Market Value                 $  3,411    4.72%     $    170    6.50%     $  1,731    4.56%     $    --     0.00%
                                       ------------------------------------------------------------------------------------

                                                       Held-to-Maturity at Mar 31, 2005
                                       ---------------------------------------------------------------
                                          Over Ten to
                                          Twenty Years        Over Twenty Years          Total
                                       ---------------------------------------------------------------
                                                  Weighted              Weighted              Weighted
                                       Carrying   Average    Carrying   Average    Carrying   Average
                                        Value      Yield      Value      Yield      Value      Yield
                                       ---------------------------------------------------------------
Held-to-Maturity:

Municipal Bonds                        $    220    5.38%      $  983     6.27%     $ 1,203     6.11%
Mortgage backed securities:
     Freddie Mac                            --     0.00%         --      0.00%         487     3.53%
     Fannie Mae                           1,867    4.77%         --      0.00%       6,598     4.82%
                                       --------------------------------------------------------------
Total mortgage-backed securities          1,867    4.77%         --      0.00%       7,085     4.73%

                                       --------------------------------------------------------------
Total securities held-to-maturity
  -- Carrying Value                    $  2,087    4.84%      $  983     6.27%     $ 8,288     4.93%
                                       --------------------------------------------------------------
Total securities held-to-maturity
  -- Fair Market Value                 $  2,047    4.84%      $  980     6.27%     $ 8,338     4.93%
                                       --------------------------------------------------------------

ITEM 4.           Controls and Procedures

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

PART II:          OTHER INFORMATION

ITEM 1.  Legal Proceedings

At March 31, 2005, the Company was not engaged in any litigation, which in the opinion of management, after consultation with its legal counsel, would be material to the Company.

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

     (14) Code of Business Conduct and Ethics, incorporated by reference on Form 10-K filed with the SEC on March 16, 2005.

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

Date: May 6, 2005                      FIRST MUTUAL BANCSHARES, INC.




                                       /s/ John R. Valaas
                                       -----------------------------------------
                                       John R. Valaas
                                       President and Chief Executive Officer




                                       /s/ Roger A. Mandery
                                       -----------------------------------------
                                       Roger A. Mandery
                                       Executive Vice President
                                       (Principal Financial Officer)