Form 10-Q
period 2005-06-30
FIRST MUTUAL BANCSHARES INC
filed 2005-08-08
CIK 1098337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended    June 30, 2005

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the transition period from __________ to ___________

Commission File Number 005-57091

FIRST MUTUAL BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

WASHINGTON	91-2005970
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)

400 108th Avenue N.E., Bellevue, WA	98004
(Address of principal executive offices)	(Zip code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. August 4, 2005    5,346,003

FIRST MUTUAL BANCSHARES, INC.

QUARTERLY REPORT ON FORM 10-Q
June 30, 2005

PART I : FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS DISCLAIMER

Our Form 10-Q contains statements concerning future operations, trends, expectations, plans, capabilities, and prospects of First Mutual Bancshares, Inc. and First Mutual Bank (together, the “Bank”) that are forward-looking statements for the purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements regarding our goals and expectations regarding earnings growth and return on equity; as well as references to potential changes in interest income and interest rate margins, anticipated growth in loan production and modifications of our program to sell loans, trends in income and expenses and expenditures on our headquarters remodel, expectations regarding our Business Banking segment, observations pertaining to the potential disparate movement and repricing of assets and liabilities, and information based on our market risk models, simulations and analysis. Although we believe that the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, operations, and prospects, these forward-looking statements are subject to numerous uncertainties and risks, and actual events, results, and developments will ultimately differ from the expectations and may differ materially from those expressed or implied in such forward-looking statements. Factors which could affect actual results include economic conditions in our market area and the nation as a whole, interest rate fluctuations, the impact of competitive products, services, and pricing, our credit risk management, our ability to control our costs and expenses, loan delinquency rates, and the legislative and regulatory changes affecting the banking industry. There are other risks and uncertainties that could affect us which are discussed from time to time in our filings with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We are not responsible for updating any such forward-looking statements.

ITEM 1.    Financial Statements

In the opinion of management, the accompanying consolidated statements of financial condition and related interim consolidated statements of income, comprehensive income, stockholders’ equity and cash flows reflect all adjustments (which include reclassifications and normal recurring adjustments) that are necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the financial statements.

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

Item 1. Financial Statements

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2005	2004
ASSETS:	(Unaudited)

CASH AND CASH EQUIVALENTS:
Interest-earning deposits	$1,817,226	$309,125
Noninterest-earning demand deposits
and cash on hand	15,905,252	13,536,316

	17,722,478	13,845,441

MORTGAGE-BACKED AND OTHER SECURITIES
AVAILABLE-FOR-SALE	121,429,527	124,224,683

LOANS RECEIVABLE, HELD-FOR-SALE	13,408,051	10,064,155

MORTGAGE-BACKED AND OTHER SECURITIES HELD-TO-MATURITY
fair value of $7,754,447 and $7,826,994	7,663,048	7,719,542

LOANS RECEIVABLE	841,581,851	808,642,531
RESERVE FOR LOAN LOSSES	(9,708,806)	(9,300,854)

LOANS RECEIVABLE, net	831,873,045	799,341,677

ACCRUED INTEREST RECEIVABLE	4,811,218	4,300,131

LAND, BUILDINGS AND EQUIPMENT, net	31,127,877	27,994,532

FEDERAL HOME LOAN BANK (FHLB) STOCK,	13,122,300	12,918,700
at cost

SERVICING ASSETS	2,081,571	1,525,085

OTHER ASSETS	2,230,847	1,849,401

TOTAL	$1,045,469,962	$1,003,783,347

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Continued)

	June 30,	December 31,
	2005	2004
	(Unaudited)
LIABILITIES:
Deposits:
Money market deposit and
checking accounts	$253,054,408	$254,435,583
Savings	7,914,360	8,434,423
Time deposits	458,718,154	412,498,902

Total deposits	719,686,922	675,368,908

Drafts payable	541,115	377,814
Accounts payable and other liabilities	12,015,248	14,106,402
Advance payments by borrowers for
taxes and insurance	1,899,938	1,676,175
FHLB advances	228,118,672	234,206,775
Other advances	1,600,000	1,600,000
Long-term debentures payable	17,000,000	17,000,000

Total liabilities	980,861,895	944,336,074

STOCKHOLDERS’ EQUITY:
Common stock, $1 par value-
Authorized, 30,000,000 shares
Issued and outstanding, 5,342,191
and 5,288,489 shares, respectively	$5,342,191	$5,288,489
Additional paid-in capital	46,320,662	45,595,319
Retained earnings	13,363,994	9,220,450
Accumulated other comprehensive income(loss):
Unrealized (loss) on securities available-for-sale
and interest rate swap, net of federal income tax	(418,780)	(656,985)

Total stockholders’ equity	64,608,067	59,447,273

TOTAL	$1,045,469,962	$1,003,783,347

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Quarter ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

	(Unaudited)
INTEREST INCOME:
Loans Receivable	$14,823,403	$12,322,025	$28,755,603	$24,202,951
Interest on Available For Sale Securities	1,266,563	885,339	2,537,644	1,662,287
Interest on Held To Maturity Securities	102,513	107,718	196,659	216,359
Interest Other	93,968	146,942	195,737	284,067

	16,286,447	13,462,024	31,685,643	26,365,664

INTEREST EXPENSE:
Deposits	4,253,965	2,977,822	7,825,379	5,858,845
FHLB advances and other	2,205,743	1,627,415	4,233,279	3,159,967

	6,459,708	4,605,237	12,058,658	9,018,812

Net interest income	9,826,739	8,856,787	19,626,985	17,346,852

PROVISION FOR LOAN LOSSES	450,000	440,000	850,000	690,000

Net interest income, after provision
for loan losses	9,376,739	8,416,787	18,776,985	16,656,852

NONINTEREST INCOME:
Gain on sales of loans	419,956	321,884	944,493	667,263
Servicing fees, net of amortization	369,259	80,767	695,553	113,641
Gain on sales of investments	—	—	—	70,870
Fees on deposits	170,561	147,551	305,889	291,165
Other	612,127	378,149	995,731	683,100

Total noninterest income	1,571,903	928,351	2,941,666	1,826,039

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Continued)

	Quarter ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Unaudited)

NONINTEREST EXPENSE:
Salaries and employee benefits	$4,331,748	$3,392,481	$8,278,180	$6,655,193
Occupancy	848,828	648,804	1,632,287	1,344,513
Other	1,962,323	1,998,988	4,095,340	3,680,594

Total noninterest expense	7,142,899	6,040,273	14,005,807	11,680,300

Income before federal income taxes	3,805,743	3,304,865	7,712,844	6,802,591

FEDERAL INCOME TAXES	1,288,398	1,118,014	2,611,239	2,301,599

NET INCOME	$2,517,345	$2,186,851	$5,101,605	$4,500,992

PER SHARE DATA:

Basic earnings per common share	$0.47	$0.42	$0.96	$0.86

Earnings per common share, assuming dilution	$0.45	$0.40	$0.92	$0.82

WEIGHTED AVERAGE SHARES OUTSTANDING	5,319,017	5,268,108	5,310,175	5,245,374

WEIGHTED AVERAGE SHARES OUTSTANDING
INCLUDING DILUTIVE STOCK OPTIONS	5,554,215	5,511,304	5,553,308	5,493,889

First Mutual Bancshares, Inc, and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Income

					Accumulated
			Additional		Comprehensive
	Common Stock		Paid-in	Retained	Income
	Shares	Amount	Capital	Earnings	(Loss)	Total

BALANCE, December 31, 2002	4,247,166	$4,247,166	$24,028,610	$15,214,220	$793,841	$44,283,837

Comprehensive income:
Net income				8,395,738		8,395,738
Other comprehensive income (loss), net of tax:
Unrealized (loss) on securities available-for-sale					(1,294,797)	(1,294,797)
Unrealized gain on interest rate swap					87,186	87,186
Total comprehensive income						7,188,127
Options exercised, including tax benefit of $219,124	53,040	53,040	571,618			624,658
Issuance of stock through employees' stock plans	1,386	1,386	23,617			25,003
10% stock dividend	428,101	428,101	9,054,336	(9,482,437)		—
Cash dividend declared ($0.28 per share)				(1,294,869)		(1,294,869)

BALANCE, December 31, 2003	4,729,693	$4,729,693	$33,678,181	$12,832,652	$(413,770)	$50,826,756

Comprehensive income:
Net income				9,287,813		9,287,813
Other comprehensive income (loss), net of tax:
Unrealized (loss) on securities available-for-sale					(414,879)	(414,879)
Unrealized gain on interest rate swap					171,664	171,664
Total comprehensive income						9,044,598
Options exercised, including tax benefit of $337,052	80,697	80,697	1,138,303			1,219,000
Issuance of stock through employees' stock plans	2,019	2,019	47,992			50,011
10% stock dividend	476,080	476,080	10,730,843	(11,206,923)		—
Cash dividend declared ($0.32 per share)				(1,693,092)		(1,693,092)

BALANCE, December 31, 2004	5,288,489	$5,288,489	$45,595,319	$9,220,450	$(656,985)	$59,447,273

Comprehensive income:
Net income				5,101,605		5,101,605
Other comprehensive income (loss), net of tax:
Unrealized gain on securities available-for-sale					161,273	161,273
Unrealized gain on interest rate swap					76,932	76,932
Total comprehensive income						5,339,810
Options exercised, including tax benefit of $176,520	49,856	49,856	629,193			679,049
Issuance of stock through employees' stock plans	3,846	3,846	96,150			99,996
Cash dividend declared ($0.18 per share)				(958,061)		(958,061)
-
BALANCE, June 30, 2005	5,342,191	$5,342,191	$46,320,662	$13,363,994	$(418,780)	$64,608,067

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2005	2004
	(Unaudited)
OPERATING ACTIVITIES:
Net income	$5,101,605	$4,500,992
Adjustments to reconcile net income to net cash
from operating activities:
Provision for loan losses	850,000	690,000
Depreciation and amortization	773,219	642,563
Deferred loan origination fees, net of accretion	(125,792)	(99,833)
Amortization of servicing assets	454,005	312,003
Gain on sales of loans	(944,493)	(667,263)
(Gain) loss on sale of repossessed real estate and other assets	(2,205)	7,200
Gain on sale of securities available-for-sale	—	(70,870)
FHLB stock dividends	(52,900)	(228,200)
Changes in operating assets & liabilities:
Loans receivable held-for-sale	(3,343,896)	7,203,460
Accrued interest receivable	(511,087)	(266,116)
Other assets	(381,446)	368,318
Drafts payable	163,301	184,204
Accounts payable and other liabilities	(2,095,505)	(5,096,976)
Advance payments by borrowers for taxes and insurance	223,763	190,817

Net cash provided by operating activities	108,569	7,670,299

INVESTING ACTIVITIES:
Loan originations	(221,601,789)	(183,350,623)
Loan principal repayments	177,067,006	119,422,652
Increase (decrease) in undisbursed loan proceeds	11,330,860	(5,148,958)
Principal repayments & redemptions on
mortgage-backed and other securities	9,154,203	5,979,602
Purchase of securities held-to-maturity	(1,015,435)	(1,126,983)
Purchase of securities available-for-sale	(4,991,406)	(43,282,952)
Purchases of premises and equipment	(3,902,997)	(1,110,551)
Purchase of FHLB stock	(150,700)	(1,269,400)
Proceeds from sale of securities	—	2,228,958

Net cash (used) by investing activities	(34,110,258)	(107,658,255)

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Six months ended June 30,
	2005	2004

	(Unaudited)
FINANCING ACTIVITIES:
Net increase in deposit accounts	$36,950,365	$47,397,620
Interest credited to deposit accounts	7,367,649	5,531,197
Issuance of stock through employees's stock plans	99,996	50,011
Proceeds from advances	576,770,500	436,328,196
Repayment of advances	(582,858,603)	(385,657,855)
Dividends paid	(953,710)	(703,153)
Proceeds from exercise of stock options	502,529	895,703

Net cash provided by financing activities	37,878,726	103,841,719

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	$3,877,037	$3,853,763

CASH & CASH EQUIVALENTS:
Beginning of year	13,845,441	7,427,055

End of quarter	$17,722,478	$11,280,818

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Loans originated for mortgage banking activities	$33,679,880	$42,262,903

Loans originated for investment activities	$221,601,789	$183,350,623

Proceeds from sales of loans held-for-sale	$30,335,984	$49,466,363

Cash paid during the year for:
Interest	$12,180,884	$9,004,628

Income taxes	$1,667,000	$1,457,000

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING ACTIVITIES:

Loans securitized into securities available-for-sale	$—	$—

Loans transferred to real estate
held-for-sale, net	$—	$—

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

The Bank has three stock-based employee/director compensation plans, which are described more fully in the 2004 annual report. The plans are accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee or director compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, had been adopted.

	Quarters Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net Income, as reported	$2,517,345	$2,186,851	$5,101,605	$4,500,992
Deduct: Total stock-based employee/
director compensation expense
determined under fair value based
method for all awards, net of related
tax effects	(116,621)	(98,984)	(222,508)	(197,135)
Pro forma net income	$2,400,724	$2,087,867	$4,879,097	$4,303,857

Earnings per share:

Basic - as reported	$0.47	$0.42	$0.96	$0.86
Basic - pro forma	$0.45	$0.40	$0.92	$0.82

Diluted - as reported	$0.45	$0.40	$0.92	$0.82
Diluted - pro forma	$0.43	$0.38	$0.88	$0.78

Weighted average shares outstanding:

Basic	5,319,017	5,268,108	5,310,175	5,245,374
Diluted	5,554,215	5,511,304	5,553,308	5,493,889

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

Note 2.

Mortgage-Backed and Other Securities Available-for-Sale

The amortized cost and estimated fair value of securities available-for-sale at June 30, 2005, and December 31, 2004 are summarized as follows:

			Gross	Gross
		Gross	Unrealized	Unrealized	Estimated
	Amortized	Unrealized	Losses	Losses	Fair
	Cost	Gains	<1 Year	>1 Year	Value
June 30, 2005
Freddie Mac securities	$17,962,715	$38,355	$19,695	$176,703	$17,804,672
Fannie Mae securities	36,285,038	57,052	57,111	240,986	36,043,993
Ginnie Mae securities	49,733,071	71,611	94,479	104,614	49,605,589
US agency securities	17,977,037	44,268	46,032	—	17,975,273
	$121,957,861	$211,286	$217,317	$522,303	$121,429,527

December 31, 2004
Freddie Mac securities	$19,127,613	$48,719	$173,913	$115,062	$18,887,357
Fannie Mae securities	39,095,463	75,726	87,354	308,837	38,774,998
Ginnie Mae securities	48,839,639	38,712	270,022	—	48,608,329
US agency securities	17,946,544	57,761	50,306	—	17,953,999
	$125,009,259	$220,918	$581,595	$423,899	$124,224,683

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Bank has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. At June 30, 2005 and December 31, 2004 there were 21 and 23 investment securities with unrealized losses, respectively. The Bank anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Note 3.

Mortgage-Backed and Other Securities Held-to-Maturity

The amortized cost and estimated fair value of mortgage-backed and other securities are summarized as follows:

			Gross	Gross
		Gross	Unrealized	Unrealized	Estimated
	Amortized	Unrealized	Losses	Losses	Fair
	Cost	Gains	<1 Year	>1 Year	Value
June 30, 2005
Fannie Mae securities	$5,981,632	$93,940	$—	$19,427	$6,056,145
Freddie Mac securities	481,445	7,816	—	—	489,261
Municipal bonds	1,199,971	9,070	—	—	1,209,041
	$7,663,048	$110,826	$—	$19,427	$7,754,447
December 31, 2004
Fannie Mae securities	$6,010,318	$125,722	$30,472	$—	$6,105,568
Freddie Mac securities	492,607	13,408	—	—	506,015
Municipal bonds	1,216,617	2,622	—	3,828	1,215,411
	$7,719,542	$141,752	$30,472	$3,828	$7,826,994

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Bank has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. At June 30, 2005 and December 31, 2004 there were 2 and 3 investment securities with unrealized losses, respectively. The Bank anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Note 4.
Nonperforming Assets

Non-performing loans are summarized as follows:

	June 30, 2005	December 31, 2004

Impaired loans with a valuation allowance	$308,810	$317,023
Valuation allowance related to impaired loans	172,475	177,190
Total non-accrual loans	656,828	864,464
Total loans past due 90-days or more and still accruing interest	15,000	34,000
Interest income recognized on impaired loans	451	1,108

Subsequent to June 30, one of the impaired loans with an impaired balance of $5,012 paid off in April 2005.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for quarters ending June 30, 2005 and June 30, 2004:

	Income	Shares	Per share
	(numerator)	(denominator)	amount
Quarter ended June 30, 2005
Basic EPS:
Income available to common shareholders	$2,517,345	5,319,017	$0.47

Effect of dilutive stock options	—	235,198
Diluted EPS:
Income available to common shareholders
plus assumed stock options exercised	$2,517,345	5,554,215	$0.45

Six months ended June 30, 2005
Basic EPS:
Income available to common shareholders	$5,101,605	5,310,175	$0.96

Effect of dilutive stock options	—	243,133
Diluted EPS:
Income available to common shareholders
plus assumed stock options exercised	$5,101,605	5,553,308	$0.92

Quarter ended June 30, 2004
Basic EPS:
Income available to common shareholders	$2,186,851	5,268,108	$0.42

Effect of dilutive stock options	—	243,196
Diluted EPS:
Income available to common shareholders
plus assumed stock options exercised	$2,186,851	5,511,304	$0.40

Six months ended June 30, 2004
Basic EPS:
Income available to common shareholders	$4,500,992	5,245,374	$0.86

Effect of dilutive stock options	—	248,515
Diluted EPS:
Income available to common shareholders
plus assumed stock options exercised	$4,500,992	5,493,889	$0.82

Note 6.

Rate Volume Analysis	SECOND QUARTER 2005			SIX MONTHS ENDED 2005
(Dollars in thousands)	VS			VS
	SECOND QUARTER 2004			SIX MONTHS ENDED 2004
	INCREASE (DECREASE) DUE TO			INCREASE (DECREASE) DUE TO
			TOTAL			TOTAL
	VOLUME	RATE	CHANGE	VOLUME	RATE	CHANGE
INTEREST INCOME
Investments:
Available-for-sale securities	$218	$164	$382	$631	$245	$876
Held-to-maturity securities	(7)	2	(5)	(14)	(6)	(20)
Other equity investments	31	(84)	(53)	45	(133)	(88)
Total investments	242	82	324	662	106	768

Loans:
Residential	588	232	820	1,207	283	1,490
Residential construction	173	346	519	379	588	967
Multifamily	(120)	292	172	(174)	443	269
Multifamily construction	(84)	25	(59)	(167)	48	(119)
Commercial real estate and business	194	573	767	446	951	1,397
Commercial real estate construction	62	19	81	123	66	189
Consumer & other	159	43	202	333	27	360
Total loans	972	1,530	2,502	2,147	2,406	4,553

Total interest income	1,214	1,612	2,826	2,809	2,512	5,321

INTEREST EXPENSE
Deposits:
Money market deposit and checking	95	244	339	243	357	600
Savings	(1)	—	(1)	(2)	(1)	(3)
Time deposits	271	668	939	560	810	1,370
Total deposits	365	912	1,277	801	1,166	1,967

FHLB advances and other	127	452	579	399	675	1,074
Total interest expense	492	1,364	1,856	1,200	1,841	3,041

Net interest income	$722	$248	$970	$1,609	$671	$2,280

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

Financial information for the Bank's segments is shown below for June 30, 2005, 2004, and 2003:

		Consumer	Residential	Business Banking	Income Property
Quarter ended June 30:		Lending	Lending	Lending	Lending	Totals

Interest income	2005	$2,324,663	$5,137,589	$2,122,272	$6,701,923	$16,286,447
	2004	2,059,604	3,951,681	1,295,871	6,154,868	13,462,024
	2003	1,507,423	2,673,307	1,398,463	6,697,847	12,277,040

Interest Expense	2005	861,286	2,201,985	650,473	2,745,964	6,459,708
	2004	546,897	1,532,006	303,382	2,222,952	4,605,237
	2003	595,946	1,131,325	467,886	2,644,939	4,840,096

Net Interest Income	2005	1,463,377	2,935,604	1,471,799	3,955,959	9,826,739
	2004	1,512,707	2,419,675	992,489	3,931,916	8,856,787
	2003	911,477	1,541,982	930,577	4,052,908	7,436,944

Provision for loan losses	2005	154,500	57,070	73,115	165,315	450,000
	2004	156,535	47,125	55,935	180,405	440,000
	2003	83,068	36,062	44,693	161,177	325,000

Net interest income, after provision for loan losses	2005	1,308,877	2,878,534	1,398,684	3,790,644	9,376,739
	2004	1,356,172	2,372,550	936,554	3,751,511	8,416,787
	2003	828,409	1,505,920	885,884	3,891,731	7,111,944

Noninterest income	2005	610,822	311,280	277,945	371,856	1,571,903
	2004	377,095	190,428	84,624	276,204	928,351
	2003	84,382	323,539	97,742	377,526	883,189

Noninterest expense	2005	1,727,721	1,874,550	1,589,714	1,950,914	7,142,899
	2004	1,429,173	1,429,456	1,283,620	1,898,024	6,040,273
	2003	982,727	1,140,533	983,335	1,821,954	4,928,549

Income before federal income taxes	2005	191,978	1,315,264	86,915	2,211,586	3,805,743
	2004	304,094	1,133,522	(262,442)	2,129,691	3,304,865
	2003	(69,936)	688,926	291	2,447,303	3,066,584

Federal income taxes	2005	64,596	445,268	28,782	749,752	1,288,398
	2004	102,766	383,672	(89,781)	721,357	1,118,014
	2003	(24,422)	232,875	(574)	829,088	1,036,967

Net income	2005	127,382	869,996	58,133	1,461,834	2,517,345
	2004	201,328	749,850	(172,661)	1,408,334	2,186,851
	2003	(45,514)	456,051	865	1,618,215	2,029,617

Total Interest Earning assets (ending period balances)	2005	116,559,900	327,186,650	131,570,274	419,257,639	994,574,463
	2004	106,368,450	273,980,679	99,436,965	447,499,013	927,285,107
	2003	82,619,989	180,249,319	89,418,052	430,892,240	783,179,600

Note 7.
Segments (continued)

Year-to-date ended June 30:
		Consumer	Residential	Business Banking	Income Property
		Lending	Lending	Lending	Lending	Totals

Interest income	2005	$4,570,151	$9,682,525	$4,075,418	$13,357,549	$31,685,643
	2004	4,085,733	7,534,509	2,607,009	12,138,413	26,365,664
	2003	2,752,513	5,316,185	2,730,613	13,485,791	24,285,102

Interest Expense	2005	1,599,534	4,084,545	1,141,186	5,233,393	12,058,658
	2004	1,097,506	2,912,392	632,151	4,376,763	9,018,812
	2003	1,135,390	2,246,725	903,927	5,486,868	9,772,910

Net Interest Income	2005	2,970,617	5,597,980	2,934,232	8,124,156	19,626,985
	2004	2,988,227	4,622,117	1,974,858	7,761,650	17,346,852
	2003	1,617,123	3,069,460	1,826,686	7,998,923	14,512,192

Provision for loan losses	2005	290,215	105,775	132,240	321,770	850,000
	2004	249,634	69,404	81,394	289,568	690,000
	2003	115,495	50,059	59,289	235,157	460,000

Net interest income, after provision for loan losses	2005	2,680,402	5,492,205	2,801,992	7,802,386	18,776,985
	2004	2,738,593	4,552,713	1,893,464	7,472,082	16,656,852
	2003	1,501,628	3,019,401	1,767,397	7,763,766	14,052,192

Non interest income	2005	1,473,077	524,434	380,777	563,378	2,941,666
	2004	747,002	362,513	173,588	542,936	1,826,039
	2003	206,896	629,761	205,916	826,319	1,868,892

Non interest expense	2005	3,376,936	3,572,091	3,180,234	3,876,546	14,005,807
	2004	2,625,406	2,822,546	2,386,135	3,846,213	11,680,300
	2003	1,892,865	2,288,440	1,952,486	3,566,991	9,700,782

Income before federal income taxes	2005	776,543	2,444,548	2,535	4,489,218	7,712,844
	2004	860,189	2,092,680	(319,083)	4,168,805	6,802,591
	2003	(184,341)	1,360,722	20,827	5,023,094	6,220,302

Federal income taxes	2005	262,720	827,486	(610)	1,521,643	2,611,239
	2004	291,159	708,211	(109,668)	1,411,897	2,301,599
	2003	(63,854)	460,052	5,759	1,701,570	2,103,527

Net income	2005	513,823	1,617,062	3,145	2,967,575	5,101,605
	2004	569,030	1,384,469	(209,415)	2,756,908	4,500,992
	2003	(120,487)	900,670	15,068	3,321,524	4,116,775

Total Interest Earning assets (Ending period balances)	2005	113,352,359	316,231,162	127,556,812	429,190,920	986,331,253
	2004	102,336,690	259,761,399	97,826,002	439,899,861	899,823,952
	2003	77,036,185	173,371,863	88,051,444	434,960,693	773,420,185

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

First Mutual Bancshares, Inc. (the "Company"), a Washington corporation, is a bank holding company owning all of the equity of its wholly owned subsidiary, First Mutual Bank. The Company is subject to regulation by the Federal Reserve Bank of San Francisco. This discussion refers to the consolidated statements of the Company and the Bank, and therefore the references to “Bank” in this discussion refer to both entities.

First Mutual Bank is a Washington-chartered savings bank subject to regulation by the State of Washington Department of Financial Institutions and the Federal Deposit Insurance Corporation ("FDIC"). The Bank conducts business from its headquarters in Bellevue, Washington, and has 12 full-service retail banking centers located in Bellevue (3), Issaquah, Kirkland (2), Monroe, Redmond, Sammamish, Seattle (2), and Woodinville. We also have an income property loan production office located in Vancouver, Washington and a consumer loan office located in Jacksonville, Florida. The Bank's business consists mainly of attracting deposits from the general public as well as wholesale funding sources, and investing those funds primarily in real estate loans, small and mid-sized business loans, and consumer loans.

OVERVIEW

The second quarter of 2005 marked our fifty-first consecutive quarter of year-over-year quarterly earnings growth, as net income increased 15% for the quarter ended June 30, 2005, to $2.5 million, or $0.45 per diluted share, compared to $2.2 million, or $0.40 per diluted share in the same quarter a year ago. Through the first six months of the year, net income increased 13% to $5.1 million, or $0.92 per diluted share, compared to $4.5 million, or $0.82 per diluted share in the first half of 2004.

As general corporate goals, we seek to obtain a 15% or better return on equity (ROE) and year-over-year net income growth in the range of 10% to 12%. This net income growth goal was established in the first quarter of 2005, and represented a reduction from our previous target of a 15% year-over-year increase. We elected to reduce our target in response to a number of factors including general economic conditions and trends, the current competitive environment for loan and deposit products in our local market, and the continued investment required in our Business Banking division. We consider these targets to be our corporate goals, and not indicative of current forecasts or expected future operating results.

While our return on equity has typically met or exceeded our corporate objective, our net income growth has generally fallen short of our target. Over the last several years, we have utilized part of our earnings for the purpose of investing in new business lines. We realized that in order to continue to achieve our goal of consistent earnings, we needed to expand our business lines from two to four. At that time, our operations consisted of residential and income property (commercial real estate) lending. Those business lines were, and continue to be, solid operations. However, for the Bank to continue to produce consistent earnings, we needed to broaden the operating base with two new lines, Business Banking and Consumer Lending. The process of developing these lines has been expensive and has added to both our staff and other operating costs. The encouraging news is that the Consumer Lending business line has been contributing to the Bank’s profit goals for some time. Although the Business Banking division has not yet achieved its objectives, we remain committed to developing this business line, based upon its ability to attract low-cost core deposits, which help reduce our overall cost of funds, the diversification it brings to our portfolio of earning assets, and the potential it offers for generating longer-term relationship-banking opportunities and additional sources of noninterest income. Please refer to the “Business Segments” and “Noninterest Expense” sections for a further discussion of this topic.

The primary source of revenue for each of our business lines is net interest income, which is generally measured with the net interest margin ratio. Our overall net interest margin declined to 4.01% in the second quarter of this year compared to 4.08% in the previous quarter, but exceeded the top of our 3.90% to 4.00% forecast by one basis point and remained above the 3.97% level achieved in the second quarter last year. Reflecting the recent increases in short-term interest rates, the yield on our earning assets grew to 6.39% in the second quarter of 2005, compared to 6.16% in the first quarter, and 5.82% in the second quarter of 2004. Similarly, the cost of interest-bearing liabilities increased to 2.62% in the second quarter, from 2.36% in the first quarter and 2.05% in the second quarter of 2004.

Another key driver of net interest income is the growth of the business lines’ earning assets. On a second quarter 2005 versus 2004 comparison, the growth in earning assets contributed an additional $722,000 to net interest income, while the improvement in the margin added $248,000. The results on a year-to-date basis were comparable, with earning asset growth contributing $1.6 million and the improvement in the margin adding $671,000. Please see the “Net Interest Income” and “Asset and Liability Management” sections for a further discussion of net interest income and the processes by which we manage that source of revenue.

A secondary source of revenue is our noninterest income, which grew 69% from the level earned in the second quarter of 2004. As was the case in the second quarter of last year, the miscellaneous income category was the largest contributor to our quarter’s noninterest income, accounting for 39% of the total. While an increase in loan fee income made the largest single contribution, significant improvements were also observed in late charge fees received on our loan portfolio, as well as Visa and ATM fees, which are expected to continue rising as checking accounts become a greater piece of our overall deposit mix. Please refer to the “Noninterest Income” section for a further discussion of this subject.

A critical factor in achieving our goal of consistent earnings is the credit quality of our loan portfolio. Fortunately, for many years we have enjoyed credit quality that has exceeded the national average. Credit quality remained strong in the second quarter of 2005, with total non-performing assets (NPAs) declining to $797,000, or 0.08% of total assets as of the quarter-end. Our provision for loan losses totaled $450,000 for the second quarter of 2005, while net charge-offs amounted to $231,000. As a result, the loan loss reserve grew to $9.7 million, or 1.14% of gross loans, from $8.9 million, or 1.11% of gross loans at the end of the second quarter of last year. For additional information regarding our credit quality please refer to the “Asset Quality” section.

RESULTS OF OPERATIONS

Net Income

Net income increased approximately 15%, from $2.2 million in the second quarter of 2004 to $2.5 million in the same period of 2005. Net interest income, after provision, rose $960,000, and noninterest income increased $644,000 on a second quarter comparison. Partially offsetting the growth in revenue was a rise of $1.1 million in noninterest expense.

Net Interest Income

For the quarter and six months ended June 30, 2005, our net interest income, after provision,  increased $960,000 and $2.1 million, respectively, or 11% and 13%, relative to the same periods last year. This improvement resulted from both the growth in our earning assets, which accounted for the majority of the improvement, as well as the net effects of asset and liability repricing. The following table illustrates the impact to our net interest income of balance sheet growth, and rate changes on our assets and liabilities, with the results attributable to the level of earning assets classified as “volume” and the effect of asset and liability repricing labeled “rate.”

Rate/Volume Analysis
	Quarter Ended			Six Months Ended
	June 30, 2005 vs. June 30, 2004			June 30, 2005 vs. June 30, 2004
	Increase/(Decrease) due to			Increase/(Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest Income	(Dollars in thousands)
Total Investments	$242	$82	$324	$662	$106	$768
Total Loans	972	1,530	2,502	2,147	2,406	4,553
Total Interest Income	$1,214	$1,612	$2,826	$2,809	$2,512	$5,321

Interest Expense
Total Deposits	$365	$912	$1,277	$801	$1,166	$1,967
FHLB and Other	127	452	579	399	675	1,074
Total Interest Expense	$492	$1,364	$1,856	$1,200	$1,841	$3,041

Net Interest Income	$722	$248	$970	$1,609	$671	$2,280

Earning Asset Growth (Volume)

For the second quarter of 2005, the growth in our earning assets contributed an additional $1.2 million in interest income relative to the second quarter of last year, which was partially offset by additional interest expense incurred from the funding sources used to accommodate the asset growth. The additional expense associated with these funding sources totaled $492,000 for the quarter. Consequently, the net impact of asset growth was an improvement in net interest income of $722,000, or 74% of the total increase in net interest income compared to the second quarter of last year.

Similar results were observed for the first six months of 2005, as asset growth over the prior year resulted in $2.8 million in additional interest income, partially offset by a $1.2 million increase in interest expense for the corresponding funding sources. This resulted in a $1.6 million net impact from asset growth, or 71% of the overall improvement in net interest income.

Quarter Ended	Average Earning Assets	Average Net Loans	Average Deposits
	(Dollars in thousands)
June 30, 2004	$893,451	$773,561	$620,606
September 30, 2004	$929,335	$790,319	$647,560
December 31, 2004	$945,684	$801,235	$666,835
March 31, 2005	$962,613	$816,127	$683,521
June 30, 2005	$979,981	$834,064	$705,680

Our average earning assets totaled $980 million during the second quarter, an increase of nearly $87 million, or 10% over the second quarter of 2004, with approximately 70% of the growth attributable to additional balances in our loan portfolio.

Most of our asset growth was funded with additional deposits, including certificates issued in institutional markets through deposit brokerage services. To the extent that deposit growth was not sufficient to fully support our asset growth, we also utilized advances from the Federal Home Loan Bank of Seattle (FHLB) as an alternative funding source. For the second quarter, our deposits averaged nearly $706 million, representing growth of $85 million over the average level of second quarter 2004. At June 30, 2005, total deposits were up by $83 million from the end of the second quarter last year, with checking and money market balances accounting for $37 million, or 45% of the growth.

Between the 2004 year-end and the March 31, 2005 quarter-end, however, our checking and money market balances declined by $12 million. This represented a significant departure from the previous couple of years, in which growth of checking and money market balances accounted for the majority of all deposit growth. By June 30, 2005, however, the run-off in checking and money market balances reversed and balances had risen to $253 million, approximately $1 million below the 2004 year-end level.

The shift in balances from money market accounts to certificates of deposit occurred as the rate differential between the two product types began to widen. In 2004, with short-term interest rates at historically low levels, the rates offered on time deposits were only modestly higher than those on money market accounts, and thus viewed as unattractive by many investors. As a result, these depositors often chose to keep their balances in money market accounts, accepting slightly lower yields in exchange for greater liquidity. Earlier this year, as the increases in short-term market interest rates that began in the second quarter of 2004 started affecting the yields on retail deposits, the rates paid on time deposits rose to a greater extent than those paid on money market accounts. As a result, time deposits became more attractive, making it more difficult to retain or grow checking and money market balances without incurring exorbitant marginal expense to do so, as any rate increases would apply not only to any newly opened accounts but all existing balances as well. With checking and money market balances showing signs of recovery over the last couple months, we are not currently anticipating significant future migration from checking and money market accounts to time deposits.

Asset Yields and Funding Costs (Rate)

For the quarter and six months ended June 30, 2005, the net effects of repricing on our assets and liabilities contributed an additional $248,000 and $671,000 to our net interest income, or 26% and 29% of the total differences relative to first quarter and half of 2004.

On the asset side, our loan portfolio accounted for $1.5 million and $2.4 million in additional interest income for the three and six month periods, or the vast majority of the total rate-related increase in interest income. As adjustable-rate loans account for approximately 90% of our loan portfolio, almost all loan types benefited from increases in short-term interest rates.

By comparison, very little impact from repricing was observed in our securities portfolio due to the percentage of the portfolio invested in fixed-rate and hybrid ARM securities, which have not yet benefited from rising rate indices. Additionally, the rate-related benefits that were recognized from the repricing of adjustable-rate securities in our portfolio were largely offset by a reduction in the dividend on our holdings of stock in the FHLB.

As a member of the FHLB and to utilize FHLB advances as a funding source for our lending and investment activities, we maintain a position in FHLB stock. Our position in this stock, which totaled $13 million for both the first and second quarters, has historically paid dividends on a quarterly basis. Based on events at the FHLB, however, the dividend rate for the first quarter of 2005 was well below the rate paid in the first quarter of last year, and no dividend was received from the FHLB in the second quarter. At this time, we do not anticipate receiving any dividend income on our FHLB stock in the foreseeable future.

On the liability side of the balance sheet, repricing increased our interest expense on both deposits and FHLB advances for both the quarter and six-month period ended June 30 relative to the prior year. The interest rate increases that drove loan and wholesale funding rates higher over the last year began to influence the deposit rates offered by our competitors in our local market earlier this year, resulting in rate-related increases in interest expense on both our non-maturity and time deposit accounts.

Net Interest Margin

Quarter Ended	Net Interest Margin
June 30, 2004	3.97%
September 30, 2004	3.99%
December 31, 2004	3.99%
March 31, 2005	4.08%
June 30, 2005	4.01%

Our net interest margin totaled 4.01% for the second quarter of 2005. While this represented a decline from the first quarter level, it exceeded the top of our 3.90% to 4.00% forecast by one basis point. A reduction in the margin had been expected based on a combination of fixed-rate securities in our portfolio, the non-payment of dividends on our FHLB stock, and a shifting customer preference from lower-rate money market accounts to higher-rate time deposits observed in the first quarter.

As noted above, adjustable-rate loans, which reprice according to terms specified in our loan agreements with the borrowers, accounted for approximately 90% of our loan portfolio as of June 30, 2005. For the majority of these loans, repricing occurs on an annual basis. A notable exception to this would be those loans tied to the prime rate (about 15% of our portfolio), which typically reprice within one or two days of any increase in the Federal Funds target rate by the Federal Reserve. Consequently, most of the loans in our portfolio benefited from increases in short-term market interest rate indices over the last 15 months and earned additional interest income relative to the quarter and six months ended June 30, 2004.

By comparison, rates on our retail deposits are managed internally and not typically subject to any sort of systematic adjustments based on movements in market rate indices. Instead, retail deposit rates tend to lag major interest rate indices. Retail deposit rates then typically continue to move for some time after the market rates stabilize or plateau at a given level. Consequently, while loan rates systematically repriced upwards, we postponed raising our retail deposit rates for as long as practical given our funding requirements and the rates offered by other institutions in our local market. By the end of the first quarter, however, the deposit rates offered by our competitors had begun moving upwards in response to increases in market interest rates and were rising at a faster rate than most major indices used for pricing in our loan portfolio. If short-term rates were to stabilize, we could potentially see additional compression in our net interest margin in subsequent quarters as the effects of systematic loan repricing diminish, while deposit rates continue to trend upward for some time afterwards based on the lagging nature of retail deposit rate movements. However, given that intense competition earlier this year drove deposit rates higher with what seemed to be faster than historically typical velocity, it is also possible that these rates would not continue to trend upwards as long or as far as in previous rate cycles.

Additionally, the migration of checking and money market balances to time deposit accounts could potentially contribute to future compression of our net interest margin. Our checking and money market account balances typically represent a lower-cost source of funding for us, and time deposits a higher-cost source, becoming progressively more so as rates rise. Although we have grown our checking and money market deposits over their June 30, 2004 levels, these balances declined in the first quarter of this year, then began to recover over the last couple months. While we do not anticipate further migration from checking and money market accounts to time deposits, in the event that movement were to resume in a manner similar to that observed earlier this year, our net interest margin could be subject to further compression.

Our net interest margin represents our net interest income for a given period, divided by the average level of earning assets during that same period. For our year-to-date net interest margin ratios prior to the second quarter of 2005, we calculated our average level of earning assets using an arithmetic average calculation of our balance sheets as of the quarter-end focal date and the previous year-end. As a result, to the extent that assets grew early within a given year or that growth slowed or assets declined later in the year, this methodology would have resulted in a higher margin than a daily average calculation, as assets will be on our balance sheet and earning income for a longer time than implied by the averaging calculation. The opposite would have occurred if the majority of asset growth occurred near the end of the year, or if assets were to decline early in the year.

Beginning with the second quarter of 2005, we changed this methodology to use an arithmetic average calculation of each quarter-end balance sheet within the subject timeframe, along with the prior year-end. For the six months ended June 30, this translates to a year-to-date average calculation based on three points in time (December 31, 2004, March 31, 2005, and June 30, 2005) as opposed to two points (December 31, 2004 and June 30, 2005) using the previous method. Year-to-date calculations for prior periods have been recalculated using the new method to facilitate comparisons. We believe that this change will better reflect the evolution of our balance sheet and margin over the course of each year and improve the overall accuracy of our margin calculation.

Noninterest Income

Noninterest income increased by $644,000 for the quarter and $1.1 million for the six months ended June 30, 2005, compared to the same periods in 2004. The 69% and 61% improvement, respectively, was attributable to higher net servicing income, gains on loan sales, and loan fees.

Gain on Sales of Loans

Gain on Loan Sales	2Q 2005	2Q 2004	YTD 2005	YTD 2004
Consumer Loan Sale Gains	$201,000	$258,000	$702,000	$532,000
Residential Loan Sale Gains	38,000	36,000	62,000	64,000
Commercial Loan Sale Gains	181,000	28,000	181,000	71,000
Total Gains on Loan Sales	$420,000	$322,000	$945,000	$667,000

Loans Sold
Consumer Loans Sold	$5,038,000	$7,592,000	$15,676,000	$15,264,000
Residential Loans Sold	4,938,000	8,336,000	12,090,000	16,656,000
Commercial Loans Sold*	2,570,000	6,718,000	2,570,000	17,546,000
Total Loans Sold	$12,546,000	$22,646,000	$30,336,000	$49,466,000

* The commercial loans sold for second quarter 2005 of $2,570,000 represents 2 loans. The first loan for $1,920,000 is fully disbursed. The second loan is a construction loan for $7,500,000 of which $650,000 was disbursed at origination.

For the second quarter of 2005, gains on loan sales significantly exceeded those of the prior year, attributable primarily to a large commercial loan transaction in June. Gains for the quarter and six months totaled $420,000 and $945,000, representing increases of 30% and 42% over the same periods last year.

Historically, the commercial real estate loans we originate have been retained in our portfolio, and sales of participations in these loans have been utilized to limit our aggregate credit exposure to specific borrowers. During the second quarter, however, we experienced increased interest in, and opportunities for, sales of participations in commercial real estate loans. Consequently, we are currently considering the merits of expanding our commercial real estate loan sales and potentially originating credits with the intent to sell, rather than portfolio the loans. In the event we determine that such a strategy would be more favorable than our historical practice, we would likely increase our sales of commercial real estate loans, which could potentially lead to a reduction in the size of our Income Property Segment’s loan portfolio. We do not anticipate that these potential sales would impact the other three segments, where we would expect the loan portfolios to continue to grow.

With gains of $201,000 in the second quarter, consumer loan sales remained the largest contributor to our loan sale gains, though only modestly greater than the commercial category. While this represented a 22% decline from the gains realized in the second quarter of 2004, our pricing and execution improved, as the volume of loans sold declined 34% to $5.0 million, versus $7.6 million in the second quarter of last year. Similarly, through the first six months of 2005, gains on consumer loan sales increased $170,000, or 32%, despite the volume of loans sold increasing less than 3%.

As with the commercial real estate loans, we reconsidered our strategy on the sales of consumer loans during the second quarter. Previously, our plan had been to sell approximately $6 million to $8 million in sales finance loans each quarter, though actual sales in a given quarter could fall above or below this range depending on loan production, market conditions, and other factors. In the second quarter, we revised our plan such that we now expect to substantially reduce our sales of these loans, selling only sufficient volumes to ensure the continuity of the market. This strategy may be reevaluated and subject to further modification based on factors including, but not limited to future loan production and/or market conditions.

In contrast, residential loan sale gains were little changed from the prior year, up 5% for the quarter and down 4% for the six months ended June 30, 2005, as the volume of loans sold declined 41% and 28% compared to the same periods last year. While production volumes for residential loans exceeded those for the second quarter and first half of last year, a greater percentage of this year’s production was in custom construction loans, which have been retained within our portfolio.

Service Fee Income

	2Q 2005	2Q 2004	YTD 2005	YTD 2004
Consumer Loans	$341,000	$65,000	$641,000	$88,000
Commercial Loans	26,000	16,000	50,000	28,000
Residential Loans	2,000	0	4,000	(2,000)
Service Fee Income	$369,000	$81,000	$695,000	$114,000

For the quarter and six months ended June 30, 2005, our total servicing fee income rose 357% and 512% over the levels earned in the same periods of 2004, based on substantial increases in fees earned on consumer loans serviced for others. The growth in consumer loan service fees this year is primarily attributable to a change in the amortization period assumed for the underlying servicing asset, though additional loan sales over the last several quarters, and corresponding growth in our portfolio of consumer loans serviced for others, also contributed to the additional servicing income.

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

Based on a review of our assumptions in the first quarter of 2005, we determined that the amortization period for the servicing rights on our consumer loan servicing portfolio was significantly shorter than the term over which these loans would be expected to provide net servicing income. Consequently, we revised the amortization period such that the average life of the amortization schedule would correspond with the average life we are currently observing for the underlying loan portfolio. This resulted in a significant increase in our net servicing income. Note that any projection of servicing asset amortization in future periods is limited by the conditions that exist at the time the calculations are performed, and may not be indicative of actual amortization expense that will be recorded in future periods.

The income received for servicing consumer loans grew as a result of the sales finance loan sales over the last several quarters, and the corresponding growth in our portfolio of consumer loans serviced for others. Based on our decision to reduce sales of consumer loans in the future and instead retain a greater percentage of these loans within our portfolio, the rapid growth in fee income earned on the portfolio of serviced consumer loans in recent quarters is not expected to continue in future quarters.

An increase was also observed in service fee income earned on our commercial loans serviced for others based on participations sold in the last half of 2004. In the event we elect to expand our sales of commercial real estate loans, we would expect this income to continue to grow in the future. In contrast, residential loans are typically sold servicing released, which means we no longer service those loans once they are sold. Consequently, we do not view these loans as a significant source of servicing fee income.

Other Noninterest Income

	2Q 2005	2Q 2004	YTD 2005	YTD 2004
Rental Income	$144,000	$167,000	$310,000	$335,000
Loan Fees	288,000	86,000	358,000	108,000
ATM/Wires/Safe Deposit	62,000	49,000	119,000	87,000
Late Charges	46,000	38,000	94,000	74,000
Miscellaneous	72,000	38,000	115,000	79,000
Total Other Noninterest Income	$612,000	$378,000	$996,000	$683,000

Our noninterest income from sources other than those described above rose $234,000, or 62% over the second quarter of last year, and $313,000, or 46% over the first six months of 2004. While an increase in loan fee income made the largest single contribution, significant improvements were also observed in late charge fees received on our loan portfolio, as well as Visa and ATM fees, which are expected to continue rising as checking accounts become a greater piece of our overall deposit mix.

Loan fees increased by $202,000 compared to the second quarter of 2004, as prepayment fees were $248,000, up from $84,000 last year. On a year-to-date basis, loan fees rose $250,000 with prepayment fees increasing $212,000. In recent quarters, short-term interest rates have risen, while longer-term interest rates, such as the 10-year U.S. Treasury rate, which are more indicative of fixed-rate mortgage rates, have tended to move within a range and without any discernible upward or downward tendency. Combined, these movements have resulted in a flattening of the yield curve. We believe that this flattening, and expectations that rates could move upwards in the foreseeable future, have contributed to the higher level of loan payoffs and prepayment fees observed over the last few quarters. As this flattening of the yield curve reduces the rate differential between short- and long-term financing costs, the financial incentive for borrowers to use shorter-term, adjustable-rate financing rather than longer-term, fixed-rate loans diminishes. This, in turn, provides borrowers with short-term or adjustable-rate loans an incentive to refinance with long-term fixed rates. Given the uncertainties in interest rates and borrower expectations, we do not know if the higher level of prepayment fees is likely to continue.

Noninterest Expense

Salaries and Employee Benefits Expense

Salaries and employee benefits expense increased by $940,000, or 28%, from $3.4 million in the second quarter of 2004, to more than $4.3 million for the same period in 2005, accounting for approximately 85% of the increase in total noninterest expense. On a year-to-date basis the increase was $1.6 million, or 24%, over the six-month period ended June 30, 2004.

	2Q 2005	2Q 2004	YTD 2005	YTD 2004
Salaries	$2,526,000	$2,239,000	$5,147,000	$4,438,000
Commissions & Incentive Bonuses	927,000	441,000	1,438,000	774,000
Employment Taxes & Insurance	272,000	221,000	562,000	481,000
Temporary Office Help	70,000	48,000	112,000	83,000
Benefits	537,000	443,000	1,019,000	879,000
Total Salary & Benefit Expenses	$4,332,000	$3,392,000	$8,278,000	$6,655,000

Over half of the increase in salary and benefit expense relative to the second quarter of last year was the result of higher incentive compensation accrued for administrative and support personnel. Earlier in the year, incentive compensation had increased relative to the prior year due to our Business Banking and Residential lending divisions returning to a normal level of incentive compensation this year, compared to a below average level of expense in 2004. The incentive compensation plans for loan production tend to vary directly with the production of the business lines.

Also contributing to the increase in salary and benefit expense were our annual salary increases for existing staff, which took place in April 2005. In addition, expenses rose as our full-time-equivalent (FTE) employee count grew from 201 FTE’s to 218 FTE’s over the past 12 months. These additions consisted primarily of positions pertaining to the origination and/or servicing of our loan portfolio or retail deposits. While incentive compensation expenses tend to be variable, base salary represents more of a fixed cost, subject to increases during times of operational expansion.

Our salary expense declined between the first and second quarters of 2005, despite the annual salary increases in April, due to the deferral of certain salary expenses related to loan originations. In accordance with current accounting standards, certain loan origination costs, including some salary expenses tied to loan origination, are deferred and amortized over the life of each loan originated, rather than expensed in the current period. Expenses are then reported in the financial statements net of these deferrals. The amount of expense subject to deferral and amortization can vary from one period to the next based upon the number of loans originated, the mix of loan types, and year-to-year changes in “standard loan costs”. In this instance, the number of loans originated by our Business Banking, Residential, and Sales Finance lending areas in the second quarter of 2005 exceeded the number of loans originated in the first quarter. Consequently, the amount of salary expense to be deferred and amortized increased between the two quarters, reducing our second quarter salary expense. Also contributing to the reduction between quarters was the departure of a senior vice president-level manager in one of our support departments at the end of the first quarter. As we are actively recruiting for a replacement for this position, this cost reduction is expected to be temporary.

Quarter Ended	FTE at Quarter End	Salaries	Commissions & Incentive Bonuses
June 30, 2004	201	$2,239,000	$441,000
September 30, 2004	214	$2,276,000	$541,000
December 31, 2004	220	$2,481,000	$855,000
March 31, 2005	219	$2,621,000	$511,000
June 30, 2005	218	$2,526,000	$927,000

Occupancy Expense

Occupancy expense increased $200,000, or 31% relative to the second quarter of last year, based primarily on higher software licensing costs and depreciation expense. For the six months ended June 30, 2005, occupancy expenses increased $288,000, or 21%, from the same period in 2004.

	2Q 2005	2Q 2004	YTD 2005	YTD 2004
Rent Expense	$81,000	$78,000	$159,000	$161,000
Utilities & Maintenance	140,000	138,000	329,000	313,000
Depreciation Expense	395,000	319,000	734,000	634,000
Other Occupancy Costs	233,000	114,000	411,000	237,000
Total Occupancy Expenses	$849,000	$649,000	$1,633,000	$1,345,000

Depreciation expense rose by $76,000 compared to the second quarter of last year, due to capital expenditures made over the last 12 months for banking center remodel projects, growth in our information systems infrastructure, and investment in enterprise software. We expect these costs to continue to rise in the second half of 2005 as we complete the remodeling projects on our First

Mutual Center headquarters building and additional banking centers and begin depreciating those new assets.

The majority of the increase in occupancy expense occurred in “other occupancy costs,” which includes items such as real estate and personal property taxes, the purchase of non-capitalized equipment, and software licensing. For the second quarter of 2005, our computer equipment costs accounted for most of this category’s increase, rising $95,000 over the prior year, primarily as a result of non-capitalized equipment expenditures associated with the relocation of several departments to recently remodeled areas of the First Mutual Center. Another factor that increased expenses this quarter was higher software licensing fees due to our new licensing agreement with Microsoft.

Other Noninterest Expense

Other noninterest expense declined by $37,000, or 2%, and was driven by lower expenditures for legal fees, data processing, and business and occupation taxes. Largely offsetting these reductions were increased marketing, loan processing and charitable contributions expenses. For the six-month period ending June 30, 2005, other noninterest expense increased by $415,000, or 11%, over the same six-month period in 2004.

	2Q 2005	2Q 2004	YTD 2005	YTD 2004
Marketing & Public Relations	$350,000	$302,000	$704,000	$588,000
Credit Insurance	346,000	346,000	679,000	503,000
Outside Services	154,000	168,000	352,000	317,000
Taxes	84,000	108,000	225,000	235,000
Information Systems	226,000	283,000	473,000	499,000
Other	802,000	792,000	1,662,000	1,538,000
Total Other Noninterest Expenses	$1,962,000	$1,999,000	$4,095,000	$3,680,000

The most significant growth in the second quarter’s other noninterest expense came from loan processing costs. These costs which are included in the other noninterest expense category above, increased $64,000 relative to the second quarter of 2004. As with salaries, loan processing costs are another category of expense subject to deferral and capitalization of loan origination costs, and the majority of the increase was attributable to a reduction in the amount of expenses deferred compared to 2004. The amount of processing expense subject to deferral for several loan types, most notably custom construction loans, declined relative to last year. This caused our net expenses to rise substantially as we were unable to defer and amortize as many of these costs as we did in the second quarter of 2004. On a year-to-date basis, our loan processing expenses were up $78,000 over last year.

Another component of our other noninterest expense category, charitable contributions, also increased markedly during the second quarter. The increase can be attributed to a number of donations that were made to various Eastside non-profit organizations. On a year to-date-basis, donations rose $43,000 from last year.

Advertising expenses, which represent the majority of our marketing and public relations expenses above, rose $40,000, or 18%, in the second quarter over the same period in 2004. The growth in these expenses can be attributed to an increase in both our radio and local newspaper advertising. On a year-to-date basis, marketing expenses rose $103,000, or nearly 22%, from the same period last year.

Additionally, although there was no change in our credit insurance expense for the quarter, it should be noted that in the second quarter of 2004 we incurred an additional accrual of $162,000, which greatly increased our credit insurance expenses during that period. For the year-to-date period, our credit insurance expenses have risen $176,000, or 35%, based on growth in the balances of insured sales finance loans, including both the loans in our portfolio as well as those serviced for other institutions.

Significant decreases in a number of expense categories included our legal expense, which declined $68,000, or 49%, from the same quarter last year. In addition to lower legal fees, our expenses were further reduced as a result of receiving refunds for legal expenses from several borrowers.

Another area where other noninterest expense declined considerably was our information systems expenses. In the second quarter these expenses fell $57,000, or over 20%, compared to the same period last year. We received a $25,000 credit from our primary services provider due to a change in pricing, in addition to submitting fewer work orders during the second quarter. For the year-to-date period, our information systems expenses declined $26,000, or 5%, compared to last year.

Our tax expenses were also much lower in the second quarter, declining $24,000 or nearly 22%, from their second quarter 2004 level. The reduction in these expenses was largely attributable to an adjustment of $27,000 in B&O taxes and a $10,000 refund of taxes from the State of Oregon. For year-to-date 2005, our tax expenses decreased $10,000, or 4%, compared to the first six months of 2004. These adjustments reflected lower actual payments compared to estimated accruals.

REVIEW OF FINANCIAL CONDITION

Assets

Assets increased 4% in the first six months of 2005, totaling $1,045 million at June 30, 2005, up from $1,004 million at the 2004 year-end, based primarily on growth in our loan portfolio.

Securities

We classify investment securities in one of the following categories: 1) trading, 2) available-for-sale, or 3) held-to-maturity. Securities classified as available-for-sale are reviewed regularly, and any unrealized gains or losses are recorded in the shareholders’ equity account. As of June 30, 2005, the balance of the unrealized loss, net of federal income taxes, was $349,000, compared to an unrealized loss at year-end 2004 of $510,000. Generally, falling interest rates will increase the amount recorded as unrealized gain, and rising rates will decrease any unrealized gains, as the market value of securities inversely adjusts to the change in interest rates.

	Securities	Assets	Percentage of Assets
	(Dollars in thousands)
December 31, 2004	$131,944	$1,003,783	13%
June 30, 2005	$129,093	$1,045,470	12%

Security investments (available-for-sale and held-to-maturity) declined from their level as of the 2004 year-end, decreasing slightly less than $3 million over the last six months. With the securities purchased in 2004, we still believe the current size of our portfolio to be adequate, and do not anticipate additional securities purchases, other than the amount necessary to maintain the current portfolio level.

Loans

Loans receivable, excluding loans held-for-sale, increased by $33 million from $809 million at the 2004 year-end to $842 million at the end of the second quarter, as loan originations increased 11% over the second quarter of last year to $137 million. Income property loans accounted for 37% of our loan portfolio at the end of the second quarter, down 3% relative to the 2004 year-end and down from 43% as of June 2004. Business banking loans totaled 13% of the loan portfolio, unchanged compared to the 2004 year-end and 2% higher than a year ago, while commercial construction loans remained unchanged at 3% of loans. Single-family mortgage loans, generally non-conforming and including loans held-for-sale, increased to 24% of the portfolio at quarter-end, compared to 21% at the end of the second quarter last year and 22% as of the 2004 year-end. Single-family construction loans remained relatively consistent and accounted for 11% of total loans for this quarter and for the second quarter last year. Construction loans at year end 2004, however, were slightly lower at 10%. Consumer loans, largely home-improvement loans originated on a national scale through the Sales Finance Division, remained at 12% of the loan portfolio for the quarter which was unchanged compared to the 2004 year end but slightly higher than the 11% that was recorded for the first six months of 2004.

When taking into account our expected production volumes, payoffs, and loan sales for all lending divisions, we expect loan growth in the range of $0-$5 million for the third quarter of 2005. The anticipated increase in commercial loan sales is projected to offset the loan growth in the other business lines.

Servicing Assets

Servicing assets grew by $557,000 or 36%, in the six-month period ending June 30, 2005. Earlier this year, most of the growth in our servicing assets was attributable to sales of consumer loans originated by our Sales Finance lending area, as illustrated by the “Consumer” servicing assets line in the table below. For the quarter-ended June 30, 2005, however, sales of these loans were minimal relative to prior quarters, after we revised our loan sales strategy and decided to substantially reduce our loan sales, selling only sufficient volumes to ensure the continuity of the market. This strategy may be reevaluated and subject to further modification based on factors including, but not limited to future loan production and/or market conditions.

For the second quarter of 2005, the majority of the growth in our servicing assets was attributable to commercial loan sales, in particular, the sale of a large commercial real estate credit in June 2005 that included both the construction financing as well as the permanent mortgage to refinance that loan following the completion of construction.

Historically, the commercial real estate loans we originate have been retained in our portfolio, and sales of participations in these loans have been utilized to limit our aggregate credit exposure to specific borrowers. During the second quarter, however, we experienced increased interest in and opportunities for sales of commercial real estate loan participations. Consequently, we are currently considering the merits of expanding our commercial real estate loan sales and potentially originating credits with the intent to sell, rather than portfolio the loans.

	2Q 2005	1Q 2005	4Q 2004	3Q 2004
Servicing Assets:
Commercial	$311,000	$151,000	$173,000	$134,000
Residential	11,000	12,000	13,000	17,000
Consumer	1,760,000	1,730,000	1,339,000	1,085,000
Total	$2,082,000	$1,893,000	$1,525,000	$1,236,000

Loan Balances Serviced for Others	$122,154,000	$120,898,000	$117,852,000	$109,226,000

Servicing assets represent the deferred servicing rights generated from sales of loans that are sold servicing retained, offset by the amortization and prepayments of loans serviced, as well as any impairment charges that may occur. Although the increases in servicing assets have not been a major factor in our overall asset growth, this area is expected to continue increasing with the anticipated future sales of commercial loans.

Liabilities

In the first six months of this year, our total deposit balances rose 7% from their year-end levels, totaling $720 million at the end of the second quarter. Our checking and money market balances, however, declined $1 million from their 2004 year-end level as balances migrated from these accounts to time deposits earlier this year. This migration represented a departure from the trend observed over the last few years, in which growth of checking and money market balances accounted for the majority of all deposit growth. In the second quarter of 2005, however, the migration appears to have abated, as checking and money market balances grew $11 million, or 5%, between the ends of the first and second quarters.

 The shift in balances in the first quarter from money market accounts to certificates of deposit occurred as the rate differential between the two product types began to widen. In 2004, while short-term interest rates remained at historically low levels, the rates offered on time deposits were only modestly higher than those on money market accounts, and consequently viewed by many investors as unattractive. As a result, these depositors often chose to keep their balances in money market accounts, accepting slightly lower yields in exchange for the greater liquidity offered by these accounts. Earlier this year, as the increases in short-term market interest rates that began in the second quarter of 2004 started affecting the yields on retail deposits, the rates paid on time deposits rose at a faster pace than those paid on money market accounts. This resulted in time deposits becoming more attractive, making it more difficult to retain or grow checking and money market balances without incurring exorbitant marginal expense to do so, as any rate increases would apply not only to any newly opened accounts, but all existing balances as well. With checking and money market balances showing signs of recovery over the last couple months, we are not currently anticipating significant future migration from checking and money market accounts to time deposits.

Utilization of FHLB advances, our preferred supplemental funding mechanism, declined $6 million to $228 million for the six-month period ending June 30, 2005 as the deposit growth described above, along with retained earnings supported our asset growth. As of June 30, 2005, we had the authority to borrow up to a total of nearly $418 million in FHLB advances, subject to sufficient collateral to support those advances.

ASSET QUALITY

Provision and Reserve for Loan Loss

This quarter’s provision for reserve for loan losses, which was approved by the Audit Committee of the Board of Directors, was little changed from the second quarter 2004 level, increasing from $440,000 last year to $450,000 for the current quarter. The provision in the two previous quarters, the fourth quarter of 2004 and first quarter of 2005 were $350,000 and $400,000, respectively. The provision for loan losses reflects the amount deemed appropriate to produce an adequate reserve for possible loan losses inherent in the risk characteristics of the loan portfolio. In determining the appropriate reserve balance, we consider the amount and type of new loans added to the portfolio, our level of non-performing loans, the amount of loans charged-off, and the economic conditions in which we currently operate.

The provision for the second quarter is largely due to the inherent risks identified in the portfolio. Net portfolio loans totaled $832 million as of June 30, 2005, an increase of 6% from $785 million at the end of June last year. Also affecting the level of our reserve for loan losses were our net loan charge-offs, which totaled $231,000 for the quarter ended June 30, 2005, up substantially from the $161,000 level for the same quarter last year. On a sequential quarterly basis, the net charge-offs totaled $211,000 in the previous quarter and $206,000 in the fourth quarter of 2004. Due to their unique characteristics, our sales finance loans comprise the bulk of our loan write-offs, though they only constitute approximately 9% of the total loan portfolio. This pattern of sales finance loans representing the largest category of charge-offs is generally consistent with the trends that we have experienced in prior years. Please see the section, “Sales Finance (Home Improvement) Loans” for a further discussion of this business line.

Non-Performing Assets

Our non-performing assets declined from $1,154,000 at June 30, 2004 to $797,000 at the end of the second quarter of 2005. The current level of non-performing assets also improved relative to the year-end 2004 level of $1,007,000. The ratio of non-performing assets to total assets was 0.08% as of June 30, 2005, which compares to 0.10% at the end of 2004 and 0.12% as of June 30, 2004. By comparison, the ratio for all FDIC-insured institutions as of March 31, 2005 totaled 0.50%.*

* FDIC Quarterly Banking Profile, First Quarter 2005

Noted below is a summary of our exposure to non-performing loans and repossessed assets as of June 30, 2005:

Three single-family residences, one in Oregon, one in Idaho, and one in Washington. No anticipated loss.	$461,000
Sixty-two consumer loans. Full recovery anticipated from insurance claims.	290,000
One consumer loan. No anticipated loss.	8,000
Six consumer loans. Possible loss of $34,000.	34,000

TOTAL NON-PERFORMING LOANS	$793,000
TOTAL REAL ESTATE OWNED AND REPOSSESSED ASSETS	4,000
TOTAL NON-PERFORMING ASSETS	$797,000

PORTFOLIO INFORMATION

Commercial Real Estate Loans

The average loan size (excluding construction loans) in the Commercial Real Estate portfolio was $753,000 as of June 30, 2005, with an average loan-to-value ratio of 63% (based upon the appraised value at origination or subsequent appraisal, if applicable). At quarter-end, none of these commercial loans were delinquent for 30 days or more. Small individual investors or their limited liability companies and business owners typically own the properties securing these loans. At quarter-end, the portfolio was 44% residential (multi-family or mobile home parks) and 56% commercial.

The loans in our commercial real estate portfolio are well diversified, secured by small retail shopping centers, office buildings, warehouses, mini-storage facilities, restaurants and gas stations, as well as other properties classified as general commercial use. To diversify our risk and to continue serving our customers, we sell participation interests in some loans to other financial institutions. About 14% of commercial real estate loan balances originated by the Bank have been sold in this manner. We continue to service the customer’s loan and are paid a servicing fee by the participant. Likewise, we occasionally buy an interest in loans originated by other lenders. About $12 million of the portfolio, or 3%, has been purchased in this manner.

Sales Finance (Home Improvement) Loans

Loan production for both the second quarter and first six months of 2005 was essentially unchanged over the same periods a year earlier, at $20 million and $36 million, respectively. However, due to a reduced level of loan sales during the second quarter, the portfolio increased by $7 million to $74 million. Prepayment speeds continue to remain in a range of between 30% and 40%, annually.

	Bank Portfolio Balance	Servicing Balance	Insured Balance (Bank Portfolio and Servicing Balance)
June 30, 2004	$67 million	$22 million	$39 million
September 30, 2004	$68 million	$31 million	$45 million
December 31, 2004	$69 million	$37 million	$48 million
March 31, 2005	$67 million	$44 million	$50 million
June 30, 2005	$74 million	$45 million	$53 million

During the second quarter 2005, the average new loan amount was $10,600. The average loan balance in the entire portfolio is $9,300. The yield on this portfolio is 9.94%, which has a net interest margin of 6.78%. Loans with principal balances representing 40% of the Bank’s portfolio balance have credit insurance in place, and 35% (by balance) of the loans originated in the second quarter were insured.

Noted below is the charge-off table for the uninsured portfolio and the claims experience table for the insured portfolio:

UNINSURED PORTFOLIO
	FMB Balance	Net Charge-Offs	Charge-offs as a Percent (%) of Portfolio	Delinquent Loans (% of FMB Portfolio)
June 30, 2004	$41 million	$136,000	0.33%	0.51%
September 30, 2004	$40 million	$ 71,000	0.18%	0.75%
December 31, 2004	$41 million	$100,000	0.24%	0.66%
March 31, 2005	$40 million	$141,000	0.35%	0.62%
June 30, 2005	$44 million	$147,000	0.33%	0.77%

INSURED PORTFOLIO
	Claims Paid	Claims as a Percent (%) of Insured Balance	Delinquent Loans (% of FMB Portfolio)
June 30, 2004	$315,000	0.89%	1.51%
September 30, 2004	$265,000	0.64%	2.11%
December 31, 2004	$492,000	1.06%	2.58%
March 31, 2005	$516,000	1.05%	2.75%
June 30, 2005	$359,000	0.70%	3.23%

Our portfolio at June 30, 2005, totaled $74 million, of which $30 million was insured. The $44 million of uninsured loans with an average credit score of 735 has performed at a fairly consistent level in terms of loan losses as a percent of the portfolio over the last five quarters, ranging from 0.18% to 0.35% during that time. The lower credit score insured portfolio, which has an average credit score of 669, has performed much differently. Losses incurred in that portfolio are submitted to our credit insurer for reimbursement. The claims experience in the last 12 months has ranged between 0.64% and 1.06% of insured balances. The delinquency ratios on the insured portfolio have ranged between 1.51% and 3.23% over the last five quarters.

Our contract with the credit insurer provides for a maximum exposure limit of 10% of the loan balances.  Each year’s loan production that is insured is treated as a separate portfolio in terms of the 10% limit. The following table shows the June 30, 2005 standing of each policy year.

		Current	Original		Remaining	Limit as % of	Current
Policy	Loans	Loan	Loss	Claims	Loss	Remaining	Delinquency
Year	Insured	Balance	Limit	Paid	Limit	Balance	Rate
2002/03	$21,850,000	$11,500,000	$2,185,000	$1,547,000	$638,000	5.5%	4.30%
2003/04	$35,000,000	$23,700,000	$3,500,000	$880,000	$2,620,000	11.1%	5.12%
2004/05*	$19,850,000	$17,660,000	NA*	$9,000	NA*	NA*	1.37%
* Policy year closes on 9/30/2005

Our preference is that the remaining lifetime loss limit be at least 10% of the remaining balance of the loans from that policy year.  Levels below 10% indicate a higher possibility that the remaining lifetime loss limit for that policy year could be extinguished, resulting in credit risk to the Bank on the loans remaining from that policy year. The first policy year has not performed to expectations. The underwriting approval criteria were tightened in 2004 in reaction to these trends, and the results for both the second and third policy year appear to reflect these changes positively. We are currently in discussions with an insurer about extending the insurance coverage on the first policy year beyond the 10% limit stated above.

Residential Lending

The residential lending portfolio totaled $283 million on June 30, 2005, and consisted of $162 million of adjustable-rate permanent loans (57% of the total), $4.4 million of fixed-rate permanent loans (2% of the total), $76 million of disbursed balances on custom construction loans (27% of the total), $34.7 million of loans on residential building lots (12% of the total), and $5 million of loans that are held for immediate sale in the secondary market (2% of the total). The portfolio has performed in an exceptional manner, and currently has only three loans, or 0.23% of loan balances, that are delinquent more than one payment.

The average loan balance in the permanent-loan portfolio is $189,000, and the average balance in the building lot portfolio is $113,000. Owner-occupied properties constitute 69% of the loan balances. Our portfolio program underwriting is typically described as non-conforming. The portfolio generally consists of loans that, for a variety of reasons, are not readily salable on the secondary market at the time of origination. The yield earned on the portfolio is generally much higher than the yield earned on a more typical “conforming underwriting” portfolio. We underwrite the permanent portfolio loans by focusing primarily on the borrower’s good or excellent credit and our overall exposure on the loan. We manually underwrite all loans and assess the loans for compensating factors to offset the non-conforming elements of those loans.

On June 30, 2005, we had $11 million of loans in the portfolio where the borrowers are making “interest only” payments on the loans until their first interest rate change date (at which time the loan converts to normal amortizing payments). This represents about 7% of the permanent residential lending portfolio. The loans with the interest-only feature are underwritten using a payment of full principal and interest in the calculation of monthly debts. This insures that loans are not made to borrowers who only qualify due to the interest-only payment feature on the loan. Although we believe that those loans are well underwritten, and to date our experience with those loans has been favorable, we recently made the decision to sell a majority of the interest-only loans to other investors. We are seeking buyers for the pool of loans currently on the books and for new originations. We do not originate the “Option ARM” product, where borrowers are given a variety of monthly payment options, which include the possibility of negative amortization.

As of June 30, 2005, we held about $1.7 million of low-documentation loans on our books (or approximately 1% of the permanent-loan portfolio). These loans allow lower levels of documentation to verify a borrower’s income or assets. Through a combination of the borrower’s equity in the property and the purchase of mortgage insurance on each individual loan, all low-documentation loans have a less than 70% loan-to-value exposure to the Bank. Until such time as we have an established track record with the performance of low-documentation residential mortgages, we have established a limit of 1% of the Bank’s loan portfolio for them.

Portfolio Distribution

The loan portfolio distribution at the end of the second quarter was as follows:

Single Family (including loans held-for-sale)	24%
Income Property	37%
Business Banking	13%
Commercial Construction	3%
Single Family Construction:
Spec	2%
Custom	9%
Consumer	12%

Adjustable-rate loans accounted for 90% of our total portfolio.

DEPOSIT INFORMATION

The number of business checking accounts increased by 19%, from 1,750 at June 30, 2004, to 2,088 as of June 30, 2005, a gain of 338 accounts. The deposit balances for those accounts grew 62%. Consumer checking accounts also increased, from 6,244 in the second quarter of 2004 to 7,183 this year, an increase of 939 accounts, or 15%. Our total balances for consumer checking accounts rose 16%.

The following table shows the distribution of our deposits.

	Time Deposits	Checking	Money Market Accounts	Savings
June 30, 2004	65%	12%	22%	1%
September 30, 2004	63%	13%	23%	1%
December 31, 2004	61%	14%	24%	1%
March 31, 2005	64%	13%	22%	1%
June 30, 2005	64%	14%	21%	1%

BUSINESS SEGMENTS

The management reporting process measures the performance of the operating segments based on the management structure of the Bank and is not necessarily comparable with similar information for any other financial institution.

The reportable segments include the following:

•
Consumer Lending - Consumer lending includes home equity lending, direct consumer loans, and indirect home improvement loans (Sales Finance). These loans include lines of credit and loans for primarily consumer purposes.

•
Residential Lending - Residential lending offers loans to borrowers to purchase, refinance, or build homes secured by one-to-four-unit family dwellings. They also finance the purchase or refinance of buildable residential lots.

•
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

•
Income Property Lending - Income Property Lending offers permanent and interim construction loans for multifamily housing (over four units), manufactured housing communities, commercial real estate properties, and spec single-family construction. The underlying real estate collateral being financed typically secures these loans.

Each of these business segments also sells loans into the secondary market. We may choose to retain or sell the right to service the loans sold (i.e. collection of principle and interest payments) depending upon market conditions.

These segments are managed separately because each business unit requires different processes and different marketing strategies to reach the customer base that purchases the products and services. The segments derive a majority of their revenue from interest income, and we rely primarily on net interest revenue in managing these segments. No single customer provides more than 10% of the Bank’s revenues.

Consumer Lending

	Quarter Ended		Six Months Ended
	Net Income	Return on Equity	Net Income	Return on Equity
June 30, 2005	$127,000	5.40%	$514,000	11.45%
June 30, 2004	201,000	10.29%	569,000	14.40%
June 30, 2003	(46,000)	(3.15%)	(120,000)	(4.49%)

Net income for the Consumer Lending segment totaled $127,000 and $514,000 for the quarter and six months ended June 30, 2005, representing declines of 37% and 10% relative to the comparable 2004 results. These declines were attributable to reductions in the segment’s net interest income combined with growth in noninterest expense. The impact of these changes was partially offset by additional noninterest income relative to the prior year.

The Consumer segment’s earning assets totaled nearly $117 million as of June 30, 2005, an increase of almost 10% over the prior year level. This represented a significant reduction from the 29% earning asset growth achieved between June 30, 2003 and 2004. The decline in asset growth can be attributed to a combination of a slow down in the growth rate for originations of our sales finance (home improvement) loans and the increased sales of these loans from our portfolio.

Between late 2002 and late 2003, the vast majority of sales finance loans were retained within our portfolio. As loan production increased and the portfolio gained in size, we elected to utilize loan sales to manage that growth, with sales resuming in late 2003 and continuing through the present time. This resulted in a significant deceleration in earning asset growth in 2004 and 2005. In the second quarter of 2005, after evaluating the yields and credit history of these loans, we revised our plan such that we now expect to substantially reduce our sales of these loans, selling only sufficient volumes to ensure the continuity of the market. As a result, we expect these loans, which represented about 9% of our total loans at the quarter-end, will slowly grow as a percentage of total loans, and that our interest income will increase accordingly. This strategy may be reevaluated and subject to further modification based on factors including, but not limited to future loan production and/or market conditions.

With the slowdown in earning asset growth and the primarily fixed-rate nature of the loans in the portfolio, the Consumer Lending segment’s interest income only increased approximately 13% and 12% from the quarter and six months ended June 30, 2004.

By comparison, interest expense rose 58% and 46% relative to the quarter and six months ended June 30, 2004, based on increases in the retail deposit and wholesale funding rates, as well as the cost of the additional funds required to support the growth in earning assets. Funding costs bank-wide had declined over the 2002 to 2004 timeframe as rates on our time deposits gradually repriced at lower levels after market interest rate indexes fell between 2001 and 2003. Near the end of 2004, however, the rates paid on our deposits began to trend upwards. This upward movement accelerated earlier this year, as competition for deposits in our local market increased significantly, pushing time-deposit rates substantially higher. These effects were then compounded as we observed balances moving from our lower cost checking and money market accounts to higher rate certificates.

As a result of these conditions the Consumer segment’s net interest income declined approximately $49,000 and $18,000 from the levels in the second quarter and first half of 2004. Following a reduction in the provision for loan loss of $2,000 for the second quarter, and an increase of $41,000 for the first half, the segment’s net interest income after provision declined $47,000 and $58,000 relative to the same periods in 2004.

The segment’s noninterest income rose 62% for the second quarter and 97% on a year-to-date basis, due primarily to a significant increase in service fee income. Servicing fees earned on the consumer loans serviced for others totaled $341,000 and $641,000 for the quarter and six months ended June 30, 2005, up from $65,000 and $88,000 for the same periods in 2004. This increase in consumer loan service fees was attributable in large part to a change in the amortization period assumed for the underlying servicing asset.

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

In addition to the effects of this change, the income received for servicing consumer loans has grown as a result of the increased level of sales finance loan sales over the last several quarters, and corresponding growth in our portfolio of consumer loans serviced for others. Based on our decision to reduce sales of consumer loans in the future and instead retain a greater percentage of these loans within our portfolio, the rapid growth in fee income earned on the portfolio of serviced consumer loans in recent quarters is not expected to continue in future quarters.

With gains of $201,000 in the second quarter, consumer loan sales remained a major contributor to the Consumer segment’s profitability. While this represented a 22% decline from the gains realized in the second quarter of 2004, our pricing and execution improved, as the volume of loans sold declined 34% to $5.0 million, versus $7.6 million in the second quarter of last year. Similarly, through the first six months of 2005, gains on consumer loan sales increased $170,000, or 32%, despite the volume of loans sold increasing less than 3%. As noted above, in the second quarter of this year, we revised our plan such that we now expect to substantially reduce our sales of these loans.

The Consumer Lending segment’s noninterest expense increased $299,000, or 21% in the second quarter of 2005 compared to the prior year, attributable primarily to higher administrative and support costs allocated to this segment. Included in these allocated costs are expenses related to our Consumer Loan Administration and Asset Management departments. The Consumer Loan Administration and Asset Management expenses allocated to this segment have risen based on the increased efforts required to manage the growing sales finance portfolio, including those loans serviced for others.

For the six months ended June 30, 2005, noninterest expense increased $752,000, or 29% relative to the prior year. In addition to the allocated expenses described above, credit insurance premium expense on the insured part of our sales finance portfolio contributed significantly to the increase. The insurance premium expense pertains to a credit insurance policy which insures us against default risk on sales finance loans to borrowers with credit scores below 720, and has risen as our portfolio of insured loans has increased in size. This insurance contract contains a variable premium that ranges between a low of 0.60% and a ceiling of 2.70% (as an annualized percentage of the outstanding insured balances). We expect a premium of 2.70%, though the final premium will be determined at a later date based on our actual loan loss history. While there is the possibility that our loss experience in the future will be more favorable, in which case we could receive a rebate on premiums paid, we do not at this time anticipate any future rebates.

Residential Lending

	Quarter Ended		Six Months Ended
	Net Income	Return on Equity	Net Income	Return on Equity
June 30, 2005	$870,000	25.07%	$1,617,000	24.57%
June 30, 2004	750,000	28.80%	1,384,000	27.35%
June 30, 2003	456,000	26.49%	901,000	27.42%

Net income for the Residential Lending segment totaled $870,000 for the second quarter of 2005, representing a 16% increase over the second quarter of 2004. Through the first six months of this year, net income of $1.6 million exceeded the prior year’s mark by nearly 17%. The increase in net income resulted from growth in both net interest and noninterest income, which was partly offset by rising operating expenses.

Earning assets for the Residential segment totaled $327 million as of June 30, 2005, a 19% increase over the June 30, 2004 level. With these additional assets, interest income earned on the portfolio totaled $5.1 million and $9.7 million for the three and six months ended June 30, 2005, representing increases of 30% and 29% over the same periods last year. Interest expense, however, rose 44% and 40% relative to the second quarter and first half of last year due to the rising funding rates described above and the cost of the additional funds required to support the earning asset growth. The increase in funding costs, combined with $10,000 and $36,000 increases in the quarterly and year-to-date provisions for loan losses, reduced the overall increase in the Residential segment’s net interest income after provision to approximately 21% over both the second quarter and first half 2004 levels.

The Residential Lending segment’s noninterest income increased $121,000 and $161,000, or 64% and 45%, relative to the second quarter and first half of 2004, based largely on higher loan fees, particularly prepayment fees. In recent quarters, short-term interest rates have continued to rise, while longer-term interest rates, such as the 10-year U.S. Treasury rate, which are more indicative of mortgage rates, have tended to move within a range and without any discernible upward or downward tendency. Combined, these movements have resulted in a flattening of the yield curve. We believe that this flattening, and expectations that rates could move upwards in the foreseeable future, have contributed to the higher level of loan payoffs and prepayment fees observed over the last several quarters. As this flattening of the yield curve reduces the rate differential between short- and long-term financing costs, the financial incentive for borrowers to use shorter-term, adjustable-rate financing rather than longer-term, fixed-rate loans diminishes. This, in turn, provides borrowers with short-term or adjustable-rate loans with an incentive to refinance with long-term fixed rates. Given the uncertainties in interest rates and borrower expectations, we do not know if the higher level of prepayment fee income is likely to continue.

Partially offsetting this year’s income growth were increases of $445,000 and $750,000, or 31% and 27% in the Residential segment’s noninterest expense. Among the segment’s direct expenses, the most significant contribution to the increase was additional compensation expense, particularly incentive compensation, driven by higher loan officer commissions resulting from increased loan production volumes, along with incentive compensation accrued for administrative and support personnel in the second quarter. Also contributing to the additional expense in 2005 were rising administrative and other allocated costs. The administrative costs include expenses for both general corporate activities, which are allocated to all the business segments, as well as loan servicing and administration costs attributable to the Residential Lending segment’s originations and portfolio management. Other allocated expenses included expenses incurred at the banking centers and allocated to the Residential Lending segment. These allocations have increased with the growth of the Residential segment.

Business Banking Lending

	Quarter Ended		Six Months Ended
	Net Income	Return on Equity	Net Income	Return on Equity
June 30, 2005	$58,000	2.15%	$3,000	0.06%
June 30, 2004	(173,000)	(9.55%)	(209,000)	(5.63%)
June 30, 2003	1,000	0.05%	15,000	0.46%

Our Business Banking segment is one of the newer business lines in which we have invested, and continue to invest our resources with the eventual goal of achieving our targeted 15% return on equity and consistent year-over-year earnings growth. At this time, these results have not yet been achieved, nor do we anticipate reaching these goals in 2005. We continue to invest in this segment, however, based upon its ability to attract low-cost core deposits, which help reduce our overall cost of funds, the diversification it brings to our portfolio of earning assets, and the potential it offers for generating longer-term relationship-banking opportunities and additional sources of noninterest income.

For the quarter and six months ended June 30, 2005, the Business Banking segment’s net interest income after provision for loan losses rose $462,000 and $909,000, or 49% and 48%, relative to the same periods in 2004. These were the highest percentage net interest income increases among our four business lines, and the second highest dollar increases behind the Residential Lending segment. Like the Consumer and Residential segments, the Business Banking segment succeeded in building incremental assets over the second quarter of last year, with earning assets totaling nearly $132 million as of June 30, 2005, an increase of 32% over the level one year earlier.

Also contributing to the increase in interest income was the prevalence of prime-based loans in the business banking portfolio. Most of the adjustable-rate loans in our portfolio reprice according to contractually defined schedules, most commonly on an annual basis. The rates on prime-based loans, on the other hand, typically adjust in response to any change in the prime rate. Consequently, these loans reprice within days of any change to the index, rather than at a specified reset date potentially months into the future, and may reprice on several occasions over the course of the year, as has been the case over the last 12 months.

Noninterest income for the Business Banking segment increased dramatically, up $193,000 for the quarter and $207,000 for the first half of 2005 relative to the prior year, driven by a $151,000 gain on the sale of a commercial real estate credit that included both the construction financing as well as the permanent mortgage to refinance that loan following the completion of construction. Given the unique nature of this transaction, we cannot predict the probability that similar deals could occur in the future. Also contributing to the segment’s noninterest income growth has been the expansion of the Business Banking segment’s deposit base, measured by both total deposit balances as well as the number of open accounts. Fee income earned on these additional deposits has contributed to the improvement in noninterest income, and is expected to generate additional noninterest income for the segment in the future.

Partially offsetting the additional net interest and noninterest income, however, were an additional $306,000 in noninterest expense for the quarter and $794,000 for the six-month period relative the prior year. The primary drivers of the additional noninterest expense were increases in compensation expense, particularly loan officer commissions and other incentive compensation, as well as expenses from our retail banking centers allocated to the Business Banking segment. The additional compensation expense was due to a combination of a return to a normal level of loan officer commissions this year, compared to a below average level of expense in early 2004, along with incentive compensation accrued for administrative and support personnel in the second quarter. The expenses from our retail banking centers allocated to the Business Banking segment have increased largely as a result of the strong growth of our business checking and other commercial deposit accounts.

Income Property Lending

	Quarter Ended		Six Months Ended
	Net Income	Return on Equity	Net Income	Return on Equity
June 30, 2005	$1,462,000	19.17%	$2,968,000	19.53%
June 30, 2004	1,408,000	19.23%	2,757,000	19.06%
June 30, 2003	1,618,000	22.65%	3,322,000	23.32%

For the second quarter and first six months of 2005, the Income Property segment’s net income rose 4% and 8% from its respective 2004 levels following relatively modest increases in net interest and noninterest income and operating expenses.

The segment’s net interest income after provision for loan loss rose $39,000, or 1%, for the quarter and $330,000, or 4% for the year-to-date period relative to 2004, based on 9% and 10% interest income growth and offsetting 24% and 20% increases in interest expense. The Income Property segment has not benefited from the sort of year-over-year earning asset growth exhibited by the other segments, and instead saw its earning assets fall to $419 million as of June 30, 2005, a decline of 6% relative to June 30 of last year. The decline was largely attributable to higher than expected prepayments on the loan portfolio, likely motivated by the same factors described above in the Residential segment section, though the segment did conduct some loan sale activity in the second quarter, following no loan sales in the first quarter of this year.

Historically, the commercial loans we originate have been retained in our portfolio, and sales of participations in these loans have been utilized for the purpose of limiting our aggregate credit exposure to specific borrowers. During the second quarter, however, we experienced increased interest in, and opportunities for, sales of commercial loan participations. Consequently, we are currently considering the merits of expanding our commercial loan sales and potentially originating credits with the intent to sell, rather than portfolio the loans. Specifically, we would continue to portfolio those income property loans that meet our credit standards and our pricing hurdles, while seeking opportunities to earn fees by selling those income property loans we choose not to portfolio. In the event we determine that such a strategy would be more favorable than our historical practice, we would likely increase our sales of commercial loans, which could potentially lead to a further reduction in the size of our Income Property segment’s loan portfolio. We do not anticipate that these potential sales would impact the other three segments, where we would expect the loan portfolios to continue to grow.

Noninterest income for the Income Property segment increased $96,000 and $20,000, or 35% and 4%, relative to the second quarter and first half of 2004. As with the Residential segment, higher loan fees, and specifically prepayment fees, were responsible for much of the increase relative to the prior year levels.

In contrast to the other business segments, noninterest expense for the Income Property segment exhibited little change compared to the same timeframe last year, increasing $53,000, or 3% for the quarter and $30,000, or less than 1% for the first six months of the year.  As noted above, the asset growth exhibited by the other business lines was not observed with the Income Property segment.  Instead, the Income Property segment remained relatively static as the other business lines grew their operations and became larger components of our overall asset mix.

Consequently, for a number of different expenses that we allocate out to the business segments, such as banking center and administrative costs, the percentages allocated to other business lines increased with their activity and asset balances, and reduced the percentage allocated to the Income Property segment relative to last year.

For the remainder of 2005, we expect to see the Income Property segment’s noninterest expenses increase relative to the levels for the same periods in 2004 based on recent investment in the business line.  In recent months, we successfully recruited experienced lending officers to replace personnel that left the Bank over the course of 2004.  Additionally, in April 2005, we hired a new manager for this business line.  This hiring will allow a senior-level officer, who previously divided his time between loan production and managing the segment, to focus entirely on loan production and growing the segment’s earning assets.  We anticipate that these changes will result in higher noninterest expense for the segment beginning in the near future.

LIQUIDITY

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

During the second quarter of 2005, we originated $137 million in loans and purchased no securities.

	2Q 2005	2Q 2004	YTD 2005	YTD 2004
	(Dollars in thousands)
Loan Originations (disbursed)	$137,000	$123,000	$255,000	$226,000
Security Purchases	0	33,000	6,000	43,000
Draws on Lines of Credit	4,000	1,000	11,000	5,000
Total Originations and Purchases	141,000	157,000	272,000	274,000

Loan and Security Repayments	$103,000	$78,000	$186,000	$125,000
Sales of Securities	0	0	0	2,000
Sales of Loans	12,000	23,000	30,000	49,000
Total Repayments and Sales	115,000	101,000	216,000	176,000

Net Difference	$26,000	$56,000	$56,000	$98,000

Loan and security sales and repayments, our primary sources of funding, are heavily influenced by trends in mortgage rates. When rates trend downward, our prepayment speeds typically increase as borrowers refinance their loans at lower interest rates. Conversely, as rates move upwards, prepayments will generally tend to slow, as fewer borrowers will have a financial incentive to refinance their loans. The loan portfolio, excluding loans sold into the secondary market and spec construction loans, experienced an annualized prepayment rate of 34% in the first six months of 2005, compared to 30% for the same period one year earlier.

Movements in rates and the resulting shape of the yield curve have likely contributed to the sustained high prepayment levels. As short-term rates continued to rise in the second half of 2004 and the first half of 2005, longer-term rates initially declined and then tended to move within a fairly narrow range, with no discernible upward or downward tendency. This increase in short-term rates and decline in longer-term rates resulted in a flattening of the yield curve, which continued into the second quarter of 2005. With this flattening, the rate differential between short- and long-term financing diminished, thus reducing the financial incentive for borrowers to use shorter-term, adjustable-rate financing rather than longer-term, fixed-rate loans. This, in turn, provides borrowers with short-term or adjustable-rate loans with an incentive to refinance with long-term fixed rates. We believe this situation contributed to the acceleration in prepayments observed in the second half of 2004 and sustained the higher prepayment rates observed in the first half of 2005.

Our preferred method of funding the net difference between originations/purchases and repayments/sales is with deposits. To the extent that deposit growth is insufficient to fully fund the difference, we may rely on wholesale funding sources including, but not limited to FHLB advances, brokered certificates of deposit, and reverse repurchase agreements. During the second quarters of 2004 and 2005, growth in funds from deposits and borrowings were as follows:

	2Q 2005	2Q 2004	YTD 2005	YTD 2004
	(Dollars in thousands)
Deposits	$28,000	$30,000	$44,000	$47,000
Advances	(5,000)	$20,000	(6,000)	$51,000
Total	$23,000	$50,000	$38,000	$98,000

The inflow of deposits varies from period to period, and our ability to raise liquidity from this source is dependent on our effectiveness in competing with other financial institutions in our local market. That competition tends to focus on rate and service. Although we control the quality of service that we provide, we have no control over the prevailing rates in our marketplace.

Our other major source of liquidity is wholesale funds, which include borrowings from the FHLB, brokered deposits, reverse repurchase agreements, and a revolving line of credit at the Holding Company level. We rely significantly upon these wholesale funds as sources of liquidity, as doing so allows us to avoid maintaining balances of lower-yielding assets for liquidity requirements.

Our most utilized wholesale funding source is FHLB advances, which totaled $228 million at June 30, 2005 and $234 million at December 31, 2004. Our credit line with the FHLB is reviewed annually, and our maximum allowable borrowing level is currently set at 40% of assets or $418 million. As a percentage of period-ending assets, our FHLB borrowings totaled 22% on June 30, 2005 and 23% at the end of 2004. Potential risks associated with this funding source include the reduction or non-renewal of the line and insufficient collateral to utilize the line. We try to mitigate the risk of non-renewal of the line by maintaining the credit quality of our loans and securities and attending to the quality and consistency of our earnings. We presently have sufficient collateral to meet our anticipated 2005 funding needs.

Brokered deposits, which are included in the deposit totals, amounted to $40 million at the 2004 year-end and $41 million as of June 30, 2005. Internal policies limit our total usage of these deposits to no more than 10% of all deposits, and we currently have no plans to substantially increase our use of these deposits.

Reverse repurchase lines are lines of credit collateralized by securities. We have lines totaling $60 million, of which the full amount is currently available. There has been no usage of these lines in the previous three years. The risks associated with these lines are the withdrawal of the line based on credit standing of the Bank and the potential lack of sufficient collateral to support the lines.

An additional source of liquidity has been our cash from operations, which, though not a significant source of liquidity, is a consistent source based upon the quality of our earnings. On a very limited basis it can be viewed as cash from operations adjusted for items such as the provision for loan loss and depreciation. See the “Consolidated Statements of Cash Flows” in the financial statements section of this filing for a calculation of net cash provided by operating activities.

In addition to using liquidity to fund loans and securities, we routinely invest in facilities and equipment. In the first half of 2005, we invested $3.9 million in these assets, up from $1.1 million in the first half of 2004.

In July 2005, based on our consistent earnings growth, we determined that we could increase our quarterly cash dividend payout and still retain sufficient liquidity and capital to fund further growth.  Consequently, on August 1, 2005, we announced an 11% increase in our quarterly cash dividend to $0.10 per share.  The dividend is payable on October 5, 2005, to shareholders of record September 14, 2005.

PLANNED EXPENDITURES FOR PLANT AND EQUIPMENT

In 2005 we have completed the interior remodel of one banking center, completed the construction of another, and in third quarter will complete an exterior and interior remodel on a third banking center. With the completion of these, we do not anticipate the need for any further banking center remodels. In 2004 we also completed two land acquisitions, one in West Seattle for $1,046,000 and one in Canyon Park for $1,356,000. We anticipate construction of our new West Seattle banking center to begin in third quarter, 2005. It is possible that construction on our Canyon Park banking center can begin as early as fourth quarter, 2005, but more likely will begin in first quarter, 2006. In 2004 we also began a maintenance and upgrade plan for our seven-story corporate headquarters, and we anticipate these plans will be completed by fourth quarter, 2005. We estimate that the expenditures in the next two quarters will range from $3.0 million to $4.5 million depending on what projects are initiated this year and the extent to which the existing facilities are remodeled.

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

CAPITAL

The FDIC’s statutory framework for capital requirements establishes five categories of capital strength, ranging from a high of well capitalized to a low of critically under-capitalized. An institution’s category depends upon its capital level in relation to relevant capital measures, including a risk-based capital measure, a leverage capital measure, and certain other factors. At June 30, 2005, we exceeded the capital levels required to meet the definition of a well-capitalized institution:

			Minimum to be
			Categorized as “Well
		Minimum for	Capitalized” Under
		Capital	Prompt Corrective
	Actual	Adequacy Purposes	Action Provisions
Total capital (to risk-weighted
assets):
First Mutual Bancshares, Inc.	12.12%	8.00%	N/A
First Mutual Bank	11.75	8.00	10.00

Tier I capital (to risk-weighted
assets):
First Mutual Bancshares, Inc.	10.87	4.00	N/A
First Mutual Bank	10.50	4.00	6.00

Tier I capital (to average assets):
First Mutual Bancshares, Inc.	7.53	4.00	N/A
First Mutual Bank	7.40	4.00	5.00

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

A number of measures are utilized to monitor and manage interest rate risk, including net interest income and economic value of equity simulation models, as well as traditional “gap” models. We prepare these models on a monthly basis for review by our Asset Liability Committee (ALCO), senior management, and Board of Directors. The use of these models requires us to formulate and apply assumptions to various balance sheet items. Assumptions regarding interest rate risk are inherent in all financial institutions, and may include, but are not limited to, prepayment speeds on loans and mortgage-backed securities, cash flows and maturities of financial instruments held for purposes other than trading, changes in market conditions, loan volumes and pricing, deposit sensitivities, consumer preferences, and management’s capital leverage plans. We believe that the data and assumptions used for our models are reasonable representations of our portfolio and possible outcomes under the various interest rate scenarios. Nonetheless, these assumptions are inherently uncertain; therefore, the models cannot precisely estimate net interest income or predict the impact of higher or lower interest rates on net interest income. Actual results may differ significantly from simulated results due to timing, magnitude, and frequency of interest rate changes, and changes in market conditions and specific strategies, among other factors.

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

Additionally, in 2002 we entered into an interest rate swap with the FHLB. The purpose of the swap was to protect against potential adverse interest rate volatility that could be realized from the Trust Preferred Securities (TPS) issued in June 2002. The swap accomplished this by fixing the interest rate payable for the first five years of the TPS’ life.

Net Interest Income (NII) and Economic Value of Equity (EVE) Simulation Model Results

	June 30, 2005		December 31, 2004
	Percentage Change		Percentage Change
Change in Interest Rates	Net Interest	Economic Value	Net Interest	Economic Value
(in basis points)	Income	Of Equity	Income	Of Equity
+200	(0.87%)	0.70%	0.89%	(2.51%)
+100	n/a	1.38%	n/a	(0.40%)
-100	n/a	(3.65%)	(1.26%)	(1.26%)
-200	(0.48%)	(9.45%)	*	*

* Because a large percentage of our loan portfolio is tied to indexes that were at very low levels as of December 31, 2004, the downward 200 bps scenario was not computed at that time.

Net Interest Income Simulation

The results of our income simulation model constructed using data as of June 30, 2005 project modest declines in our net interest income from its “base case” level in scenarios in which interest rates are assumed to gradually increase or decline by 200 bps over a 12-month period. The magnitudes of the changes, however, suggest that there is little sensitivity in net interest income from the “base case” level over a 12-month horizon, as an impact of 0.48% was indicated in the falling rate scenario, and 0.87% in the rising rate environment.

The changes indicated by the simulation model represent variances from a “base case” scenario, which is a projection of net interest income assuming interest rates remain unchanged from their current levels over the life of the forecast, and that the size of the balance sheet remains stable over the forecast timeframe, with no growth or contraction regardless of interest rate movements. The base model will, however, illustrate the future effects of rate changes that have already occurred but have not yet flowed through to all the assets and liabilities on our balance sheet. These changes can either increase or decrease net interest income, depending on the timing and magnitudes of those changes. Additionally, the tendencies for loan and investment prepayments to accelerate in falling interest rate scenarios and slow when interest rates rise have been incorporated into the model assumptions. Implicit in these assumptions are additional assumptions for increased securities purchases and loan originations at lower interest rate levels to offset accelerated prepayments, and conversely, reduced securities purchases and loan production when rates increase and prepayments slow.

The rising and falling rate ramp scenarios then indicate that if the slope of the yield curve remains the same, and customer loan and deposit preferences do not change in response to additional parallel movements of the yield curve, then a parallel 200 basis point increase or decrease in rates will not significantly degrade net interest income from what is presently expected in the “base case.” In the event the simulation model indicated that the increase or decrease in interest rates over the following 12 months would adversely affect our net interest income over the same period by more than 10% relative to the “base case” scenario, we would consider the indicated risk to have exceeded our internal policy limit.

Economic Value of Equity (EVE) Simulation

The EVE analysis goes beyond simulating net interest income for a specified period to estimating the present value of all financial instruments in our portfolio and then analyzing how the economic value of the portfolio would be affected by various alternative interest rate scenarios. The portfolio’s economic value is calculated by generating principal and interest cash flows for the entire life of all assets and liabilities, then discounting these cash flows back to their present values. The assumed discount rate used for each projected cash flow is based on a current market rate, such as a LIBOR, FHLB, or swap curve rate, and from alternative instruments of comparable risk and duration. In the event the simulation model demonstrates that a 200 basis point increase or decrease in rates would adversely affect our EVE by more than 25%, we consider the indicated risk to have exceeded our internal policy limit. Again, as illustrated in the above results, we are operating within the 25% internal policy limit in both the rising and falling rate scenarios.

In the simulated 200 bps upward shift of the yield curve, the discount rates used to calculate the present values of assets and liabilities will increase, causing the present values of both assets and liabilities to fall, with more prominent effects on longer-term, fixed-rate instruments. Additionally, when interest rates rise, the cash flows on our assets are typically expected to decelerate as borrowers become less likely to prepay their loans. As the cash flows on these assets are shifted further into the future, their present values are further reduced. Our EVE simulation model results as of June 30, 2005 indicate that our assets would be expected to exhibit less sensitivity to the effects of rising rates than would liabilities, with the economic value of assets declining by an estimated 2.39%, compared to a decline of 2.77% for our liabilities. Given the lesser sensitivity, the reduction in the economic value of liabilities was greater than the impact on assets. Consequently, the economic value of our equity was positively impacted in this scenario, increasing 0.70%.

The opposite occurs when rates decline, as the discount rates used to calculate the present values of assets and liabilities will decrease, causing the present values of both assets and liabilities to rise. Counteracting this effect for assets, however, is the tendency for cash flows from assets to accelerate in a falling rate scenario, as borrowers refinance their existing loans at lower interest rates. These loan prepayments prevent the present values of these assets from increasing in a declining rate scenario, illustrating an effect referred to as negative convexity. Taking this negative convexity into account, the simulation results indicated a negative impact to EVE in the falling rate scenario. In this case, the economic values of both assets and liabilities at June 30, 2005 were positively impacted when rates were assumed to fall by 200 bps, assets by 1.71% and liabilities by 3.07%. As a result, with the value of liabilities rising more than asset values, our economic value of equity was negatively impacted in this scenario, declining 9.45%.

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

Gap Model

In addition to the above simulation models, an interest “gap” analysis is used to measure the matching of our assets and liabilities and exposure to changes in interest rates. This model, which represents a traditional view of interest rate sensitivity, quantifies the mismatch between assets maturing, repricing, or prepaying within a period, and liabilities maturing or repricing within the same period. A gap is considered positive when the amount of interest-rate-sensitive assets exceeds the amount of interest-rate-sensitive liabilities within a given period. A gap is considered negative in the reverse situation.

Certain shortcomings are inherent in gap analysis. For example, some assets and liabilities may have similar maturities or repricing characteristics, but they may react differently to changes in interest rates. This illustrates a facet of interest rate exposure referred to as “basis risk.” Additionally, assets such as adjustable-rate mortgage loans may have features that limit the effect that changes in interest rates have on the asset in the short-term and/or over the life of the loan, for example a limit on the amount by which the interest rate on the loan is allowed to adjust each year. This illustrates another area of interest rate exposure referred to as “option risk.” Due to the limitations of the gap analysis, these features are not taken into consideration. Additionally, in the event of a change in interest rates, prepayment and early withdrawal penalties could deviate significantly from those assumed in the gap calculation. As a result, we utilize the gap report as a complement to our income simulation and economic value of equity models.

Our 12-month interest rate sensitivity gap, expressed as a percentage of assets, fell from a positive, or asset sensitive 2.6% at December 31, 2004 to a negative, or liability sensitive 3.9% at the end of the second quarter. These results indicated that more liabilities than assets were expected to mature, reprice, or prepay within the 12 months, whereas the opposite was true at the year-end.

One Year Interest Rate Sensitivity Gap
(Dollars in thousands)

	June 30, 2005	December 31, 2004

One-Year Repricing/Maturing Assets	$696,013	$665,665
One-Year Repricing/Maturing Liabilities	736,713	639,430

One-Year Gap	(40,700)	26,235

Total Assets	$1,045,469	$1,012,783
(Dec. 31, 2004 figure includes a $9 million off-balance-sheet item)

One-Year Interest Rate Gap as a Percentage of Assets	(3.9%)	2.6%

The significant factors contributing to the reduction in our 12-month gap ratio since the year-end have been the continued popularity of our 13-month time deposit and 15-month “bump” certificate with our deposit customers, and the rolling of existing time deposits and FHLB advances from expected terms to maturity or repricing of more than 12 months to within the 12-month timeframe.

Through the first half of 2005, the most significant growth among time deposit maturities was observed in our 13-month product, balances of which increased from little more than $3 million at the 2004 year-end to over $70 million at June 30, 2005. Based on the term of these certificates, all balances except those originated in the most recent month will mature within the gap report’s 12-month horizon. Additionally, our 15-month “bump” time deposit has remained a popular option with our deposit customers, as balances in this product increased from $61 million at December 31, 2004 to $80 million at June 30, 2005. While these certificates are issued with a 15-month term to maturity, the depositor is granted an option to reprice the certificate to the prevailing 15-month certificate rate on one occasion at any time during those 15 months. For the purposes of the gap report, we assume that the majority of depositors will reprice their certificates within one year of issue. Consequently, the majority of these certificates are considered to be less than one-year instruments for gap purposes.

Also contributing significantly to the reduction in our gap ratio was the rolling of existing time deposits and FHLB advances from expected terms to maturity or repricing of more than 12 months to within the 12-month timeframe. While total FHLB advances declined modestly from the December 31, 2004 year-end, the volume of advances scheduled to mature or reprice within the following 12 months increased $36 million between the year-end and the end of the second quarter. A similar situation was observed with some of our time deposit products, as the balances of outstanding 13-month, 15-month “bump,” and 24-month certificates scheduled to mature within the next 12 months increased relative to the year-end levels.

A change in modeling procedure impacted the total asset base used for the gap ratio calculation by $9 million. As previously noted, in 2002 we entered into an interest rate swap agreement to fix the interest rate on our first trust preferred security issue for a period of five years. As of the December 2004 year-end, we classified the TPS as a variable rate liability, offset by the asset side of the swap, under which the Bank receives payments tied to the same quarterly adjustable-rate as the TPS issue. The other side of the swap, under which the Bank makes payments based on a fixed interest rate, was applied to the liability side of the gap report based on the remaining life of the swap. For the June 30, 2005 model, the fixed-payment side of the swap, formerly a $9 million liability, was moved to the asset side as a $9 million contra-asset. As a result of this modification, our asset base for gap purposes now corresponds to the level of total assets reflected on our financial statements, rather than exceeding that amount by the $9 million notional principal of the swap.

The greater increase of liabilities maturing or repricing in the next 12 months versus assets resulted in a net $67 million reduction in our dollar gap, which led to the decline in the one-year gap ratio from 2.6% to (3.9%) of total assets.

ITEM 3

The following table sets forth certain information regarding carrying values and percentage of total carrying values of the Bank's consolidated portfolio of securities classified as available-for-sale and held-to-maturity (dollars in thousands).

	June 30,
	2005		2004
Available-for-Sale:	Carrying Value	Percent of Total	Carrying Value	Percent of Total

US Government Treasury and agency obligations	$17,975	15%	$10,816	10%
Mortgage backed securities:
Freddie Mac	17,805	14%	16,013	14%
Ginnie Mae	49,605	41%	44,227	39%
Fannie Mae	36,044	30%	41,344	37%
Total mortgage-backed securities	103,454	85%	101,584	90%

Total securities available-for-sale	$121,429	100%	$112,400	100%

	June 30,
	2005		2004
Held-to-Maturity:	Carrying Value	Percent of Total	Carrying Value	Percent of Total

Municipal Bonds	$1,200	16%	$1,278	15%
Mortgage backed securities:
Freddie Mac	481	6%	503	6%
Fannie Mae	5,982	78%	6,950	79%
Total mortgage-backed securities	6,463	84%	7,453	85%

Total securities held-to-maturity	$7,663	100%	$8,731	100%

Estimated Market Value	$7,754		$8,818

ITEM 3A

The following table shows the maturity or period to repricing of the Bank's consolidated portfolio of securities available-for-sale and held-to-maturity (dollars in thousands):

	Available-for-sale at June 30, 2005
	One Year or Less		Over One to Three Years		Over Three to Five Years		Over Five to Ten Years		Over Ten to Twenty Years		Over Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Available-for-Sale:

US Government Treasury and agency obligations	$6,964	1.88%	$—	0.00%	$6,030	4.08%	$—	0.00%	$4,981	4.00%	$—	0.00%	$17,975	3.20%
Mortgage backed securities:
Ginnie Mae	—	0.00%	49,606	4.07%	—	0.00%	—	0.00%	—	0.00%			49,606	4.07%
Freddie Mac	291	4.10%	—	0.00%	6,003	3.74%	3,531	4.60%	7,980	4.50%	—	0.00%	17,805	4.26%
Fannie Mae	518	4.47%	—	0.00%	692	5.50%	4,143	4.12%	30,691	4.30%	—	0.00%	36,044	4.30%
Total mortgage-backed securities	809	4.34%	49,606	4.07%	6,695	4.23%	7,674	4.34%	38,671	4.34%	—	0.00%	103,455	4.20%

Total securities available-for-sale -- Carrying Value	$7,773	2.13%	$49,606	4.07%	$12,725	4.00%	$7,674	4.34%	$43,652	4.30%	$—	0.00%	$121,430	4.04%

Total securities available-for-sale -- Amortized Cost	$7,777	2.12%	$49,733	4.07%	$12,773	3.99%	$7,703	4.34%	$43,972	4.30%			$121,957	4.04%

	Held-to-Maturity at June 30, 2005
	One Year or Less		Over One to Three Years		Over Three to Five Years		Over Five to Ten Years		Over Ten to Twenty Years		Over Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Held-to-Maturity:

Municipal Bonds	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%	$220	5.38%	$980	6.27%	$1,200	6.11%
Mortgage backed securities:
Freddie Mac	481	5.21%	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%	481	5.21%
Fannie Mae	2,502	5.39%	—	0.00%	1,638	4.49%	—	0.00%	1,842	4.77%	—	0.00%	5,982	4.95%
Total mortgage-backed securities	2,983	5.36%	—	0.00%	1,638	4.49%	—	0.00%	1,842	4.77%	—	0.00%	6,463	4.97%

Total securities held-to-maturity -- Carrying Value	$2,983	5.36%	$—	0.00%	$1,638	4.49%	$—	0.00%	$2,062	4.84%	$980	6.27%	$7,663	5.15%

Total securities held-to-maturity -- Fair Market Value	$3,065	5.36%	$—	0.00%	$1,643	4.50%	$—	0.00%	$2,061	4.84%	$986	6.26%	$7,754	5.16%

ITEM 4.    Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Chief Executive Officer, Chief Financial Officer, and other members of the Company’s senior management, as of the end of the period covered by this report (the "Evaluation Date"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in providing reasonable assurance that the material information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

PART II:  OTHER INFORMATION

ITEM 1.    Legal Proceedings

At June 30, 2005, the Company was not engaged in any litigation, which in the opinion of management, after consultation with its legal counsel, would be material to the Company.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of First Mutual Bancshares, Inc. was held on April 28, 2005. The results of votes on the matters presented at the Meeting are as follows:

The following individuals were elected as directors for the term noted:

CLASS I DIRECTORS	VOTES FOR	VOTES WITHHELD	TERM

Janine Florence	4,987,326	127,473	3 Years
F. Kemper Freeman, Jr.	5,003,028	111,771	3 Years
Robert J. Herbold	4,991,245	123,554	3 Years
Victor E. Parker	5,003,039	111,760	3 Years

The terms of the Class II and III directors expire at the Annual Meeting of Shareholders for 2006 and 2007, respectively.

CLASS II DIRECTORS, term expires in 2006

James J. Doud, Jr.
Richard S. Sprague
Robert C. Wallace

CLASS III DIRECTORS, term expires in 2007

Mary Case Dunnam
George W. Rowley, Jr.
John R. Valaas

The proposal to amend the Company’s Articles of Incorporation with respect to the quorum for a shareholders meeting, received the following votes:

	VOTED	PERCENT OF OUTSTANDING
For	4,241,343	79.90
Against	149,660	2.82
Abstain	4,687	0.09
Broker non votes	912,604	—

The foregoing proposal was approved.

The proposal to amend the Company’s Articles of Incorporation with respect to increase the number of authorized shares as described in the proxy statement, received the following votes:

	VOTED	PERCENT OF OUTSTANDING
For	4,353,021	82.00
Against	844,836	15.92
Abstain	5,213	0.10
Broker non votes	105,224	—

The foregoing proposal was approved.

The proposal to amend the Company’s 2005 Stock Option and Incentive Plan as described in the proxy statement, received the following votes:

	VOTED	PERCENT OF FOR, AGAINST, ABSTAIN
For	3,121,991	71.79
Against	1,198,012	27.55
Abstain	28,701	0.66
Broker non votes	959,590	—

The foregoing proposal was approved.

ITEM 5.    Other Information

None.

ITEM 6.    Exhibits

(3.1)	Amended and Restated Articles of Incorporation, attached as an exhibit to this Report on Form 10Q.

(3.3)	Bylaws (as amended and restated), incorporated by reference on Form 10-Q filed with the SEC on August 13, 2004.

(11)
Statement regarding computation of per share earnings. Reference is made to the Company’s Consolidated Statements of Income attached hereto as part of Item I Financial Statements, which are incorporated herein by reference.

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

FIRST MUTUAL BANCSHARES, INC.

Date: August 8, 2005	By:	/s/ John R. Valaas
John R. Valaas
President and Chief Executive Officer

Date: August 8, 2005	By:	/s/ Roger A. Mandery
Roger A. Mandery
Executive Vice President (Principal Financial Officer)