Form 10-Q/A
period 2005-06-30
FIRST MUTUAL BANCSHARES INC
filed 2005-08-08
CIK 1098337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q is being filed solely to incorporate Exhibit 3.1, which was inadvertently omitted from the original filing.  There are no other changes to this Amendment No. 1 filing.

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