Form 10-Q
period 2005-09-30
FIRST MUTUAL BANCSHARES INC
filed 2005-11-07
CIK 1098337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended    September 30, 2005

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.    November 1, 2005     5,355,542

FIRST MUTUAL BANCSHARES, INC.

QUARTERLY REPORT ON FORM 10-Q
September 30, 2005

PART I :    FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS DISCLAIMER

Our Form 10-Q contains statements concerning future operations, trends, expectations, plans, capabilities, and prospects of First Mutual Bancshares, Inc. and First Mutual Bank (together, the “Bank”) that are forward-looking statements for the purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements regarding our goals and expectations regarding earnings growth and return on equity; as well as references to potential changes in interest income and interest rate margins and our efforts to reduce interest expense, anticipated growth in loan production and modifications of our program to sell consumer loans and commercial real estate loans, trends in income, expectations regarding our Business Banking segment, observations pertaining to the potential disparate movement and repricing of assets and liabilities, expectations regarding near term remodeling costs, and information based on our market risk models, simulations and analysis. Although we believe that the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, operations, and prospects, these forward-looking statements are subject to numerous uncertainties and risks, and actual events, results, and developments will ultimately differ from the expectations and may differ materially from those expressed or implied in such forward-looking statements. Factors which could affect actual results include economic conditions in our market area and the nation as a whole, interest rate fluctuations, the impact of competitive products, services, and pricing, our credit risk management, our ability to control our costs and expenses, loan delinquency rates, and the legislative and regulatory changes affecting the banking industry. There are other risks and uncertainties that could affect us which are discussed from time to time in our filings with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We are not responsible for updating any such forward-looking statements.

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

Item 1.    Financial Statements

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2005	2004
ASSETS:	(Unaudited)

CASH AND CASH EQUIVALENTS:
Interest-earning deposits	$2,393,690	$309,125
Noninterest-earning demand deposits
and cash on hand	20,183,906	13,536,316

	22,577,596	13,845,441

MORTGAGE-BACKED AND OTHER SECURITIES
AVAILABLE-FOR-SALE	114,737,746	124,224,683

LOANS RECEIVABLE, HELD-FOR-SALE	21,329,520	10,064,155

MORTGAGE-BACKED AND OTHER SECURITIES HELD-TO-MATURITY
fair value of $7,398,694 and $7,826,994	7,346,866	7,719,542

LOANS RECEIVABLE	851,935,670	808,642,531
RESERVE FOR LOAN LOSSES	(9,861,226)	(9,300,854)

LOANS RECEIVABLE, net	842,074,444	799,341,677

ACCRUED INTEREST RECEIVABLE	5,062,479	4,300,131

LAND, BUILDINGS AND EQUIPMENT, net	32,706,840	27,994,532

FEDERAL HOME LOAN BANK (FHLB) STOCK,	13,122,300	12,918,700
at cost

SERVICING ASSETS	1,971,954	1,525,085

OTHER ASSETS	2,077,886	1,849,401

TOTAL	$1,063,007,631	$1,003,783,347

See Accompanying Notes.

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Continued)

	September 30,	December 31,
	2005	2004
	(Unaudited)
LIABILITIES:
Deposits:
Money market deposit and
checking accounts	$250,532,457	$254,435,583
Savings	8,043,021	8,434,423
Time deposits	468,927,816	412,498,902

Total deposits	727,503,294	675,368,908

Drafts payable	981,540	377,814
Accounts payable and other liabilities	10,490,220	14,106,402
Advance payments by borrowers for
taxes and insurance	3,249,072	1,676,175
FHLB advances	235,756,012	234,206,775
Other advances	1,600,000	1,600,000
Long-term debentures payable	17,000,000	17,000,000

Total liabilities	996,580,138	944,336,074

STOCKHOLDERS’ EQUITY:
Common stock, $1 par value-
Authorized, 30,000,000 shares
Issued and outstanding, 5,355,542
and 5,288,489 shares, respectively	$5,355,542	$5,288,489
Additional paid-in capital	46,529,604	45,595,319
Retained earnings	15,557,853	9,220,450
Accumulated other comprehensive income(loss):
Unrealized (loss) on securities available-for-sale
and interest rate swap, net of federal income tax	(1,015,506)	(656,985)

Total stockholders’ equity	66,427,493	59,447,273

TOTAL	$1,063,007,631	$1,003,783,347

See Accompanying Notes.

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Quarter ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

	(Unaudited)
INTEREST INCOME:
Loans receivable	$15,759,340	$12,722,386	$44,514,943	$36,925,337
Interest on available for sale securities	1,209,921	1,209,939	3,747,565	2,872,226
Interest on held to maturity securities	97,635	102,647	294,294	319,006
Interest other	97,020	150,566	292,757	434,633

	17,163,916	14,185,538	48,849,559	40,551,202

INTEREST EXPENSE:
Deposits	4,913,080	3,106,614	12,738,459	8,965,459
FHLB advances and other	2,234,239	1,819,609	6,467,518	4,979,575

	7,147,319	4,926,223	19,205,977	13,945,034

Net interest income	10,016,597	9,259,315	29,643,582	26,606,168

PROVISION FOR LOAN LOSSES	325,000	525,000	1,175,000	1,215,000

Net interest income, after provision
for loan losses	9,691,597	8,734,315	28,468,582	25,391,168

NONINTEREST INCOME:
Gain on sales of loans	173,394	528,065	1,117,887	1,195,328
Servicing fees, net of amortization	317,988	88,825	1,013,541	202,466
Gain on sales of investments	—	—	—	70,870
Fees on deposits	166,343	147,569	472,232	438,734
Other	454,135	424,588	1,449,866	1,107,688

Total noninterest income	1,111,860	1,189,047	4,053,526	3,015,086

See Accompanying Notes.

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Continued)

	Quarter ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(Unaudited)

NONINTEREST EXPENSE:
Salaries and employee benefits	$3,738,866	$3,553,389	$12,017,046	$10,208,582
Occupancy	851,397	674,449	2,483,684	2,018,962
Other	2,043,631	1,861,167	6,138,971	5,541,761

Total noninterest expense	6,633,894	6,089,005	20,639,701	17,769,305

Income before federal income taxes	4,169,563	3,834,357	11,882,407	10,636,949

FEDERAL INCOME TAXES	1,440,202	1,308,553	4,051,441	3,610,153

NET INCOME	$2,729,361	$2,525,804	$7,830,966	$7,026,796

PER SHARE DATA:

Basic earnings per common share	$0.51	$0.48	$1.47	$1.34

Earnings per common share, assuming dilution	$0.49	$0.46	$1.41	$1.28

WEIGHTED AVERAGE SHARES OUTSTANDING	5,350,733	5,279,971	5,323,843	5,256,990

WEIGHTED AVERAGE SHARES OUTSTANDING
INCLUDING DILUTIVE STOCK OPTIONS	5,573,837	5,529,531	5,560,299	5,505,854

See Accompanying Notes.

First Mutual Bancshares, Inc, and Subsidiaries
Consolidated Statements of Stockholders' Equity and Comprehensive Income

					Accumulated
			Additional		Comprehensive
	Common Stock		Paid-in	Retained	Income
	Shares	Amount	Capital	Earnings	(Loss)	Total

BALANCE, December 31, 2002	4,247,166	$4,247,166	$24,028,610	$15,214,220	$793,841	$44,283,837

Comprehensive income:
Net income				8,395,738		8,395,738
Other comprehensive income (loss), net of tax:
Unrealized (loss) on securities available-for-sale					(1,294,797)	(1,294,797)
Unrealized gain on interest rate swap					87,186	87,186
Total comprehensive income						7,188,127
Options exercised, including tax benefit of $219,124	53,040	53,040	571,618			624,658
Issuance of stock through employees' stock plans	1,386	1,386	23,617			25,003
10% stock dividend	428,101	428,101	9,054,336	(9,482,437)		—
Cash dividend declared ($0.28 per share)				(1,294,869)		(1,294,869)

BALANCE, December 31, 2003	4,729,693	$4,729,693	$33,678,181	$12,832,652	$(413,770)	$50,826,756

Comprehensive income:
Net income				9,287,813		9,287,813
Other comprehensive income (loss), net of tax:
Unrealized (loss) on securities available-for-sale					(414,879)	(414,879)
Unrealized gain on interest rate swap					171,664	171,664
Total comprehensive income						9,044,598
Options exercised, including tax benefit of $337,052	80,697	80,697	1,138,303			1,219,000
Issuance of stock through employees' stock plans	2,019	2,019	47,992			50,011
10% stock dividend	476,080	476,080	10,730,843	(11,206,923)		—
Cash dividend declared ($0.32 per share)				(1,693,092)		(1,693,092)

BALANCE, December 31, 2004	5,288,489	$5,288,489	$45,595,319	$9,220,450	$(656,985)	$59,447,273

Comprehensive income:
Net income				7,830,966		7,830,966
Other comprehensive income (loss), net of tax:
Unrealized (loss) on securities available-for-sale					(501,132)	(501,132)
Unrealized gain on interest rate swap					142,611	142,611
Total comprehensive income						7,472,445
Options exercised, including tax benefit of $260,655	63,207	63,207	838,135			901,342
Issuance of stock through employees' stock plans	3,846	3,846	96,150			99,996
Cash dividend declared ($0.28 per share)				(1,493,563)		(1,493,563)

BALANCE, September 30, 2005	5,355,542	$5,355,542	$46,529,604	$15,557,853	$(1,015,506)	$66,427,493

See Accompanying Notes.

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2005	2004
	(Unaudited)

OPERATING ACTIVITIES:
Net income	$7,830,966	$7,026,796
Adjustments to reconcile net income to net cash
from operating activities:
Provision for loan losses	1,175,000	1,215,000
Depreciation and amortization	1,202,468	1,027,413
Deferred loan origination fees, net of accretion	(123,477)	(51,829)
Amortization of servicing assets	701,935	543,144
Gain on sales of loans	(1,117,887)	(1,195,327)
Loss on sale of repossessed real estate and other assets	—	7,200
Gain on sale of securities available-for-sale	—	(70,870)
FHLB stock dividends	(52,900)	(338,800)
Changes in operating assets & liabilities:
Loans receivable held-for-sale	(11,265,365)	(6,157,009)
Accrued interest receivable	(762,348)	(492,754)
Other assets	(228,485)	463,818
Drafts payable	603,726	135,979
Accounts payable and other liabilities	(3,675,720)	449,692
Advance payments by borrowers for taxes and insurance	1,572,897	1,535,042

Net cash (used) provided by operating activities	(4,139,190)	4,097,495

INVESTING ACTIVITIES:
Loan originations	(349,582,133)	(267,703,629)
Loan principal repayments	273,768,006	189,454,472
Increase in undisbursed loan proceeds	32,592,214	15,783,029
Principal repayments & redemptions on
mortgage-backed and other securities	15,351,545	10,196,197
Purchase of securities held-to-maturity	(1,015,435)	(1,126,983)
Purchase of securities available-for-sale	(5,188,637)	(55,243,492)
Purchases of premises and equipment	(5,893,796)	(1,900,661)
Purchase of FHLB stock	(150,700)	(1,544,400)
Proceeds from sale of securities	—	2,228,958

Net cash (used) by investing activities	(40,118,936)	(109,856,509)

See Accompanying Notes.

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Nine months ended September 30,
	2005	2004
	(Unaudited)

FINANCING ACTIVITIES:
Net increase in deposit accounts	$40,166,530	$66,064,933
Interest credited to deposit accounts	11,967,856	8,345,920
Issuance of stock through employees stock plans	99,996	50,011
Proceeds from advances	825,760,500	733,007,196
Repayment of advances	(824,211,263)	(694,522,810)
Dividends paid	(1,434,025)	(1,072,518)
Proceeds from exercise of stock options	640,687	856,570

Net cash provided by financing activities	52,990,281	112,729,302

NET INCREASE IN CASH AND CASH
EQUIVALENTS	$8,732,155	$6,970,288

CASH & CASH EQUIVALENTS:
Beginning of year	13,845,441	7,427,055

End of quarter	$22,577,596	$14,397,343

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Loans originated for mortgage banking activities	$56,578,281	$79,779,185

Loans originated for investment activities	$349,582,133	$267,703,629

Proceeds from sales of loans held-for-sale	$45,312,916	$73,622,176

Cash paid during the year for:
Interest	$19,182,790	$13,819,639

Income taxes	$2,987,000	$2,528,000

See Accompanying Notes.

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

	Quarters Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net Income, as reported	$2,729,361	$2,525,805	$7,830,966	$7,026,796
Deduct: Total stock-based employee/
director compensation expense
determined under fair value based
method for all awards, net of related
tax effects	(128,350)	(123,956)	(350,858)	(321,091)
Pro forma net income	$2,601,011	$2,401,849	$7,480,108	$6,705,705

Earnings per share:

Basic - as reported	$0.51	$0.48	$1.47	$1.34
Basic - pro forma	$0.49	$0.45	$1.41	$1.28

Diluted - as reported	$0.49	$0.46	$1.41	$1.28
Diluted - pro forma	$0.47	$0.43	$1.35	$1.22

Weighted average shares outstanding:

Basic	5,350,733	5,279,971	5,323,843	5,256,990
Diluted	5,573,837	5,529,531	5,560,299	5,505,854

The compensation expense included in the pro forma net income and net income per share figures in the previous table is not likely to be representative of the effect on reported net income for future years because options vest over several years and additional awards generally are made each year.

On April 14, 2005 the Securities and Exchange Commission announced a change in the compliance date for Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement 123R). The compliance date has been changed to first quarter of 2006 from July of 2005. We expect to adopt Statement 123R on January 1, 2006.

Note 2.

Mortgage-Backed and Other Securities Available-for-Sale

The amortized cost and estimated fair value of securities available-for-sale at September 30, 2005, and December 31, 2004 are summarized as follows:

			Gross	Gross
		Gross	Unrealized	Unrealized	Estimated
	Amortized	Unrealized	Losses	Losses	Fair
	Cost	Gains	<1 Year	>1 Year	Value
September 30, 2005
Freddie Mac securities	$17,310,639	$21,177	$59,391	$379,654	$16,892,771
Fannie Mae securities	34,441,495	40,326	289,769	509,508	33,682,544
Ginnie Mae securities	46,351,047	40,809	145,413	115,249	46,131,194
US agency securities	18,190,111	—	104,174	54,700	18,031,237
	$116,293,292	$102,312	$598,747	$1,059,111	$114,737,746

December 31, 2004
Freddie Mac securities	$19,127,613	$48,719	$173,913	$115,062	$18,887,357
Fannie Mae securities	39,095,463	75,726	87,354	308,837	38,774,998
Ginnie Mae securities	48,839,639	38,712	270,022	—	48,608,329
US agency securities	17,946,544	57,761	50,306	—	17,953,999
	$125,009,259	$220,918	$581,595	$423,899	$124,224,683

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses.  The Bank has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. At September 30, 2005 and December 31, 2004 there were 31 and 23 investment securities with unrealized losses, respectively. The Bank anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Note 3.

Mortgage-Backed and Other Securities Held-to-Maturity

The amortized cost and estimated fair value of mortgage-backed and other securities are summarized as follows:

			Gross	Gross
		Gross	Unrealized	Unrealized	Estimated
	Amortized	Unrealized	Losses	Losses	Fair
	Cost	Gains	<1 Year	>1 Year	Value
September 30, 2005
Fannie Mae securities	$5,678,800	$94,744	$10,202	$43,252	$5,720,090
Freddie Mac securities	476,498	8,906	—	—	485,404
Municipal bonds	1,191,568	1,632	—	—	1,193,200
	$7,346,866	$105,282	$10,202	$43,252	$7,398,694
December 31, 2004
Fannie Mae securities	$6,010,318	$125,722	$30,472	$—	$6,105,568
Freddie Mac securities	492,607	13,408	—	—	506,015
Municipal bonds	1,216,617	2,622	—	3,828	1,215,411
	$7,719,542	$141,752	$30,472	$3,828	$7,826,994

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses.  The Bank has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. At both September 30, 2005 and December 31, 2004 there were 3 investment securities with unrealized losses. The Bank anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Note 4.

Nonperforming Assets

Non-performing loans are summarized as follows:

	September 30, 2005	December 31, 2004

Impaired loans with a valuation allowance	$308,728	$317,023
Valuation allowance related to impaired loans	172,475	177,190
Total non-accrual loans	496,450	864,464
Total loans past due 90-days or more and still accruing interest	30,000	34,000
Interest income recognized on impaired loans	623	1,108

Note 5.

Earnings Per Share

Basic Earnings Per Share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted EPS reflects the potential dilutive effect of stock options and is computed by dividing net income by the weighted-average number of shares outstanding during the period, plus the dilutive common shares that would have been outstanding had the stock options been exercised.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for periods ending September 30, 2005 and September 30, 2004:

	Income	Shares	Per share
	(numerator)	(denominator)	amount
Quarter ended September 30, 2005
Basic EPS:
Income available to common shareholders	$2,729,361	5,350,733	$0.51

Effect of dilutive stock options	—	223,104
Diluted EPS:
Income available to common shareholders
plus assumed stock options exercised	$2,729,361	5,573,837	$0.49

Nine months ended September 30, 2005
Basic EPS:
Income available to common shareholders	$7,830,966	5,323,843	$1.47

Effect of dilutive stock options	—	236,456
Diluted EPS:
Income available to common shareholders
plus assumed stock options exercised	$7,830,966	5,560,299	$1.41

Quarter ended September 30, 2004
Basic EPS:
Income available to common shareholders	$2,525,804	5,279,971	$0.48

Effect of dilutive stock options	—	249,560
Diluted EPS:
Income available to common shareholders
plus assumed stock options exercised	$2,525,804	5,529,531	$0.46

Nine months ended September 30, 2004
Basic EPS:
Income available to common shareholders	$7,026,796	5,256,990	$1.34

Effect of dilutive stock options	—	248,864
Diluted EPS:
Income available to common shareholders
plus assumed stock options exercised	$7,026,796	5,505,854	$1.28

Note 6.

Rate Volume Analysis
(Dollars in thousands)

	THIRD QUARTER 2005			NINE MONTHS ENDED 2005
	VS			VS
	THIRD QUARTER 2004			NINE MONTHS ENDED 2004
	INCREASE (DECREASE) DUE TO			INCREASE (DECREASE) DUE TO
			TOTAL			TOTAL
	VOLUME	RATE	CHANGE	VOLUME	RATE	CHANGE
INTEREST INCOME
Investments:
Available-for-sale securities	$6	$(6)	$—	$637	$239	$876
Held-to-maturity securities	(10)	5	(5)	(24)	(1)	(25)
Other equity investments	48	(102)	(54)	93	(235)	(142)
Total investments	44	(103)	(59)	706	3	709

Loans:
Residential	625	246	871	1,832	529	2,361
Residential construction	227	581	808	606	1,169	1,775
Multifamily	(176)	334	158	(350)	777	427
Multifamily construction	(27)	91	64	(194)	139	(55)
Commercial real estate and business	137	566	703	583	1,517	2,100
Commercial real estate construction	48	75	123	171	141	312
Consumer & other	240	71	311	573	98	671
Total loans	1,074	1,964	3,038	3,221	4,370	7,591

Total interest income	1,118	1,861	2,979	3,927	4,373	8,300

INTEREST EXPENSE
Deposits:
Money market deposit and checking	86	342	428	329	699	1,028
Savings	—	1	1	(2)	—	(2)
Time deposits	255	1,123	1,378	815	1,933	2,748
Total deposits	341	1,466	1,807	1,142	2,632	3,774

FHLB advances and other	(176)	590	414	223	1,265	1,488
Total interest expense	165	2,056	2,221	1,365	3,897	5,262

Net interest income	$953	$(195)	$758	$2,562	$476	$3,038

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

Financial information for the Bank’s segments is shown below for September 30, 2005, 2004, and 2003:

		Consumer	Residential	Business Banking	Income Property
Quarter ended September 30:		Lending	Lending	Lending	Lending	Totals

Interest income	2005	$2,654,621	$5,641,118	$2,151,781	$6,716,396	$17,163,916
	2004	2,368,071	4,057,970	1,478,372	6,281,125	14,185,538
	2003	1,791,768	3,015,371	1,352,364	6,364,589	12,524,092

Interest Expense	2005	717,063	2,757,251	631,081	3,041,924	7,147,319
	2004	655,417	1,609,897	384,618	2,276,290	4,926,222
	2003	578,637	1,306,029	325,779	2,402,924	4,613,369

Net Interest Income	2005	1,937,558	2,883,867	1,520,700	3,674,472	10,016,597
	2004	1,712,654	2,448,073	1,093,754	4,004,835	9,259,316
	2003	1,213,131	1,709,342	1,026,585	3,961,665	7,910,723

Provision for loan losses	2005	123,600	38,675	45,355	117,370	325,000
	2004	132,290	208,765	45,310	138,635	525,000
	2003	99,351	33,740	48,397	168,512	350,000

Net interest income, after provision for loan losses	2005	1,813,958	2,845,192	1,475,345	3,557,102	9,691,597
	2004	1,580,364	2,239,308	1,048,444	3,866,200	8,734,316
	2003	1,113,780	1,675,602	978,188	3,793,153	7,560,723

Noninterest income	2005	511,948	301,905	109,963	188,044	1,111,860
	2004	575,549	289,897	108,352	215,249	1,189,047
	2003	178,422	331,840	93,559	353,422	957,243

Noninterest expense	2005	1,694,304	1,740,708	1,461,466	1,737,416	6,633,894
	2004	1,524,205	1,512,514	1,269,703	1,782,583	6,089,005
	2003	1,216,730	1,196,906	931,512	1,743,193	5,088,341

Income before federal income taxes	2005	631,602	1,406,389	123,842	2,007,730	4,169,563
	2004	631,708	1,016,691	(112,907)	2,298,866	3,834,358
	2003	75,472	810,536	140,235	2,403,382	3,429,625

Federal income taxes	2005	217,324	485,230	41,703	695,945	1,440,202
	2004	215,409	347,100	(39,513)	785,557	1,308,553
	2003	24,931	273,955	47,169	814,345	1,160,400

Net income	2005	414,278	921,159	82,139	1,311,785	2,729,361
	2004	416,299	669,591	(73,394)	1,513,309	2,525,805
	2003	50,541	536,581	93,066	1,589,037	2,269,225

Total interest earning assets (ending period balances)	2005	123,903,285	344,195,402	130,046,461	407,784,711	1,005,929,859
	2004	112,932,675	279,687,177	107,201,051	444,847,887	944,668,790
	2003	93,244,409	202,616,402	85,879,137	432,864,165	814,604,113

Note 7.

Segments (continued)

Year-to-date ended September 30:
		Consumer	Residential	Business Banking	Income Property
		Lending	Lending	Lending	Lending	Totals

Interest income	2005	$7,224,772	$15,323,644	$6,227,199	$20,073,944	$48,849,559
	2004	6,453,804	11,592,479	4,085,381	18,419,538	40,551,202
	2003	4,544,282	8,331,555	4,082,976	19,850,381	36,809,194

Interest expense	2005	2,316,597	6,841,796	1,772,267	8,275,317	19,205,977
	2004	1,752,923	4,522,289	1,016,769	6,653,053	13,945,034
	2003	1,714,034	3,552,754	1,229,706	7,889,785	14,386,279

Net interest income	2005	4,908,175	8,481,848	4,454,932	11,798,627	29,643,582
	2004	4,700,881	7,070,190	3,068,611	11,766,486	26,606,168
	2003	2,830,248	4,778,801	2,853,270	11,960,596	22,422,915

Provision for loan losses	2005	413,815	144,450	177,595	439,140	1,175,000
	2004	381,924	278,169	126,704	428,203	1,215,000
	2003	214,846	83,799	107,686	403,669	810,000

Net interest income, after provision for loan losses	2005	4,494,360	8,337,398	4,277,337	11,359,487	28,468,582
	2004	4,318,957	6,792,021	2,941,908	11,338,282	25,391,168
	2003	2,615,402	4,695,002	2,745,584	11,556,927	21,612,915

Non interest income	2005	1,985,025	826,339	490,741	751,421	4,053,526
	2004	1,322,551	652,410	281,940	758,185	3,015,086
	2003	385,318	961,601	299,475	1,179,741	2,826,135

Non interest expense	2005	5,071,239	5,312,799	4,641,700	5,613,963	20,639,701
	2004	4,149,611	4,335,059	3,655,838	5,628,797	17,769,305
	2003	3,109,595	3,485,346	2,883,998	5,310,184	14,789,123

Income before federal income taxes	2005	1,408,146	3,850,938	126,378	6,496,945	11,882,407
	2004	1,491,897	3,109,372	(431,990)	6,467,670	10,636,949
	2003	(108,875)	2,171,257	161,061	7,426,484	9,649,927

Federal income taxes	2005	480,044	1,312,716	41,093	2,217,588	4,051,441
	2004	506,567	1,055,311	(149,181)	2,197,456	3,610,153
	2003	(38,924)	734,007	52,928	2,515,916	3,263,927

Net income	2005	928,102	2,538,222	85,285	4,279,357	7,830,966
	2004	985,330	2,054,061	(282,809)	4,270,214	7,026,796
	2003	(69,951)	1,437,250	108,133	4,910,568	6,386,000

Total interest earning assets (averages)	2005	116,869,334	325,552,575	128,386,695	422,055,517	992,864,121
	2004	105,868,685	266,403,325	100,951,018	441,549,203	914,772,231
	2003	82,438,926	183,120,043	87,327,342	434,261,850	787,148,161

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

First Mutual Bancshares, Inc. (the “Company”), a Washington corporation, is a bank holding company owning all of the equity of its wholly owned subsidiary, First Mutual Bank. The Company is subject to regulation by the Federal Reserve Bank of San Francisco. This discussion refers to the consolidated statements of the Company and the Bank, and therefore the references to “Bank” in this discussion refer to both entities.

First Mutual Bank is a Washington-chartered savings bank subject to regulation by the State of Washington Department of Financial Institutions and the Federal Deposit Insurance Corporation (“FDIC”). The Bank conducts business from its headquarters in Bellevue, Washington, and has 12 full-service retail banking centers located in Bellevue (3), Issaquah, Kirkland (2), Monroe, Redmond, Sammamish, Seattle (2), and Woodinville. We also have an income property office in Tacoma, WA and a consumer loan office located in Jacksonville, Florida. The Bank's business consists mainly of attracting deposits from the general public as well as wholesale funding sources, and investing those funds primarily in real estate loans, small and mid-sized business loans, and consumer loans.

OVERVIEW

The third quarter of 2005 marked our fifty-second consecutive quarter of year-over-year quarterly earnings growth, as net income increased 8% for the quarter, totaling $2.7 million, or $0.49 per diluted share, compared to $2.5 million, or $0.46 per diluted share in the same quarter a year ago. Through the first three quarters of the year, net income increased 11% to $7.8 million, or $1.41 per diluted share, compared to $7.0 million, or $1.28 per diluted share in the first nine months of 2004.

As general corporate goals, we seek to obtain a 15% or better return on equity (ROE) and year-over-year net income growth in the range of 10% to 12%. This net income growth goal was established in the first quarter of 2005, and represented a reduction from our previous target of a 15% year-over-year increase. We elected to reduce our target in response to a number of factors including general economic conditions and trends, the current competitive environment for loan and deposit products in our local market, and the continued investment required in our Business Banking division. We consider these targets to be our corporate goals and not indicative of current forecasts or expected future operating results.

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

The primary source of revenue for each of our business lines is net interest income, which is generally measured with the net interest margin ratio. While we did not quite achieve the improvement for which we had hoped this quarter, our overall net interest margin improved to 4.03% for the third quarter, compared to 4.01% in the previous quarter, and 3.99% in the third quarter of 2004. On a year-to-date basis, our margin of 4.04% exceeded the 4.00% earned through the first three quarters of last year. With continued increases in short-term interest rates, the yield on our earning assets grew to 6.69% in the third quarter of 2005, compared to 6.39% in the second quarter, and 5.85% in the third quarter of 2004. Partially offsetting this improvement, however, the cost of interest-bearing liabilities increased to 2.87% in the third quarter, from 2.62% in the second quarter and 2.06% in the third quarter of 2004. We consider controlling the interest expense paid on these liabilities to be a critical element to maintaining a consistent net interest margin in the current economic environment. As a result, we continue to focus our efforts on improving the percentage of lower-cost, non-maturity deposit products in our funding mix, reduce as significantly as is prudent the occurrence of promotional deposit rates, and utilize wholesale funding sources when estimates of marginal funding costs indicate it may be advantageous to do so.

Another key driver of net interest income is the growth of the business lines’ earning assets, which averaged $995 million during the third quarter, an increase of nearly $66 million, or 7% over the third quarter of 2004. Nearly all of this growth can be attributed to additional balances in our loan portfolio, with our Residential Lending and Business Banking segments showing the most substantial asset growth over the last 12 months. Please see the “Net Interest Income,”“Business Segments,” and “Asset and Liability Management” sections for further discussions of net interest income, earning assets, and the processes by which we manage that source of revenue.

A secondary source of revenue is our noninterest income, which declined $77,000, or 6% for the third quarter, based on significant reductions in loan sales and gains thereon compared to the same quarter last year. A lack of any significant growth in noninterest income relative to the third quarter of last year was anticipated in our outlook for the third quarter. In our second quarter press release we noted our intention to substantially reduce our sales of consumer loans, which have typically been the primary driver of our gains on loan sales. While the reduction in gains on sales of these loans negatively impacted our noninterest income in the current period, reducing our sales allowed us to retain a greater volume of these higher-yielding assets within our portfolio. Additionally, the reduction in gains on sales was largely offset by additional service fee income relative to the prior year. Through the nine months ended September 30, our noninterest income exceeded the 2004 level by $1.0 million, or 34%. Please refer to the “Noninterest Income” section for a further discussion of this subject.

A critical factor in achieving our goal of consistent earnings is the credit quality of our loan portfolio, which has exceeded the national average for many years. For the third quarter of 2005, our credit quality remained strong, with total non-performing assets (NPAs) declining to $635,000, or 0.06% of total assets as of the quarter-end. For the third quarter we reserved $325,000 in provision for loan losses, while net charge-offs totaled $173,000. As a result, the loan loss reserve grew to $9.9 million, up from $9.2 million at the end of the third quarter of last year. For additional information regarding our credit quality please refer to the “Asset Quality” section.

RESULTS OF OPERATIONS

Net Income

Net income increased 8%, from $2.5 million in the third quarter of 2004 to $2.7 million in the same period of 2005. Net interest income, after provision for loan losses, rose $957,000, while noninterest income declined $77,000 and noninterest expense rose $545,000 on a third quarter comparison.

Net Interest Income

For the quarter and nine months ended September 30, 2005, net interest income increased by $758,000 and $3.0 million, respectively, or 8% and 11%, relative to the same periods last year. For the quarter, the improvement was attributable to growth in our earning assets, partially offset by asset and liability repricing. On a year-to-date basis, both the growth in earning assets and the net effects of asset and liability repricing resulted in additional net interest income, though asset growth accounted for the vast majority of the improvement. The following table illustrates the impact to our net interest income of balance sheet growth and rate changes on our assets and liabilities, with the results attributable to the level of earning assets classified as “volume” and the effect of asset and liability repricing labeled “rate.”

Rate/Volume Analysis
	Quarter Ended			Nine Months Ended
	September 30, 2005 vs. September 30, 2004			September 30, 2005 vs. September 30, 2004
	Increase/(Decrease) due to			Increase/(Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest Income	(Dollars in thousands)
Total Investments	$44	$(103)	$(59)	$706	$3	$709
Total Loans	1,074	1,964	3,038	3,221	4,370	7,591
Total Interest Income	$1,118	$1,861	$2,979	$3,927	$4,373	$8,300

Interest Expense
Total Deposits	$341	$1,466	$1,807	$1,142	$2,632	$3,774
FHLB and Other	(176)	590	414	223	1,265	1,488
Total Interest Expense	$165	$2,056	$2,221	$1,365	$3,897	$5,262

Net Interest Income	$953	$(195)	$758	$2,562	$476	$3,038

Earning Asset Growth (Volume)

For the third quarter of 2005, the growth in our earning assets contributed an additional $1.1 million in interest income relative to the third quarter of last year, which was partially offset by $165,000 of additional interest expense incurred from the funding sources used to fund the asset growth. Consequently, the net impact of asset growth was an improvement in net interest income of $953,000 compared to the third quarter of last year.

For the first nine months of 2005, asset growth over the prior year resulted in $3.9 million in additional interest income, partially offset by a $1.4 million increase in interest expense for the corresponding funding sources. This resulted in a roughly $2.6 million net impact from asset growth, or 84% of the overall improvement in net interest income.

Quarter Ended	Average Earning Assets	Average Net Loans	Average Deposits
(Dollars in thousands)
September 30, 2004	$ 929,335	$ 790,319	$ 647,560
December 31, 2004	$ 945,684	$ 801,235	$ 666,835
March 31, 2005	$ 962,613	$ 816,127	$ 683,521
June 30, 2005	$ 979,981	$ 834,064	$ 705,680
September 30, 2005	$ 995,159	$ 854,343	$ 723,595

Our average earning assets totaled $995 million during the third quarter, an increase of nearly $66 million, or 7% over the third quarter of 2004, with nearly all of the growth attributable to additional balances in our loan portfolio.

Most of our asset growth was funded with additional deposits, including certificates issued in institutional markets through deposit brokerage services. To the extent that deposit growth was not sufficient to fully support our asset growth, we also utilized advances from the Federal Home Loan Bank of Seattle (FHLB) as an alternative funding source. For the third quarter, our deposits averaged nearly $724 million, representing growth of $76 million over the average level of third quarter 2004. At September 30, 2005, total deposits were up $69 million from the end of the third quarter last year, with checking and money market balances accounting for $14 million of the growth, or 20%. Although checking and money market deposits exhibited growth over their year-ago levels, these balances showed declines in the first and third quarters of this year, corresponding to offerings of promotional time deposit rates.

Between the 2004 year-end and the end of March 2005, our checking and money market balances declined by approximately $12 million. At that time, the increases in short-term market interest rates that began in the second quarter of 2004 started to affect the yields on retail deposits, with the rates paid on time deposits increasing more significantly than those paid on money market accounts. This made it difficult to retain or grow checking and money market balances without incurring excessive marginal costs, as any rate increases would apply not only to any newly opened accounts but existing balances as well. By the end of June 2005, the trend appeared to have changed, with checking and money market balances rising to $253 million, approximately $1 million below the 2004 year-end level. In the third quarter, however, some of our competitors began offering deposit rates that threatened our ability to retain deposit balances. As a result, we were forced to offer a promotional time deposit rate and increase our non-maturity deposit rates in late August. Despite the increased rates on our money market accounts and the greater liquidity offered by these deposits, many customers found the promotional time deposit rate more attractive than our money market products. Consequently, following continued growth in July, checking and money market balances began declining, ending the third quarter at $251 million.

Asset Yields and Funding Costs (Rate)

For the quarter ended September 30, 2005, the net effects of repricing on our assets and liabilities reduced our net interest income by $195,000 relative to the third quarter of 2004. For the year-to-date period, repricing contributed an additional $476,000 to our net interest income, or approximately 16% of the total increase relative to the first nine months of last year.

On the asset side of the balance sheet, our loan portfolio accounted for $2.0 million and $4.4 million in additional interest income for the three- and nine- month periods. With adjustable-rate loans accounting for the vast majority of our loan portfolio, virtually all of the Bank’s loan types benefited from rising interest rate indexes.

By comparison, the effects of repricing reduced the third quarter interest income earned on our securities portfolio by $103,000. On a year-to-date basis, repricing resulted in virtually no impact relative to 2004. For both the quarter and year-to-date periods, the effects of repricing were heavily influenced by our holdings of stock in the Federal Home Loan Bank of Seattle.

As a member of the FHLB and to utilize FHLB advances as a funding source for our lending and investment activities, we maintain a position in FHLB stock. Our position in this stock, which totaled approximately $13 million at the end of the third quarter, has historically paid dividends on a quarterly basis. Based on events at the FHLB, however, the dividend rate for the first quarter of 2005 was well below the rate paid in the first quarter of last year, and no dividend was received in the second or third quarters. This offset any rate-related benefits from the repricing of adjustable-rate securities in our portfolio. At this time, we do not anticipate receiving any dividend income on our FHLB stock in the foreseeable future. Excluding the FHLB stock, the impact of repricing observed among the fixed-income securities in our portfolio was relatively modest due to the percentage of the portfolio invested in fixed-rate and hybrid ARM securities, which have not yet benefited from rising rate indices.

On the liability side of the balance sheet, repricing increased our interest expense on both deposits and advances for the quarter and nine-month period ended September 30, relative to the prior year. The interest rate increases that drove loan and wholesale funding rates higher over the last year began to influence the deposit rates offered by our competitors in our market earlier this year, resulting in rate-related increases in interest expense on both our non-maturity and time deposit accounts.

Net Interest Margin

Quarter Ended	Net Interest Margin
September 30, 2004	3.99%
December 31, 2004	3.99%
March 31, 2005	4.08%
June 30, 2005	4.01%
September 30, 2005	4.03%

Our net interest margin was 4.03% for the third quarter of 2005. While this represented a two basis point improvement from the second quarter level, it fell short of the 4.05% to 4.10% range we had forecast in our second-quarter press release. The forecast for improvement in the margin was based primarily on the large number of commercial loans scheduled to reprice in the third quarter. The impact of this repricing, however, was partially offset by a greater than expected increase in interest expense, including the effects of raising rates on our non-maturity deposit products.

Adjustable-rate loans, which reprice according to terms specified in our loan agreements with the borrowers, accounted for approximately 88% of our loan portfolio as of September 30, 2005. For the majority of these loans, repricing occurs on an annual basis. A notable exception to this would be those loans tied to the prime rate, which typically reprice within one or two days of any increase in the Federal Funds target rate by the Federal Reserve. Consequently, most of the loans in our portfolio benefited from increases in short-term market interest rate indices over the last 18 months and earned additional interest income relative to the quarter and nine months ended September 30, 2004.

By comparison, rates on our retail deposits are managed internally and are not typically subject to any sort of systematic adjustments based on market-rate indices. Consequently, while loan rates continued to systematically reprice upwards, we postponed raising our retail deposit rates for as long as practical given our funding requirements and the rates offered by other institutions in our market. In doing so, we hoped to increase our net interest margin, primarily by avoiding the high marginal costs associated with increasing rates on our non-maturity deposits, as rate increases on these products result in an immediate impact on the margin as the rates paid on tens, or even hundreds, of millions of dollars in balances increase overnight. By the middle of the third quarter, however, some of our competitors had begun offering deposit rates that threatened our ability to retain deposit balances, including non-maturity deposit balances. As a result, in late August, we believed it necessary to offer a special time deposit promotional rate and increase rates on our non-maturity deposits.

While these promotional time deposit rates allow us to attract deposit balances without the high marginal costs associated with higher non-maturity deposit rates, they can result in a migration of existing deposit balances from non-maturity accounts, particularly money market products, into time deposits. Although our checking and money market deposits showed growth over their September 30, 2004, levels, these balances showed declines in the first and third quarters of this year corresponding to the offerings of promotional time deposit rates.

Any future migration of checking and money market balances to time deposit accounts could put additional pressure on our net interest margin. Our checking and money market account balances typically represent a lower-cost source of funding for us, and time deposits a higher-cost source, becoming progressively more so as rates rise. While we do not anticipate significant future migration from checking and money market accounts to time deposits, in the event that movement were to resume in a manner similar to that observed earlier this year, our net interest margin could be subject to compression.

Additionally, movements of retail deposit rates tend to lag major interest rate indices, remaining static as the market indices begin moving, and then continuing to move for some time after the market rates stabilize or plateau at a given level. Consequently, if short-term rates were to stabilize, we could potentially see additional compression in our net interest margin in subsequent quarters as the effects of systematic loan repricing would diminish, while deposit rates could continue to trend upward for some time afterwards based on the lagging nature of retail deposit rate movements. However, given that intense competition has already driven deposit rates higher, with what seems to be faster than historically typical velocity, it is also possible that these rates would not continue to trend upwards as long or as far as in previous rate cycles.

Noninterest Income

For the third quarter, our noninterest income declined by $77,000, or 6%, due to reductions in loan sales, and gains thereon, compared to the same quarter last year. However, the reduction in gain on sales was largely offset by additional service fee income relative to the prior year. Through the nine months ended September 30, our noninterest income exceeded the 2004 level by $1.0 million, or 34%, again primarily attributable to an increase in service fee income compared to 2004.

Gain on Sales of Loans

Gain on Loan Sales	3Q 2005	3Q 2004	YTD 2005	YTD 2004
Consumer Loan Sale Gains	$117,000	$442,000	$820,000	$974,000
Residential Loan Sale Gains	59,000	49,000	120,000	113,000
Commercial Loan Sale Gains	(3,000)	37,000	178,000	108,000
Total Gains on Loan Sales	$173,000	$528,000	$1,118,000	$1,195,000

Loans Sold
Consumer Loans Sold	$2,207,000	$11,029,000	$17,883,000	$26,293,000
Residential Loans Sold	9,440,000	8,307,000	21,530,000	24,963,000
Commercial Loans Sold*	3,330,000	4,820,000	5,900,000	22,366,000
Total Loans Sold	$14,977,000	$24,156,000	$45,313,000	$73,622,000

* The commercial loans sold for the nine months ended September 30, 2005, of $5,900,000 include $2,570,000 representing two loans sold in the second quarter. The first of these loans, which accounted for $1,920,000, was fully disbursed. The second loan was a construction loan for $7,500,000 of which $650,000 was disbursed at origination.

For the third quarter of 2005, the volume of loans sold, specifically consumer loans sold, declined significantly relative to the prior year, resulting in a 67% reduction in gains on loan sales for the quarter. As we noted in our second-quarter press release, we made a significant change in our strategy regarding sales of consumer loans. Previously, our plan had been to sell approximately $6 million to $8 million in sales finance loans each quarter, though actual sales in a given quarter could fall above or below this range depending on loan production, market conditions, and other factors. In the second quarter, we elected to change this strategy and substantially reduce our sales of these loans, selling only sufficient volumes to ensure the continuity of the market. Accordingly, our third-quarter loan sales were well below those for the same period last year. While the reduction in gains on sales negatively impacted our noninterest income in the current period, reducing our sales of consumer loans allowed us to retain a greater volume of these higher-yielding assets within our portfolio. Although no changes to this plan are anticipated at this time, this strategy may be reevaluated in the future and subject to further modification based on factors including, but not limited to, future loan production and/or market conditions.

Despite the reduction in sales volume, consumer loan sales remained the largest contributor to our loan sale gains, with gains of $117,000 in the third quarter. While this represented a 73% decline from the gains realized in the third quarter of 2004, our pricing and execution improved relative to last year, as the volume of loans sold declined 80% to $2.2 million, versus $11.0 million in the same quarter last year. Similarly, through the first nine months of 2005, gains on consumer loan sales declined by $155,000, or 16%, while the volume of loans sold fell 32%.

In our second-quarter press release, we noted that we had experienced increased interest in, and opportunities for, sales of participations in our commercial real-estate loans. Consequently, we added that we were considering the merits of expanding our commercial real-estate loan sales and potentially originating credits with the intent to sell, rather than retain the loans in our portfolio. While the volume of commercial real-estate loans sold in the third quarter was modest, we would note that the volume does not reflect a decision to moderate our commercial real-estate loan sales. Instead, we still regard an increase in such sales as likely in the fourth quarter. Commercial real-estate loan transactions, particularly those that are candidates for sales of participations to other institutions, tend to be larger-dollar credits and unpredictable in their timing and frequency of occurrence. As a result, the volumes of commercial real-estate loans sold, and gains thereon, can be expected to vary considerably from one quarter to the next depending on the timing of the sales transactions.

Residential loan sale gains were little changed from the prior year, up $10,000 for the quarter and $7,000 for the nine months ended September 30, 2005, as the volume of loans sold increased 14% for the quarter and declined 14% compared to the same periods last year.

Service Fee Income
	3Q 2005	3Q 2004	YTD 2005	YTD 2004
Consumer Loans	$314,000	$69,000	$955,000	$157,000
Commercial Loans	9,000	19,000	59,000	47,000
Residential Loans	(5,000)	1,000	(1,000)	(1,000)
Service Fee Income	$318,000	$89,000	$1,013,000	$203,000

For the quarter and nine months ended September 30, 2005, our total servicing fee income rose 258% and 401% over the levels earned in the same periods of 2004, based on substantial increases in fees earned on consumer loans sold to, and serviced for, other institutions. The growth in consumer loan service fees this year is largely attributable to a change made earlier this year to the amortization period assumed for the underlying servicing asset. Additional loan sales, particularly the larger sales last year and in the first quarter of this year, as well as corresponding growth in our portfolio of consumer loans serviced for others, contributed to the additional servicing income.

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

The income received for servicing consumer loans has also grown as a result of our sales finance loan sales, particularly the larger sales last year and in the first quarter of this year, and the corresponding growth in our portfolio of consumer loans serviced for others. Based on our decision to reduce sales of consumer loans in the future and instead retain a greater percentage of these loans within our portfolio, the rapid growth in fee income earned on the portfolio of serviced consumer loans in recent quarters is not expected to continue in future quarters.

Fee income earned on our commercial loans serviced for others did not factor significantly in our total third quarter or year-to-date 2005 service fee income. As we expand our sales of commercial real estate loans, we would expect this income to grow and potentially become a significant percentage of total service fee income in the future. In contrast, residential loans are typically sold servicing released, which means we no longer service those loans once they are sold. Consequently, we do not view these loans as a significant source of servicing fee income.

Other Noninterest Income
	3Q 2005	3Q 2004	YTD 2005	YTD 2004
Rental Income	$160,000	$141,000	$471,000	$475,000
Loan Fees	111,000	159,000	469,000	268,000
ATM/Wires/Safe Deposit	69,000	52,000	188,000	139,000
Late Charges	53,000	45,000	146,000	118,000
Miscellaneous	61,000	28,000	176,000	108,000
Total Other Noninterest Income	$454,000	$425,000	$1,450,000	$1,108,000

For the third quarter, our noninterest income from sources other than those described earlier was little changed, totaling $454,000, or 7% over the same quarter last year. This represented a significant reduction from the double-digit year-over-year growth observed in the first and second quarters of 2005, as loan fees, and particularly prepayment fees, declined significantly from their third quarter 2004 levels.

Through the first nine months of the year, the majority of the growth in other noninterest income could be attributed to loan fees, specifically prepayment fees. On a year-to-date basis, loan fees rose by $201,000 with prepayment fees increasing $147,000. For the third quarter, however, loan fees actually declined by $48,000 with prepayment fees down $64,000 from the same quarter last year.

We believe that a flattening of the yield curve, which resulted from rising short-term interest rates and relatively static longer-term interest rates, contributed to the higher level of loan payoffs and prepayment fees observed from mid-2004 through the second quarter of 2005. As this flattening of the yield curve reduced the rate differential between short- and long-term financing costs, it provided a financial incentive for borrowers with short-term or adjustable-rate loans to refinance with long-term fixed rates. With prepayment fees declining in the third quarter, it is possible that, given the current interest rate environment, the majority of borrowers with a financial incentive to refinance and the inclination to do so may have already taken advantage of the opportunity presented by the flattened yield curve. If this is the case, and no movement conducive to additional refinance activity occurs in the yield curve, it is likely that the level of prepayment fees over the next few quarters will continue to decline relative to the same periods for the prior year. Given the uncertainties regarding interest rates and borrower behaviors, however, we cannot predict the level of prepayment fees in future quarters with any reasonable degree of accuracy.

Noninterest Expense

Salaries and Employee Benefits Expense

Salaries and benefits expense increased by $186,000, or 5%, to $3.7 million in the third quarter of 2005, accounting for approximately 34% of the overall increase in total noninterest expense. On a year-to-date basis, salaries and benefits expense increased by $1.8 million, or 18%, over the nine-month period ended September 30, 2004.

	3Q 2005	3Q 2004	YTD 2005	YTD 2004
Salaries	$2,527,000	$2,278,000	$7,674,000	$6,716,000
Commissions & Incentive Bonuses	434,000	541,000	1,873,000	1,315,000
Employment Taxes & Insurance	189,000	195,000	751,000	676,000
Temporary Office Help	95,000	69,000	206,000	152,000
Benefits	494,000	470,000	1,513,000	1,349,000
Total Salary & Benefit Expenses	$3,739,000	$3,553,000	$12,017,000	$10,208,000

Contributing to the increase in salary and benefit expense were our annual salary increases for existing staff in April 2005, as well as net growth in our full-time-equivalent (FTE) employee count from 214 a year ago to 221 FTE at the end of September 2005. However, while our third-quarter salary expense increased nearly 11% relative to the same quarter last year, on a sequential quarter basis it remained virtually unchanged from the second quarter. This followed a decline in our salary expense between the first and second quarters of 2005. The deferral of salary expenses related to loan originations has helped contain our salary expense over the last two quarters.

In accordance with current accounting standards, certain loan origination costs are deferred and amortized over the life of each loan originated, rather than expensed in the current period. Expenses are then reported in the financial statements net of these deferrals. The amount of expense subject to deferral and amortization can vary from one period to the next based upon the number of loans originated, the mix of loan types, and year-to-year changes in “standard loan costs.” In this instance, the number of loans originated by our Income Property, Business Banking, Residential, and Sales Finance divisions in both the second and third quarters of 2005 exceeded the number of loans originated in the first quarter. Consequently, the amount of salary expense to be deferred and amortized in the second and third quarters exceeded the amount for the first quarter, reducing our net second and third quarter salary expense.

Quarter Ended	FTE at Quarter End	Salaries	Commissions & Incentive Bonuses
June 30, 2004	201	$ 2,239,000	$ 441,000
September 30, 2004	214	$ 2,278,000	$ 541,000
December 31, 2004	220	$ 2,481,000	$ 855,000
March 31, 2005	219	$ 2,621,000	$ 511,000
June 30, 2005	218	$ 2,526,000	$ 927,000
September 30, 2005	221	$ 2,527,000	$ 434,000

A reduction in commission and incentive compensation expense offset some of the effect of the increase in salary expense relative to the third quarter of last year. For those personnel not participating in a specified commission or incentive compensation plan, we maintain a separate bonus pool, with accruals made to the pool at the end of each quarter based on our year-to-date performance. Based on our results through June 30, 2005, we accrued $426,000 year-to-date. Inherent in this accrual was the assumption that our results for the remainder of the year would meet or exceed the outlook presented in our second-quarter press release. This did not materialize, as our net interest margin totaled 4.03% for the quarter, versus the forecasted 4.05% to 4.10%, for the reasons described above in the “Net Interest Income” section, and a reduction in loan sales resulted in our noninterest income coming in at the low end of our $1.1 million to $1.3 million range. As a result, at the end of the third quarter our year-to-date performance didn’t support the bonus that had been accrued. Consequently, for the third quarter, we made a reversal of $165,000, leaving a year-to-date balance of $261,000. As decisions regarding accruals to the bonus pool are made at or near the end of each quarter and based on our results for the year-to-date period, we cannot anticipate at this time what accrual, if any, is likely to be made for the fourth quarter.

Increased commission expense paid to our Residential, Business Banking, and Income Property lending officers as well as our Banking Center personnel partially offset the reduction in the bonus pool accrued for non-commissioned staff. The increase in commission expense for our lending officers was attributable to the loan volumes originated in the third quarter, as incentive plans for lending officers tend to vary with the production of the business line.

Occupancy Expense

Occupancy expense increased $176,000, or 26% relative to the third quarter of last year, based primarily on higher depreciation expense, software licensing costs, and expenditures for computer equipment. For the nine months ended September 30, 2005, occupancy expenses increased $464,000, or 23%, from the same period in 2004.

	3Q 2005	3Q 2004	YTD 2005	YTD 2004
Rent Expense	$82,000	$76,000	$241,000	$237,000
Utilities & Maintenance	154,000	135,000	483,000	448,000
Depreciation Expense	410,000	341,000	1,144,000	974,000
Other Occupancy Costs	205,000	123,000	616,000	361,000
Total Occupancy Expenses	$851,000	$675,000	$2,484,000	$2,020,000

Depreciation expense increased by $69,000 and $170,000 compared to the third quarter and first nine months of last year, largely as a result of capital expenditures made over the last 12 months for remodeling projects at several of our banking centers and our headquarters building, growth in our information systems infrastructure, and investment in enterprise software. We expect these costs to continue to rise in the remainder of 2005 as we complete our remaining remodeling projects, including work on our First Mutual Center headquarters building, and begin depreciating those new assets.

Other occupancy costs, which include items such as real estate and personal property taxes, the purchase of non-capitalized equipment, and software licensing, were a significant part of the overall increase in occupancy expense. For the third quarter of 2005, our computer equipment costs accounted for most of this category’s increase, rising $43,000 over the prior year, primarily as a result of non-capitalized equipment expenditures, including many associated with the relocation of several departments to recently remodeled areas of the First Mutual Center. Another factor contributing to the additional occupancy expenses this year was higher software licensing fees, which resulted from our licensing agreement with Microsoft. Relative to the same periods in 2004, software licensing costs increased by $33,000 for the quarter and $78,000 for the first nine months of the year.

Other Noninterest Expense

Other noninterest expense increased by $183,000, or 10% from the third quarter of last year, driven by greater expenditures for credit insurance premiums on our sales finance loans, marketing, office supplies, and loan processing expenses. Partially offsetting these increases were reductions in expenditures for legal fees and information systems related items. For the nine-month period ending September 30, 2005, other noninterest expense increased by $598,000, or 11%, over the same nine-month period in 2004.

	3Q 2005	3Q 2004	YTD 2005	YTD 2004
Marketing & Public Relations	$353,000	$297,000	$1,056,000	$885,000
Credit Insurance	365,000	280,000	1,043,000	782,000
Outside Services	162,000	145,000	514,000	462,000
Taxes	137,000	120,000	363,000	355,000
Information Systems	232,000	261,000	705,000	760,000
Other	795,000	758,000	2,458,000	2,297,000
Total Other Noninterest Expenses	$2,044,000	$1,861,000	$6,139,000	$5,541,000

The most significant growth in the third quarter’s other noninterest expense was observed in our credit insurance expense, which increased $85,000 relative to the third quarter of 2004. For the year-to-date period, our credit insurance expense rose $261,000, or 33%, based on growth in the balances of insured sales finance loans, including both the loans in our portfolio as well as those serviced for other institutions. We expect this expense to continue to increase in the future based on continued portfolio growth, as well as an agreement recently negotiated with a second insurer (Insurer #2). Per this agreement, Insurer #2 will not only offer credit insurance on future loan originations, but also supplemental insurance on a seasoned pool of loans already insured by our existing insurer (Insurer #1). As this represents additional insurance expense on an existing pool of loans, this is expected to increase our insurance cost by an estimated $75,000 in the fourth quarter prior to any expense associated with new originations. As Insurer #2’s pricing and underwriting are very similar to those of Insurer #1, we do not expect that the choice of insurer will impact the cost of insurance on future loan originations. Please refer to the “Sales Finance (Home Improvement) Loans” commentary in the “Portfolio Information” section for further information.

Advertising expenses, which represent the majority of our marketing and public relations expenses, rose by $53,000, or 21% in the third quarter, and $156,000, also 21%, on a year-to-

date basis relative to the same periods in 2004. The growth in these expenses can be attributed to an increase in radio and local newspaper advertising.

While expenditures for forms and office supplies increased by $46,000, or 61% relative to the third quarter of 2004, this variance is largely attributable to differences in the timing of purchases, as year-to-date expenditures were up only 9%.

Loan processing costs included in the “other” noninterest expense category also contributed to the growth in noninterest expense, rising $35,000 for the quarter and $113,000 on a year-to-date basis compared to the prior year. As with salaries, loan processing costs are another category of expense subject to deferral and capitalization of loan origination costs, and the majority of the increase was attributable to a reduction in the amount of expenses deferred compared to 2004. The amount of processing expense eligible for deferral for several loan types, most notably custom construction loans, declined relative to last year. This caused our net expenses to rise substantially as we were unable to defer and amortize as much of these costs as we did in 2004.

Reductions in our information systems expenses and legal costs from the third quarter last year helped offset some of the increases in other noninterest expense categories. For the third quarter and year-to-date periods, information systems expenses fell $29,000 and $55,000, or 11% and 7%, compared to the same periods last year, based largely on a rate reduction for 2005 following negotiations with our core service provider late last year. Additionally, legal expenses were down $25,000, or 30% for the quarter and $76,000, or 22% for the nine months ended September 30, 2005. These reductions were attributable to lower levels of expenditures in our sales finance and general corporate operations compared to the third quarter of last year, as well as declines in spending by our business banking and direct consumer lending operations earlier in the year.

REVIEW OF FINANCIAL CONDITION

Assets

Through the first three quarters of 2005, our assets increased 6%, totaling $1,063 million at the September 30, 2005 quarter-end, up from $1,004 million at the 2004 year-end, based primarily on growth in our loan portfolio.

Securities

Security investments (available-for-sale and held-to-maturity) declined from their level as of the 2004 year-end, decreasing nearly $10 million over the last nine months, to approximately $122 million as of September 30, 2005. Consequently, we anticipate securities purchases in an amount between $5 million and $15 million in the fourth quarter to replace the year-to-date and expected fourth-quarter portfolio run-off.

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

Loans

Net loans receivable, including loans held-for-sale, increased by $54 million from $809 million at the 2004 year-end to $863 million at the end of the third quarter, as loan originations increased 24% over the third quarter of last year to $151 million. Income property loans accounted for 36% of our loan portfolio at the end of the third quarter, down 4% relative to the 2004 year-end and down from 42% as of September 2004. Business banking loans totaled 13% of the loan portfolio, unchanged compared to the 2004 year-end and 2% higher than a year ago, while commercial construction loans remained unchanged at 3% of loans. Single-family mortgage loans, generally non-conforming and including loans held-for-sale, increased to 25% of the portfolio at quarter-end, compared to 21% at the end of the third quarter last year and 22% as of the 2004 year-end. Single-family construction loans remained relatively consistent and accounted for 11% of total loans for this quarter and for the third quarter last year. Single-family construction loans at year end 2004 were slightly lower at 10%. Consumer loans, largely home-improvement loans originated on a national scale through the Sales Finance Division, remained at 12% of the loan portfolio for the quarter, which was unchanged compared to the prior year’s third quarter and year-end.

When taking into account our expected production volumes, payoffs, and loan sales for all lending divisions, we expect loan growth in the range of $10-$15 million for the fourth quarter of 2005. The anticipated increase in commercial loan sales is projected to offset loan growth in the other business lines.

Servicing Assets

Servicing assets grew by $447,000 or 29%, in the nine-month period ended September 30, 2005. In the first quarter of this year, most of the growth in our servicing assets was attributable to large sales of consumer loans originated by our Sales Finance lending area. In the second and third quarters of 2005, however, sales of these loans fell significantly relative to prior quarters after we revised our loan sales strategy and decided to substantially reduce our consumer loan sales, selling only sufficient volumes to ensure the continuity of the market. This strategy may be reevaluated and subject to further modification based on factors including, but not limited to future loan production and/or market conditions.

Historically, the commercial real estate loans we originate have been retained in our portfolio, and sales of participations in these loans have been utilized to limit our aggregate credit exposure to specific borrowers. In our second-quarter press release, however, we noted that we had experienced increased interest in, and opportunities for, sales of participations in our commercial real estate loans. Consequently, we added that we were considering the merits of expanding our commercial real estate loan sales and potentially originating credits with the intent to sell, rather than retain the loans in our portfolio. While the volume of commercial real-estate loans sold in the third quarter was modest, we would note that the volume does not reflect a decision against expanding our commercial real-estate loan sales. Instead, we still regard an increase in such sales as likely in the fourth quarter. Commercial real-estate loan transactions, particularly those that are candidates for sales of participations to other institutions, tend to be larger-dollar credits and unpredictable in their timing and frequency of occurrence. As a result, the volumes of commercial real-estate loans sold, and gains thereon, can be expected to vary considerably from one quarter to the next depending on the timing of the sales transactions.

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

Liabilities

In the first nine months of this year, our total deposit balances rose 8% from their year-end levels, totaling nearly $728 million at the end of the third quarter, with our time deposit balances up more than $56 million. Our checking and money market balances, however, had declined approximately $4 million from their 2004 year-end level. In the first quarter, we observed a migration of balances from these accounts to time deposits, as rates on time deposits had risen while money market rates had remained relatively stable. This resulted in time deposits becoming more attractive, and made it more difficult to retain or grow checking and money market balances without incurring exorbitant marginal expense to do so, as any rate increases would apply not only to any newly opened accounts, but all existing balances as well. By the end of the first quarter, our checking and money market balances had declined approximately $12 million. In the second quarter, the migration appeared to have abated, as checking and money market balances grew $11 million, or 5%, nearly returning to their year-end level. In the third quarter, however, some of our competitors began offering deposit rates that threatened our ability to retain deposit balances. As a result, we were forced to offer a promotional time deposit rate and increase our non-maturity deposit rates in late August. Despite the increased rates on our money market accounts and the greater liquidity offered by these deposits, many customers found the promotional time deposit rate more attractive than money market products. Consequently, following continued growth in July, checking and money market balances began declining, ending the third quarter approximately $4 million below the 2004 year-end level, and currently appear to be exhibiting a relatively sideways movement with considerable volatility.

Utilization of FHLB advances, our preferred supplemental funding mechanism, remained little changed from the year-end, rising less than $2 million to nearly $236 million for the September 30, 2005 quarter-end, as the deposit growth described above, along with retained earnings largely supported our asset growth. As of September 30, 2005, we had the authority to borrow up to a total of nearly $425 million in FHLB advances, subject to sufficient collateral to support those advances.

ASSET QUALITY

Provision and Reserve for Loan Loss

The third quarter’s provision for reserve for loan losses, which was approved by the Audit Committee of the Board of Directors, totaled $325,000, representing a significant decline from the third quarter 2004 level of $525,000. On a year-to-date basis, however, the provision was little changed at slightly less than $1.2 million. The provision for loan losses reflects the amount deemed appropriate to produce an adequate reserve for possible loan losses inherent in the risk characteristics of the loan portfolio. In determining the appropriate reserve balance, we consider the amount and type of new loans added to the portfolio, our level of non-performing loans, the amount of loans charged off, and the economic conditions in which we currently operate.

The provision taken for the third quarter was attributable to the inherent risks identified in the portfolio. Net portfolio loans totaled $842 million as of September 30, 2005, an increase of 8% from $777 million at the end of September last year. Also affecting the level of our reserve for loan losses were our net loan charge-offs, which totaled $173,000 for the quarter, down significantly from the $233,000 level for the same quarter last year. On a sequential quarterly basis, the charge-offs totaled $231,000 in the previous quarter and $211,000 in the first quarter of 2005. Due to their unique characteristics, our consumer loans comprise the bulk of our loan write-offs, though they only constitute approximately 12% of the total loan portfolio. This pattern of consumer loans representing the largest category of charge-offs is generally consistent with the trends that we have experienced in prior years.

Our non-performing assets declined from $1,000,000 at September 2004 to $635,000 at the September 2005 quarter-end. The current level of non-performing assets also improved relative to the year-end 2004 level of $1,007,000. The ratio of non-performing assets to total assets was 0.06% as of September 30, 2005, which compared to 0.10% at both the 2004 year-end and September 30, 2004. By comparison, the annualized ratio for all FDIC insured institutions as of June 30, 2005 totaled 0.48%.*

* FDIC Quarterly Banking Profile, Second Quarter 2005

Noted below is a summary of our exposure to non-performing loans and repossessed assets as of September 30, 2005:

Eighty-six consumer loans. Full recovery anticipated from insurance claims.	$401,000
One single-family residential loan in Western WA. Possible loss of $50,000.	125,000
Twelve consumer loans. Possible loss of $76,000.	76,000
One residential land loan in Eastern WA. No anticipated loss.	29,000
One consumer loan. No anticipated loss.	2,000

TOTAL NON-PERFORMING LOANS	$633,000
TOTAL REAL ESTATE OWNED AND REPOSSESSED ASSETS	2,000
TOTAL NON-PERFORMING ASSETS	$635,000

PORTFOLIO INFORMATION

Commercial Real Estate Loans

The average loan size (excluding construction loans) in the Commercial Real Estate portfolio was $722,000 as of September 30, 2005, with an average loan-to-value ratio of 63% (based upon the appraised value at origination or subsequent appraisal, if applicable). At quarter-end, none of these commercial loans were delinquent for 30 days or more. Small individual investors or their limited liability companies and business owners typically own the properties securing these loans. At quarter-end, the portfolio was 48% residential (multi-family or mobile home parks) and 52% commercial.

The loans in our commercial real-estate portfolio are well diversified, secured by small retail shopping centers, office buildings, warehouses, mini-storage facilities, restaurants and gas stations,

as well as other properties classified as general commercial use. To diversify our risk and to continue serving our customers, we sell participation interests in some loans to other financial institutions. About 11% of commercial real-estate loan balances originated by the Bank have been sold in this manner. We continue to service the customer’s loan and are paid a servicing fee by the participant. Likewise, we occasionally buy an interest in loans originated by other lenders. About $13 million of the portfolio, or 4%, has been purchased in this manner.

Sales Finance (Home Improvement) Loans

Loan production was $18 million in the third quarter and $54 million in the first nine months of 2005. The portfolio balance of Sales Finance loans increased by $7 million to $81 million. Prepayment speeds continue to remain in a range of between 30% and 40%.

	Bank Portfolio Balance	Servicing Balance	Insured Balance (Bank Portfolio and Servicing Balance)
September 30, 2004	$68 million	$31 million	$45 million
December 31, 2004	$69 million	$37 million	$48 million
March 31, 2005	$67 million	$44 million	$50 million
June 30, 2005	$74 million	$45 million	$53 million
September 30, 2005	$81 million	$43 million	$54 million

During the third quarter of 2005, the average new loan amount was $10,200. The average loan balance in the entire portfolio is $9,200. The yield on this portfolio is 10.39%. Loans with credit insurance in place represent 40% of the Bank’s portfolio balance, and 34% (by balance) of the loans originated in the third quarter were insured.

UNINSURED PORTFOLIO - BANK BALANCES
	Bank Balance	Net Charge-Offs	Charge-offs (% of Bank portfolio)	Delinquent Loans (% of Bank Portfolio)
September 30, 2004	$40 million	$ 71,000	0.18%	0.75%
December 31, 2004	$41 million	$100,000	0.24%	0.66%
March 31, 2005	$40 million	$141,000	0.35%	0.62%
June 30, 2005	$44 million	$ 147,000	0.33%	0.77%
September 30, 2005	$48 million	$ 98,000	0.21%	1.20%

INSURED PORTFOLIO - BANK AND INVESTOR LOANS
	Claims Paid	Claims (% of Insured Balance)	Delinquent Loans (% of Bank Portfolio)
September 30, 2004	$265,000	0.64%	2.11%
December 31, 2004	$492,000	1.06%	2.58%
March 31, 2005	$516,000	1.05%	2.75%
June 30, 2005	$359,000	0.70%	3.23%
September 30, 2005	$483,000	0.89%	3.64%

As of September 30, 2005, the total Sales Finance portfolio was $81 million, of which $33 million was insured and $48 million was uninsured. The uninsured portfolio, which has an average credit score of 737, has experienced consistent and reasonably acceptable loan losses as a percent of the portfolio during the last five quarters, ranging from 0.18% to 0.35%. The insured portfolio, which has an average credit score of 671, has not performed as well. Losses incurred in that portfolio are submitted to our credit insurers for reimbursement, and the claims experience in the last 12 months has ranged between 0.64% and 1.06% of insured balances. The delinquency rates on the insured portfolio have ranged between 2.11% and 3.64% of insured balances during the last five quarters.

Until recently, the Bank maintained a relationship with a single credit insurance company (Insurer #1). Insurer #1 provided credit insurance on Sales Finance loans as well as insurance on a small number of home equity products. In August 2005, the Bank entered into an agreement with another credit insurance company (Insurer #2), providing similar insurance products with very similar underwriting and pricing terms as Insurer #1.

With two insurers in place, the Bank began to split the Sales Finance loans requiring insurance between the two insurers (see table below). In October of 2005, the Bank and Insurer #1 did not reach agreement on the pricing of insurance for loans originated after October 1, 2005. Therefore, effective on that date, all newly insured loans will be insured by Insurer #2. This decision does not affect the pricing or coverage in place on loans currently insured with Insurer #1. The Bank continues to have a relationship with Insurer #1 for home equity loan products.

In addition to purchasing insurance from Insurer #2 on a prospective basis, the Bank has also purchased back-up insurance from Insurer #2 on loans that are currently also insured by Insurer #1, and that were originated during the 2002/2003 policy year (adding $1.07 million in additional coverage). Our contract with both insurers provides them with a maximum exposure limit of 10% of the loan balances insured in each policy year.  In the event that Insurer #1’s maximum exposure limit on the 2002/2003 policy year is exhausted, Insurer #2 will provide credit insurance coverage on the remaining loans in that pool subject to policy limitations (see table below). We took additional insurance because the loans in the 2002/2003 policy year have not performed to expectations. We recognized this trend in 2004 and, in response, tightened our underwriting approval criteria. The performance of the loans in the 2003/2004 and 2004/2005 policy years appear to positively reflect these changes. The following table shows the standing of each policy year for each insurer as of September 30, 2005.

Insurer #1
		Current	Original		Remaining	Limit as % of	Current
Policy	Loans	Loan	Loss	Claims	Loss	Remaining	Delinquency
Year*	Insured	Balance	Limit	Paid	Limit	Balance	Rate
2002/2003	$21,442,000	$10,439,000	$2,144,000	$1,696,000	$448,000	4.29%	5.68%
2003/2004	$35,242,000	$21,759,000	$3,524,000	$1,168,000	$2,356,000	10.83%	5.27%
2004/2005	$23,964,000	$20,306,000	$2,396,000	$64,000	$2,332,000	11.48%	2.27%

* Policy years close on 9/30 of each year

Insurer #2
		Current	Original		Remaining	Limit as % of	Current
Policy	Loans	Loan	Loss	Claims	Loss	Remaining	Delinquency
Year	Insured	Balance	Limit	Paid	Limit	Balance	Rate
2002/2003*	$10,768,000	$10,439,000	$1,077,000	$0	$1,077,000	10.32%	5.68%
2005/2006**	$1,957,000	$1,898,000	Not Applicable	$0	Not Applicable	Not Applicable	0.00%

* Loans in this policy year are the same loans insured with Insurer #1 during the same time period. **Policy year closes on 7/31 of each year

Residential Lending

The residential lending portfolio (including loans held for sale) totaled $297 million on September 30, 2005. The breakdown of that portfolio is as follows:

	Bank Balance	% of Portfolio
Adjustable rate permanent loans	$167 million	56%
Fixed rate permanent loans	$5 million	2%
Residential building lots	$35 million	12%
Disbursed balances on custom construction loans	$83 million	28%
Loans held-for-sale	$7 million	2%
Total	$297 million	100%

The portfolio has performed in an exceptional manner, and currently has only three loans, or 0.28% of loan balances, that are delinquent more than one payment.

The average loan balance in the permanent-loan portfolio is $195,000, and the average balance in the building lot portfolio is $113,000. Owner-occupied properties constitute 67% of the loan balances. Our portfolio program underwriting is typically described as non-conforming. The portfolio generally consists of loans that, for a variety of reasons, are not readily salable in the secondary market at the time of origination. The yield earned on the portfolio is generally much higher than the yield earned on a more typical “conforming underwriting” portfolio. We underwrite the portfolio permanent loans by focusing primarily on the borrower’s good or excellent credit and our overall exposure on the loan. We manually underwrite all loans and review the loans for compensating factors to offset the non-conforming elements of those loans.

On September 30, 2005, we had $10.6 million of loans in the portfolio that had “interest only” payment plans until their first interest rate change date (at which time the loan converts to normal amortizing payments). This represents about 6% of the permanent residential lending portfolio. The loans with the interest-only feature are underwritten using a payment of full principal and interest in the calculation of monthly debts. This insures that loans are not made to borrowers who only qualify due to the interest-only payment feature on the loan. Although we believe that those loans are well underwritten, and to date our experience with those loans has been favorable, we made the decision to sell a majority of these loans to other investors. We have a sale pending of approximately $7.8 million of the loans for tentative settlement in November. We do not originate an “Option ARM” product, where borrowers are given a variety of monthly payment options that allow for the possibility of negative amortization.

As of September 30, 2005, we held about $2.4 million of low-documentation permanent residential loans on our books. We also held about $8.3 million in disbursed balances (and another $10.9 million in additional commitments) on low-documentation custom construction loans. These loans allow lower levels of documentation verifying a borrower’s income or assets. Through a combination of the borrower’s equity in the property and the purchase of mortgage insurance on each individual loan, all low-documentation loans have a loan-to-value of no more than 70% exposure to the Bank. Until such time as we have an established track record with the performance of low-documentation residential mortgages, we have set an internal limit of 1% of the Bank’s loan portfolio (approximately $9 million). Due to unexpected demand for this product during the third quarter, that limit has been exceeded. In response to this demand, we have raised the pricing on low-documentation custom construction loans and have begun to explore the sale of low-documentation loans to other investors. We believe that the successful implementation of these measures over time will bring the portfolio balances of low-documentation loans below the internal limit.

Portfolio Distribution

The loan portfolio distribution at the end of the third quarter was as follows:

Single Family (including loans held-for-sale)	25%
Income Property	36%
Business Banking	13%
Commercial Construction	3%
Single Family Construction:
Spec	1%
Custom	10%
Consumer	12%

Adjustable-rate loans accounted for 88% of our total portfolio.

DEPOSIT INFORMATION

The number of business checking accounts increased by 16%, from 1,877 at September 30, 2004, to 2,182 as of September 30, 2005, a gain of 305 accounts. The deposit balances for those accounts grew 40%. Consumer checking accounts also increased, from 6,546 in the third quarter of 2004 to 7,350 this year, an increase of 804 accounts, or 12%. Our total balances for consumer checking accounts rose 13%.

The following table shows the distribution of our deposits.

	Time Deposits	Checking	Money Market Accounts	Savings
September 30, 2004	63%	13%	23%	1%
December 31, 2004	61%	14%	24%	1%
March 31, 2005	64%	13%	22%	1%
June 30, 2005	64%	14%	21%	1%
September 30, 2005	65%	14%	20%	1%

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

Consumer Lending

	Quarter Ended		Nine Months Ended
	Net Income	Return on Equity	Net Income	Return on Equity
September 30, 2003	$51,000	3.12%	$(70,000)	(1.63%)
September 30, 2004	$416,000	18.34%	$985,000	15.83%
September 30, 2005	$414,000	16.24%	$928,000	13.19%

Net income for the Consumer Lending segment totaled $414,000 and $928,000 for the quarter and nine months ended September 30, 2005, virtually unchanged for the quarter and down 6% on a year-to-date basis relative to the comparable 2004 results. For the quarter, improvement in the segment’s net interest income was offset by a reduction in noninterest income and rising noninterest expense. On a year-to-date basis, the decline was attributable to rising noninterest expense more than offsetting modest growth in net interest income and a significant increase in noninterest income.

The Consumer segment’s earning assets totaled nearly $124 million as of September 30, 2005, an increase of almost 10% over the prior year level. This represented a significant reduction from the 21% earning asset growth achieved between September 30, 2003 and 2004. The decline in asset growth can be attributed to a combination of a reduction in originations of our sales finance (home improvement) loans relative to last year, as well as some large volumes of loan sales, particularly in the first quarter of 2005. With the modest earning asset growth relative to the prior year, and the primarily fixed-rate nature of the loans in the portfolio, the Consumer Lending segment’s interest income increased approximately 12% for both the quarter and nine months ended September 30, 2005 relative to the same periods in 2004.

By comparison, interest expense rose 9% and 32% relative to the quarter and nine months ended September 30, 2004, based on increases in the retail deposit and wholesale funding rates, as well as the cost of the additional funds required to support the growth in earning assets. Overall, the Consumer segment’s net interest income rose approximately $225,000 and $207,000 from the levels in the third quarter and first nine months of 2004. Following a reduction in the provision for loan loss of $9,000 for the third quarter, and an increase of $32,000 on a year-to-date basis, the segment’s net interest income after provision increased $234,000 and $175,000 relative to the same periods in 2004.

The segment’s third-quarter noninterest income declined 11% relative to the prior year, attributable largely to a significant reduction in loan sale volumes. On a year-to-date basis, however, noninterest income exceeded the prior year level by $662,000, an increase of approximately 50%. Growth in service fee income contributed significantly to the year-to-date increase in noninterest income, and helped offset the reduced level of gains on loan sales in the third quarter.

As we noted in our second-quarter press release, in the second quarter of this year we made a significant change in our strategy regarding sales of consumer loans. Previously, our plan had been to sell approximately $6 million to $8 million in sales finance loans each quarter, though actual sales in a given quarter could fall above or below this range depending on loan production, market conditions, and other factors. In the second quarter, we elected to change this strategy and substantially reduce our sales of these loans, selling only sufficient volumes to ensure the continuity of the market. Accordingly, our third-quarter loan sales were well below those for the same period last year. While the reduction in gains on sales negatively impacted our noninterest income in the current period, reducing our sales of consumer loans allows us to retain a greater volume of these higher-yielding assets within our portfolio. Additionally, although no changes to this plan are anticipated at this time, this strategy may be reevaluated in the future and subject to further modification based on factors including, but not limited to, future loan production and/or market conditions.

Despite the reduction in sales volume, consumer loan sales remained the largest contributor to our loan sale gains, with gains of $118,000 in the third quarter. While this represented a 73% decline from the gains realized in the third quarter of 2004, our pricing and execution improved relative to last year, as the volume of loans sold declined 80% to $2.2 million, versus $11.0 million in the same quarter last year. Similarly, through the first nine months of 2005, gains on consumer loan sales declined $155,000, or 16%, while the volume of loans sold fell 32%, from $26.3 million to $17.9 million.

Servicing fees earned on the consumer loans serviced for others totaled $314,000 and $955,000 for the quarter and nine months ended September 30, 2005, up from $69,000 and $157,000 for the same periods in 2004. This increase in consumer loan service fees was attributable in large part to a change in the amortization period assumed for the underlying servicing asset.

Servicing assets are recorded when we sell loans from our portfolio to other investors and continue to service those loans for the investors following the sale. To determine the fair value of the servicing assets, we utilize a valuation model that calculates the present value of future cash flows from the loans sold based on assumptions which include market discount rates, anticipated prepayment speeds, estimated servicing cost per loan, and other relevant factors. These factors are subject to significant fluctuations, and the estimates used in the models are subject to review and revision based on actual experience and changes in expectations for the future. The calculated value of the servicing rights is then capitalized and amortized in proportion to, and over the period of, estimated future net servicing income.

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

For the third quarter of 2005, the Consumer Lending segment’s noninterest expense increased $170,000, or 11% compared to the prior year, with the most significant growth observed in our credit insurance expense based on growth in the balances of insured sales finance loans, including both the loans in our portfolio as well as those serviced for other institutions. We expect this expense to continue to increase in the future based on continued portfolio growth, as well as an agreement recently negotiated with a second insurer (Insurer #2). Per this agreement, Insurer #2 will not only offer credit insurance on future loan originations, but also supplemental insurance on a seasoned pool of loans already insured by our existing insurer (Insurer #1). As this represents additional insurance expense on an existing pool of loans, this is expected to increase our insurance expense by an estimated $75,000 in the fourth quarter prior to any expense associated with new originations. As Insurer #2’s pricing and underwriting are very similar to those of Insurer #1, we do not expect that the choice of insurer will impact the cost of insurance on future loan originations.

Also contributing to the increase in costs relative to the prior year was a reduction in the Consumer segment’s FAS 91 benefit. In accordance with current accounting standards, certain costs associated with loan origination are deferred and amortized over the life of each loan originated, rather than expensed in the current period. Expenses are then reported in the financial statements net of these deferrals. The amount of expense subject to deferral and amortization can vary from one period to the next based upon the number of loans originated, the mix of loan types, and year-to-year changes in “standard loan costs.” In this instance, fewer sales finance loans were originated this year compared to last, and the standard cost associated with each sales finance loan originated in 2005 was lower than the comparable figure for 2004. Consequently, the amount of noninterest expense to be deferred and amortized this year declined relative to 2004, resulting in a higher level of noninterest expense in 2005.

For the nine months ended September 30, 2005, noninterest expense increased $922,000, or 22% relative to the prior year. In addition to the increased credit insurance premium expense and reduced FAS 91 benefits described above, administrative and support costs allocated to this segment contributed to the additional expense. Included in these allocated costs are expenses related to our Consumer Loan Administration and Asset Management departments. The Consumer Loan Administration and Asset Management expenses allocated to this segment have risen based on the increased efforts required to manage the growing sales finance portfolio, including those loans serviced for others.

Residential Lending

	Quarter Ended		Nine Months Ended
	Net Income	Return on Equity	Net Income	Return on Equity
September 30, 2003	$537,000	27.83%	$1,437,000	27.58%
September 30, 2004	$670,000	24.21%	$2,054,000	26.24%
September 30, 2005	$921,000	24.79%	$2,538,000	24.65%

Net income for the Residential Lending segment totaled $921,000 for the third quarter of 2005, representing a 38% increase over the same quarter in 2004. Through the first nine months of this year, net income of $2.5 million exceeded the prior year’s mark by nearly 24%. The increase in net income resulted from growth in both net interest and noninterest income and a reduction in the provision for loan loss. These improvements were, however, partly offset by rising operating expenses.

Earning assets for the Residential segment totaled $344 million as of September 30, 2005, a 23% increase over the September 30, 2004 level. With these additional assets and the repricing effects resulting from increases in interest rate indexes from which the loan rates are set, interest income earned on the portfolio totaled $5.6 million and $15.3 million for the three and nine months ended September 30, 2005, representing increases of 39% and 32% over the same periods last year. Interest expense, however, rose 71% and 51% relative to the third quarter and first nine months of last year due to the rising retail deposit and wholesale funding rates mentioned earlier, as well as the cost of the additional funds required to support the earning asset growth. The increase in funding costs, combined with $170,000 and $134,000 reductions in the quarterly and year-to-date provisions for loan losses, reduced the overall increase in the Residential segment’s net interest income after provision to approximately 27% and 23% over the third quarter and nine month 2004 levels.

The Residential Lending segment’s third-quarter noninterest income was little changed from the prior year, increasing $12,000, or 4% relative to the third quarter of 2004. On a year-to-date basis, however, noninterest income rose $174,000, or 27%, based largely on higher loan fees, particularly prepayment fees, earlier in the year. We believe that a flattening of the yield curve, which resulted from rising short-term interest rates and relatively static longer-term interest rates, contributed to the higher level of loan payoffs and prepayment fees observed from mid-2004 through the second quarter of 2005. As this flattening of the yield curve reduced the rate differential between short- and long-term financing costs, it provided a financial incentive for borrowers with short-term or adjustable-rate loans to refinance with long-term fixed rates. With prepayment fees declining in the third quarter, it is possible that, given the current interest rate environment, the majority of borrowers with a financial incentive to refinance and the inclination to do so may have already taken advantage of the opportunity presented by the flattened yield curve. If this is the case, and no movement conducive to additional refinance activity occurs in the yield curve, it is likely that the level of prepayment fees over the next few quarters will continue to decline relative to the same periods for the prior year. Given the uncertainties regarding interest rates and borrower behaviors, however, we do not believe we can predict the level of prepayment fees in future quarters with any reasonable degree of accuracy.

Partially offsetting this year’s income growth were increases of $228,000 and $978,000, or 15% and 23% in the Residential segment’s noninterest expense. Among the segment’s direct expenses, the most significant contribution to the increase was additional compensation expense, including incentive compensation driven by increased loan production volumes, which resulted in higher loan officer commissions. Also contributing to the additional expense in 2005 were rising allocations of administrative and other costs. The administrative costs include expenses for both general corporate activities, which are allocated to all the business segments, as well as loan servicing and administration costs attributable to the Residential Lending segment’s originations and portfolio management. Other allocated expenses included expenses incurred at the banking centers and allocated to the Residential Lending segment. These allocations have increased with the growth of the Residential segment.

Business Banking Lending

	Quarter Ended		Nine Months Ended
	Net Income	Return on Equity	Net Income	Return on Equity
September 30, 2003	$93,000	5.72%	$108,000	2.20%
September 30, 2004	$(73,000)	(3.63%)	$(283,000)	(4.92%)
September 30, 2005	$82,000	3.02%	$85,000	1.09%

Our Business Banking segment is one of the newer business lines in which we have invested and will continue to invest our resources with the eventual goal of achieving our targeted 15% return on equity and consistent year-over-year earnings growth. At this time, these results have not yet been achieved, nor do we anticipate reaching these goals in 2005. We continue to invest in this segment, however, based upon its ability to attract low-cost core deposits, which help reduce our overall cost of funds, the diversification it brings to our portfolio of earning assets, and the potential it offers for generating longer-term relationship-banking opportunities and additional sources of noninterest income.

For the quarter and nine months ended September 30, 2005, the Business Banking segment’s net interest income after provision for loan losses rose $427,000 and $1.3 million or 41% and 45%, relative to the same periods in 2004. These were the highest percentage net interest income increases among our four business lines, and the second highest dollar increases behind the Residential Lending segment. Like the Consumer and Residential segments, the Business Banking segment succeeded in building incremental assets over the third quarter of last year, with earning assets totaling nearly $130 million as of September 30, 2005, an increase of 21%

over the prior year level. Earning assets were, however, down from their $132 million level as of June 30, 2005. Given the nature of the Business Banking segment’s credit relationships which include a number of large-balance and revolving credits, we do not consider this decline to be indicative of a downward trend in the segment’s earning assets.

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

The Business Banking segment’s third-quarter noninterest income was virtually unchanged from the prior year, increasing less than $2,000. On a year-to-date basis, however, the segment’s noninterest income rose $209,000, or 74%, driven in large part by a $151,000 second-quarter gain on the sale of a commercial real estate credit that included both the construction financing as well as the permanent mortgage to refinance that loan following the completion of construction. Given the unique nature of this transaction, we cannot predict the probability that similar deals could occur in the future. Also contributing to the segment’s noninterest income growth has been the expansion of the Business Banking segment’s deposit base, measured by both total deposit balances as well as the number of open accounts. Fee income earned on these additional deposits has contributed to the improvement in noninterest income, and is expected to generate additional noninterest income for the segment in the future.

Partially offsetting the additional net interest and noninterest income, however, were an additional $192,000 in noninterest expense for the quarter and $986,000 for the nine-month period relative the prior year. The primary drivers of the additional noninterest expense were increases in expenses from our retail banking centers and other administrative departments allocated to the Business Banking segment, as well as compensation and marketing expenses. The expenses from our retail banking centers allocated to the Business Banking segment have increased largely as a result of the strong growth of our business checking and other commercial deposit accounts. On a year-to-date basis, additional compensation expense was due, in large part, to a return to a normal level of loan officer commissions this year, compared to a below average level of expense in early 2004.

Income Property Lending

	Quarter Ended		Nine Months Ended
	Net Income	Return on Equity	Net Income	Return on Equity
September 30, 2003	$1,589,000	22.51%	$4,911,000	23.05%
September 30, 2004	$1,513,000	20.34%	$4,270,000	19.49%
September 30, 2005	$1,312,000	17.21%	$4,279,000	18.75%

For the third quarter of 2005, the Income Property segment’s net income declined 13% from its level in the same quarter of 2004 based on declining net interest and noninterest income. For the year-to-date period, net income was virtually unchanged, with minimal changes impacting net interest income, noninterest income, and noninterest expense.

The segment’s net interest income after provision for loan loss declined $309,000, or 8%, for the quarter based on 7% interest income growth and a more than offsetting 34% increase in interest expense. Unlike our other business segments, the Income Property segment did not benefit from year-over-year earning asset growth, and instead saw its earning assets fall to $408 million as of September 30, 2005, a decline of over 8% relative to September 30 of last year. The decline was largely attributable to a high level of prepayments on the loan portfolio, likely motivated by the same factors described earlier in the Residential segment section.

Noninterest income for the Income Property segment declined $27,000 for the third quarter and $7,000 on a year-to-date basis, or 13% and 1%, relative to 2004. For the quarter, gains on commercial loan sales were down significantly relative to the prior year, while on a year-to-date basis, the decline in noninterest income was attributable to a reduction in the amount of rental income received from First Mutual Center tenants allocated to the Income Property segment.

In our second-quarter press release, we noted that we had experienced increased interest in, and opportunities for, sales of participations in our commercial real-estate loans. Consequently, we added that we were considering the merits of expanding our commercial real estate loan sales and potentially originating credits with the intent to sell, rather than retain the loans in our portfolio. While the volume of commercial real-estate loans sold in the third quarter was modest, we would note that the volume does not reflect a decision against expanding our commercial real-estate loan sales. Instead, we still regard an increase in such sales as likely in the fourth quarter. Commercial real-estate loan transactions, particularly those that are candidates for sales of participations to other institutions, tend to be larger-dollar credits and unpredictable in their timing and frequency of occurrence. As a result, the volumes of commercial real-estate loans sold, and gains thereon, can be expected to vary considerably from one quarter to the next depending on the timing of the sales transactions.

In contrast to the other business segments, noninterest expense for the Income Property segment exhibited modest reductions compared to the same timeframe last year, declining $45,000, or 3% for the quarter, and $15,000, or less than 1% for the year-to-date period. As noted above, the asset growth exhibited by the other business lines was not observed with the Income Property segment. Instead, the Income Property segment saw balances decline as the other business lines grew their operations and became larger components of our overall asset mix. Consequently, for a number of different expenses that we allocate out to the business segments, such as banking center and administrative costs, the percentages allocated to other business lines increased with their activity and asset balances, and reduced the percentage allocated to the Income Property segment relative to last year.

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

	3Q 2005	3Q 2004	YTD 2005	YTD 2004
	(Dollars in thousands)
Loan Originations (disbursed)	$130,000	$101,000	$374,000	$332,000
Security Purchases	0	12,000	6,000	56,000
Total Originations and Purchases	$130,000	$113,000	$380,000	$388,000

Loan and Security Repayments	$103,000	$74,000	$289,000	$200,000
Sales of Securities	0	0	0	2,000
Sales of Loans	15,000	24,000	45,000	74,000
Total Repayments and Sales	$118,000	$98,000	$334,000	$276,000

Net Difference	$12,000	$15,000	$46,000	$112,000

Loan and security sales and repayments, our primary sources of funding, are heavily influenced by trends in mortgage rates. When rates trend downward, our prepayment speeds typically increase as borrowers refinance their loans at lower interest rates. Conversely, as rates move upwards, prepayments will generally tend to slow, as fewer borrowers will have a financial incentive to refinance their loans. The loan portfolio, excluding loans sold into the secondary market and spec construction loans, experienced an annualized prepayment rate of nearly 35% in the first nine months of 2005, compared to 30% for the same period one year earlier.

Movements in rates and the resulting shape of the yield curve have likely contributed to the sustained high prepayment levels. As short-term rates continued to rise in 2005, longer-term rates tended to move within a range, with no discernible upward or downward tendency. This has resulted in a flattening of the yield curve, which continued into the third quarter of 2005. With this flattening, the rate differential between short- and long-term financing diminished, thus reducing the financial incentive for borrowers to use shorter-term, adjustable-rate financing rather than longer-term, fixed-rate loans. This, in turn, provides borrowers with an incentive to refinance with long-term fixed rates. We believe this situation has contributed to the sustained high prepayment rates observed in 2005.

Our preferred method of funding the net difference between originations/purchases and repayments/sales is with deposits. To the extent that deposit growth is insufficient to fully fund the difference, we may rely on wholesale funding sources including, but not limited to FHLB advances, brokered certificates of deposit, and reverse repurchase agreements. During the third quarters of 2004 and 2005, growth in funds from deposits and borrowings were as follows:

	3Q 2005	3Q 2004	YTD 2005	YTD 2004
	(Dollars in thousands)
Deposits	$8,000	$21,000	$52,000	$21,000
Advances	8,000	(13,000)	2,000	38,000
Total	$16,000	$8,000	$54,000	$59,000

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

Our most utilized wholesale funding source is FHLB advances, which totaled $236 million at September 30, 2005 and $234 million at December 31, 2004. Our credit line with the FHLB is reviewed annually, and our maximum allowable borrowing level is currently set at 40% of assets or $425 million. As a percentage of period-ending assets, our FHLB borrowings totaled 22% on September 30, 2005 and 23% at the end of 2004. Potential risks associated with this funding source include the reduction or non-renewal of the line and insufficient collateral to utilize the line. We try to mitigate the risk of non-renewal of the line by maintaining the credit quality of our loans and securities and attending to the quality and consistency of our earnings. We presently have sufficient collateral to meet our anticipated year 2005 and 2006 funding needs.

Brokered deposits, which are included in the deposit totals, amounted to $40 million at the 2004 year-end and $27 million as of September 30, 2005. Subsequent to the quarter-end, the interest rates on brokered deposits fell below those of FHLB advances. Consequently, we increased our use of this funding source to $42 million in October, and may continue to increase our use in the future, depending on the costs of various wholesale funding sources. Internal policies limit our total usage of these deposits to no more than 10% of all deposits.

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

In addition to using liquidity to fund loans and securities, we routinely invest in facilities and equipment. In the first three quarters of 2005, we invested $5.9 million in these assets, up from $1.9 million in the first nine months of 2004.

PLANNED EXPENDITURES FOR PLANT AND EQUIPMENT

In 2005 we have completed the interior remodel of three banking centers and completed the construction of another. With the completion of these, we do not anticipate the need for any further major banking center remodels. In 2004 we also completed two land acquisitions, one in West Seattle for $1,046,000 and one in Canyon Park for $1,356,000. Construction began for our new West Seattle banking center third quarter, 2005. It is possible that construction on our Canyon Park banking center can begin as early as fourth quarter, 2005, but more likely will begin in first quarter, 2006. In 2004 we also began a maintenance and upgrade plan for our seven-story corporate headquarters, and we anticipate these plans will be completed by first quarter, 2006. We estimate that the expenditures in the next two quarters will range from $2.0 million to $3.0 million depending on what projects are completed this year and the timing of future projects based on permitting.

We review the utilization of our properties on a regular basis and believe that we have adequate facilities for current operations. We may open new banking centers from time-to-time, depending on the availability of capital resources and the location’s potential for growth and profitability.

We regularly analyze demographic and geographic data as well as information regarding our competitors and our current loan and deposit customers in order to locate potential future Bank sites.

CAPITAL

The FDIC’s statutory framework for capital requirements establishes five categories of capital strength, ranging from a high of well-capitalized to a low of critically under-capitalized. An institution’s category depends upon its capital level in relation to relevant capital measures, including a risk-based capital measure, a leverage capital measure, and certain other factors. At September 30, 2005, we exceeded the capital levels required to meet the definition of a well-capitalized institution:

			Minimum to be
			Categorized as “Well
		Minimum for	Capitalized” Under
		Capital	Prompt Corrective
	Actual	Adequacy Purposes	Action Provisions
Total capital (to risk-weighted
assets):
First Mutual Bancshares, Inc.	12.20%	8.00%	N/A
First Mutual Bank	11.83	8.00	10.00

Tier I capital (to risk-weighted
assets):
First Mutual Bancshares, Inc.	10.95	4.00	N/A
First Mutual Bank	10.58	4.00	6.00

Tier I capital (to average assets):
First Mutual Bancshares, Inc.	7.88	4.00	N/A
First Mutual Bank	7.75	4.00	5.00

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Market risk is defined as the sensitivity of income and capital to changes in interest rates and other relevant market rates or prices. Our profitability is largely dependent on our net interest income. Consequently, our primary exposure to market risk arises from the interest rate risk inherent in our lending, deposit, and borrowing activities. Interest rate risk is the risk to earnings and capital resulting from adverse movements in interest rates. To that end, we actively monitor and manage our exposure to interest rate risk.

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

Net Interest Income (NII) and Economic Value of Equity (EVE) Simulation Model Results

	September 30, 2005		December 31, 2004
Change in	Percentage Change		Percentage Change
Interest Rates	Net Interest	Economic Value	Net Interest	Economic Value
(in basis points)	Income	Of Equity	Income	Of Equity
+200	(0.11%)	(1.82%)	0.89%	(2.51%)
+100	n/a	0.15%	n/a	(0.40%)
-100	n/a	(2.26%)	(1.26%)	(1.26%)
-200	(1.33%)	(6.94%)	*	*

* Because a large percentage of our loan portfolio is tied to indexes that were at very low levels as of December 31, 2004, the downward 200 bps scenario was not computed at that time.

Net Interest Income Simulation

The results of our income simulation model constructed using data as of September 30, 2005 project modest declines in our net interest income from its “base case” level in scenarios in which interest rates are assumed to gradually increase or decline by 200 bps over a 12-month period. The magnitudes of the changes, however, suggest that there is little sensitivity in net interest income from the “base case” level over a 12-month horizon, as an impact of 1.33% was indicated in the falling rate scenario, and 0.11% in the rising rate environment.

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

The rising and falling rate ramp scenarios then indicate that if the slope of the yield curve remains the same, and customer loan and deposit preferences do not change in response to movements of the yield curve, then a parallel 200 basis point increase or decrease in rates will not significantly degrade net interest income from what is presently expected in the “base case.” In the event the simulation model indicated that the increase or decrease in interest rates over the following 12 months would adversely affect our net interest income over the same period by more than 10% relative to the “base case” scenario, we would consider the indicated risk to have exceeded our internal policy limit.

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

In the simulated 200 bps upward shift of the yield curve, the discount rates used to calculate the present values of assets and liabilities will increase, causing the present values of both assets and liabilities to fall, with more prominent effects on longer-term, fixed-rate instruments. Additionally, when interest rates rise, the cash flows on our assets are typically expected to decelerate as borrowers become less likely to prepay their loans. As the cash flows on these assets are shifted further into the future, their present values are further reduced. Our EVE simulation model results as of September 30, 2005 indicate that our assets and liabilities would be expected to exhibit similar levels of sensitivity to rising rates, with the economic value of assets declining by 2.49%, compared to a decline of 2.57% for our liabilities. Given the comparable sensitivities and greater asset balance than liabilities balance, the reduction in the economic value of assets exceeded the impact on liabilities. Consequently, the economic value of our equity was negatively impacted in this scenario, declining 1.82%.

The opposite occurs when rates decline, as the discount rates used to calculate the present values of assets and liabilities will decrease, causing the present values of both assets and liabilities to rise. Counteracting this effect for assets, however, is the tendency for cash flows from assets to accelerate in a falling rate scenario, as borrowers refinance their existing loans at lower interest rates. These loan prepayments prevent the present values of these assets from increasing in a declining rate scenario, illustrating an effect referred to as negative convexity. Taking this negative convexity into account, the simulation results indicated a negative impact to EVE in the falling rate scenario. In this case, the economic values of both assets and liabilities at September 30, 2005 were positively impacted when rates were assumed to fall by 200 bps, assets by 1.76% and liabilities by 2.82%. As a result, with the value of liabilities rising more than asset values, our economic value of equity was negatively impacted in this scenario, declining 6.94%.

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

Certain shortcomings are inherent in gap analysis, including the failure to recognize differences in the frequencies and magnitudes of repricing for different balance sheet instruments. Additionally, some assets and liabilities may have similar maturities or repricing characteristics, but they may react differently to changes in interest rates. This illustrates a facet of interest rate exposure referred to as “basis risk.” Assets, such as adjustable-rate mortgage loans, may also have features that limit the effect that changes in interest rates have on the asset in the short-term and/or over the life of the loan, for example a limit on the amount by which the interest rate on the loan is allowed to adjust each year. This illustrates another area of interest rate exposure referred to as “option risk.” Due to the limitations of the gap analysis, these features are not taken into consideration. Additionally, in the event of a change in interest rates, prepayment and early withdrawal penalties could deviate significantly from those assumed in the gap calculation. As a result, we utilize the gap report as a complement to our income simulation and economic value of equity models.

Our 12-month interest rate sensitivity gap, expressed as a percentage of assets, fell from a positive, or asset sensitive 2.6% at December 31, 2004 to a negative, or liability sensitive 5.9% at the end of the third quarter. These results indicated that more liabilities than assets were expected to mature, reprice, or prepay within the 12 months, whereas the opposite was true at the year-end.

One Year Interest Rate Sensitivity Gap

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
One-Year Repricing/Maturing Assets	$692,692	$665,665
One-Year Repricing/Maturing Liabilities	755,044	639,430

One-Year Gap	($ 62,352)	$26,235

Total Assets	$1,063,009	$1,012,783
(Dec. 31, 2004 figure includes a $9 million off-balance-sheet item)

One-Year Interest Rate Gap as a Percentage of Assets	(5.9%)	2.6%

The decline in our gap ratio since December 2004 has been primarily attributable to developments on the liabilities side of the balance sheet, as the percentage of total assets subject to mature, reprice, or estimated to prepay within a one-year timeframe has changed little since the 2004 year-end. In particular, the rolling of existing long-term FHLB advances to within the 12-month timeframe and a reduction in the use of longer-term funding instruments to replace maturing liabilities have both contributed significantly to the reduction in our gap ratio.

While our total outstanding FHLB advances showed little change relative to December 2004, the volume of advances scheduled to mature or reprice within the following 12 months increased $45 million between the year-end and the end of the third quarter. In the first half of 2004, we increased our utilization of longer-term FHLB advances in order to extend liability durations as well as match fund purchases of hybrid ARM securities. Over the course of 2005, many of these longer-term advances have rolled to within the gap ratio’s 12-month timeframe. Given our asset/liability position over the first three quarters of 2005, we have elected to replace maturing advances with new short-term advances rather than extend these liabilities. This combination of last year’s advances moving closer to maturity and the use of shorter-term replacement advances contributed to this year’s reduction in our one-year interest rate gap.

The balance of outstanding time deposits scheduled to mature within the next 12 months also increased relative to the year-end levels, particularly for 11-, 13-, and 15-month “bump” certificates promoted in late 2004 and earlier this year. Based on the terms of these certificates, all balances will appear within the gap report’s 12-month horizon at the certificate’s origination or very shortly thereafter. While our 15-month “bump” time deposits are issued with a 15-month term to maturity, the depositor is granted an option to reprice the certificate to the prevailing 15-month certificate rate on one occasion at any time during those 15 months. For the purposes of the gap report, we assume that the majority of depositors will reprice their certificates within one year of issue. Consequently, the majority of these certificates are considered to be less than one-year instruments for gap purposes.

A change in modeling procedure impacted the total asset base used for the gap ratio calculation by $9 million. As previously noted, in 2002 we entered into an interest rate swap agreement to fix the interest rate on our first trust preferred security issue for a period of five years. As of the December 2004 year-end, we classified the TPS as a variable rate liability, offset by the asset side of the swap, under which the Bank receives payments tied to the same quarterly adjustable rate as the TPS issue. The other side of the swap, under which the Bank makes payments based on a fixed interest rate, was applied to the liability side of the gap report based on the remaining life of the swap. Beginning in the second quarter of 2005, the fixed-payment side of the swap, formerly a $9 million liability, was moved to the asset side as a $9 million contra-asset. As a result of this modification, our asset base for gap purposes now corresponds to the level of total assets reflected on our financial statements, rather than exceeding that amount by the $9 million notional principal of the swap.

The greater increase of liabilities maturing or repricing in the next 12 months versus assets resulted in a net $89 million reduction in our dollar gap, which led to the decline in the one-year gap ratio from 2.6% to (5.9%) of total assets.

ITEM 3

The following table sets forth certain information regarding carrying values and percentage of total carrying values of the Bank’s consolidated portfolio of securities classified as available-for-sale and held-to-maturity (dollars in thousands).

	September 30,
	2005		2004
Available-for-Sale:	Carrying Value	Percent of Total	Carrying Value	Percent of Total

US Government Treasury and agency obligations	$18,031	16%	$23,093	19%
Mortgage backed securities:
Freddie Mac	16,893	15%	15,800	13%
Ginnie Mae	46,131	40%	43,267	35%
Fannie Mae	33,683	29%	40,422	33%
Total mortgage-backed securities	96,707	84%	99,489	81%

Total securities available-for-sale	$114,738	100%	$122,582	100%

	September 30,
	2005		2004
Held-to-Maturity:	Carrying Value	Percent of Total	Carrying Value	Percent of Total

Municipal bonds	$1,192	16%	$1,220	15%
Mortgage backed securities:
Freddie Mac	476	6%	497	6%
Fannie Mae	5,679	78%	6,263	79%
Total mortgage-backed securities	6,155	84%	6,760	85%

Total securities held-to-maturity	$7,347	100%	$7,980	100%

Estimated market value	$7,399		$8,123

ITEM 3A

The following table shows the maturity or period to repricing of the Bank’s consolidated portfolio of securities available-for-sale and held-to-maturity (dollars in thousands):

	Available-for-sale at September 30, 2005
	One Year or Less		Over One to Three Years		Over Three to Five Years		Over Five to Ten Years		Over Ten to Twenty Years		Over Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Available-for-Sale:

US Government Treasury and agency obligations	$7,179	1.82%	$—	0.00%	$5,907	4.08%	$—	0.00%	$4,945	4.00%	$—	0.00%	$18,031	3.16%
Mortgage backed securities:
Ginnie Mae	—	0.00%	46,131	4.07%	—	0.00%	—	0.00%	—	0.00%			46,131	4.07%
Freddie Mac	288	5.46%	442	5.50%	5,126	3.58%	3,478	4.60%	7,559	4.50%	—	0.00%	16,893	4.28%
Fannie Mae	514	5.14%	288	5.50%	4,212	4.22%	—	0.00%	28,669	4.30%	—	0.00%	33,683	4.31%
Total mortgage-backed securities	802	5.25%	46,861	4.09%	9,338	3.87%	3,478	4.60%	36,228	4.34%	—	0.00%	96,707	4.19%

Total securities available-for- sale —Carrying Value	$7,981	2.17%	$46,861	4.09%	$15,245	3.97%	$3,478	4.60%	$41,173	4.30%	$—	0.00%	$114,738	4.03%

Total securities available-for- sale —Amortized Cost	$7,983	2.16%	$47,049	4.09%	$15,561	3.95%	$3,502	4.60%	$42,198	4.30%	$—	0.00%	$116,293	4.03%

	Held-to-Maturity at September 30, 2005
	One Year or Less		Over One to Three Years		Over Three to Five Years		Over Five to Ten Years		Over Ten to Twenty Years		Over Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Held-to-Maturity:

Municipal Bonds	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%	$220	5.38%	$972	6.28%	$1,192	6.11%
Mortgage backed securities:
Freddie Mac	477	5.21%	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%	477	5.21%
Fannie Mae	2,070	5.26%	274	6.48%	1,567	4.45%	—	0.00%	1,767	4.77%	—	0.00%	5,678	4.94%
Total mortgage-backed securities	2,547	5.25%	274	6.48%	1,567	4.45%	—	0.00%	1,767	4.77%	—	0.00%	6,155	4.97%

Total securities held-to- maturity —Carrying Value	$2,547	5.25%	$274	6.48%	$1,567	4.45%	$—	0.00%	$1,987	4.83%	$972	6.28%	$7,347	5.15%

Total securities held-to- maturity —Fair Market Value	$2,627	5.25%	$286	6.48%	$1,555	4.46%	$—	0.00%	$1,959	4.84%	$972	6.28%	$7,399	5.16%

ITEM 4.    Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Chief Executive Officer, Chief Financial Officer, and other members of the Company’s senior management, as of the end of the period covered by this report (the “Evaluation Date”). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in providing reasonable assurance that the material information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

PART II:    OTHER INFORMATION

ITEM 1.    Legal Proceedings

At September 30, 2005, the Company was not engaged in any litigation, which in the opinion of management, after consultation with its legal counsel, would be material to the Company.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

None.

ITEM 5.    Other Information

None.

ITEM 6.    Exhibits

(3.1)	Amended and Restated Articles of Incorporation, incorporated by reference on Form 10-Q filed with the SEC on August 8, 2005.
(3.3)	Bylaws (as amended and restated), incorporated by reference on Form 10-Q filed with the SEC on August 13, 2004.
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

Date: November 7, 2005	FIRST MUTUAL BANCSHARES, INC. /s/ John R. Valaas John R. Valaas President and Chief Executive Officer /s/ Roger A. Mandery Roger A. Mandery Executive Vice President (Principal Financial Officer)