Form 10-K
period 2005-12-31
FIRST MUTUAL BANCSHARES INC
filed 2006-03-10
CIK 1098337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 005-57091

FIRST MUTUAL BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

State of Washington	91-2005970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer
Identification No.)

400 108th Avenue N.E., Bellevue, Washington	98004
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(425) 455-7300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $1.00 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐  NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐  NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐  NO ☒

As of June 30, 2005, there were issued and outstanding 5,342,191 shares of the registrant’s common stock. The aggregate market value of the voting stock held by non-affiliates of 3,294,377 shares of the registrant was $85,324,364 based on the closing sales price of the registrant’s common stock as quoted on the Nasdaq Market System which on June 30, 2005 was $25.90.

As of February 24, 2006, there were issued and outstanding 5,302,107 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Certain information required by Parts I, III, and IV is incorporated by reference to the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2005.

2.	Certain information required by Parts I, III, and IV is incorporated by reference to the Registrant’s Proxy Statement dated March 17, 2006 for the 2006 Annual Meeting of Shareholders.

Forward-Looking Statements Disclaimer

This Form 10-K Report and the other Securities and Exchange Commission filings made by the Company, which are incorporated by reference, contain statements concerning future operations, trends, expectations, plans, capabilities, and prospects of the Company that are forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. Statements containing words such as “anticipate,”“believe,” “intend,” “expect,” “objective,” “plan,” “should,” or similar words may constitute forward-looking statements.  (I deleted the reference to GAP and Simulation since I don’t believe that applies.)  Although the Company believes that the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business and operations, actual events, results, or developments may differ materially from those expressed or implied in forward-looking statements due to a number of risks and uncertainties. Factors which could affect actual results include economic conditions in the Companies market area, interest rate fluctuations, the impact of competitive products, services and pricing, loan delinquency rates, and the legislative and regulatory changes affecting the banking industry. Certain risks and uncertainties which could affect the Company are discussed in the Risk Factors section of this Report and from time to time in the filings made by the Company with the Securities and Exchange Commission, including cautionary statements regarding the forward-looking information in such filings. These risks and uncertainties should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Company shall not be responsible to update any such forward-looking statements.

PART I

Item 1. Business.

(a)  General

First Mutual Bancshares, Inc. (the “Company”) is a Washington corporation, which was formed for the purpose of becoming the bank holding company for First Mutual Bank (the “Bank”). The Bank’s reorganization was completed on October 26, 1999, on which date the Bank became the wholly-owned banking subsidiary of the Company, and the stockholders of the Bank became stockholders of the Company. The Company’s only significant activity is holding the stock of the Bank and engaging in certain passive investment activities. This discussion refers to the consolidated statements of the Company and the Bank, and therefore the references to “Bank” in this discussion refer to both entities.

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

Our business consists of attracting deposits from the general public as well as obtaining funds from wholesale funding sources and investing those funds primarily in commercial and residential real estate loans, business loans, construction loans, and consumer loans. We also invest in federal government and agency obligations, mortgage-backed securities, and municipal securities. In addition to portfolio lending, we participate in mortgage banking activities that encompass the selling of primarily fixed-rate loans into the secondary mortgage market.

The principal sources of funds for lending and investment activities are deposits, repayment of loans, loan sales and Federal Home Loan Bank (“FHLB”) of Seattle advances. The primary sources of income are interest on loans, gains on sales of loans and investments, ser-vicing fees on loans, service-charge income on deposit accounts and interest and dividends on investment securities. Principal expenses are interest paid on deposits and borrowings, and general and administrative costs.

The savings and lending operations are conducted through 12 full-service banking centers located in Bellevue (3), Issaquah, Kirkland (2), Monroe, Redmond, Sammamish, Seattle (2), and Woodinville. We also have a consumer loan office located in Jacksonville, Florida. Our corporate office is located at 400 108th Avenue N.E., Bellevue, Washington 98004. See “Item 2. - Properties” herein for additional information regarding our facilities.

We post our annual report, Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and press releases on our investor relations page at www.firstmutual.com. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (the “SEC”). All SEC filings of the Company are also available free of charge at the SEC’s website, www.sec.gov or by calling the SEC at 1-800-SEC-0330.

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

•
Business Banking Lending - Business Banking lending offers a full range of banking services to small and medium size businesses including deposit and cash management products, loans for financing receivables, inventory, and equipment as well as permanent and interim construction loans for commercial real estate. The underlying real estate collateral or business asset being financed typically secures these loans.

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

These segments are managed separately because each business unit requires different processes and different marketing strategies to reach the customer base that purchases the products and services. The segments derive a majority of their revenue from interest income, and we rely primarily on net interest revenue in managing these segments. No single customer provides more than 10% of the Bank’s revenues. Please refer to the section titled “Business Segments” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)” portion of our 2005 Annual Report and Note 22 in the “Notes to Consolidated Financial Statements” in the annual report for more information.

Yields Earned and Rates Paid

Pretax earnings depend significantly upon net interest income, which is the difference between the income we receive on our loan portfolio and other investments and our cost of money, consisting primarily of interest paid on deposits and borrowings. Net interest income is affected by: (i) the difference between rates of interest earned on our interest-earning assets and rates paid on our interest-bearing liabilities (“interest rate spread”) and (ii) the relative amounts of our interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

At December 31, 2005, our portfolio of loans consisted of 87% adjustable-rate and 13% fixed-rate loans. We have employed various measures designed to make yields on our loan portfolio and investments interest-rate sensitive. They have included: (i) adoption of a policy under which we generally originate and sell long-term, fixed-rate mortgage loans which have been underwritten to specifications of secondary market investors and qualify for sale in the secondary market, (ii) emphasis on origination of adjustable-rate mortgage loans on residential and commercial properties, (iii) origination of construction loans secured by residential and commercial proper-ties, at interest rates subject to periodic adjustment based upon the prevailing market rates, and (iv) origination of business loans at interest rates subject to periodic adjustment based on prevailing market rates. See “Lending Activities” in this Form 10-K and “Market Risk Sensitive Instruments” in the “MD&A” section of the 2005 Annual Report.

	At December 31,
	2005		2005			2004			2003
	Balance	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest earning assets:
Loans receivable, net	$882,681	7.53%	$847,495	$61,624	7.27%	$782,566	$50,195	6.41%	$683,249	$45,487	6.66%
Mortgage-backed securities	102,004	4.26%	108,604	4,621	4.25%	100,116	3,865	3.86%	68,841	2,902	4.22%
Municipal securities	1,188	6.11%	1,197	79	6.60%	1,252	80	6.39%	1,330	81	6.09%
FHLB stock	13,122	0.41%	13,057	53	0.41%	12,200	339	2.78%	10,728	707	6.59%
US securities	17,988	3.15%	17,971	642	3.57%	14,585	504	3.46%	11,425	473	4.14%
Short-term investments and other	1,229	3.90%	2,620	344	1.64%	1,703	144	0.70%	1,568	11	0.70%
Total interest-earning assets	1,018,212	7.03%	990,944	67,363	6.80%	912,422	55,127	6.04%	777,141	49,661	6.39%

Noninterest earning assets	67,953		54,030			19,892			25,929
Total assets	$1,086,165		$1,044,974			$932,314			$803,070

Interest-bearing liabilities:
Deposits	$715,703	2.90%	$674,413	$18,191	2.70%	$606,036	$12,292	2.03%	$531,674	$11,984	2.25%
Long-term debentures (TPS)	17,000	6.89%	17,000	1,172	6.89%	17,000	1,002	5.89%	13,333	716	5.37%
FHLB and other advances	230,306	3.14%	239,315	7,817	3.27%	230,021	5,799	2.52%	202,266	6,212	3.08%
Total interest-bearing liabilities	963,009	3.03%	930,728	27,180	2.92%	853,057	19,093	2.24%	747,273	18,912	2.53%

Noninterest-bearing liabilities - deposits
and other	63,129		54,509			24,120			8,241
Total liabilities	1,026,138		985,237			877,177			755,514
Shareholders’ equity	60,027		59,737			55,137			47,556
Total liabilities and shareholders’ equity	$1,086,165		$1,044,974			$932,314			$803,070

Net interest income				$40,183			$36,034			$30,738
Ratio of average interest-earning assets
to average interest-bearing liabilities			1.07x			1.06x			1.05x
Interest rate spread					3.88%			3.80%			3.86%
Net yield (net interest income as a
percentage of average interest-
earning assets)				4.06%			3.95%			3.96%
Amortized loan fees included in loan
receivable interest income				$599			$516			$1,040

Rate Volume Analysis

The “Rate Volume Analysis” table is contained in the section captioned “MD&A” in the Annual Report, which is incorporated herein by reference.

Lending Activities

General. Our loan portfolio totaled $882.7 million at December 31, 2005 (loans held-for-sale totaled $14.7 million of this amount). On that date before deductions (see Note 5 to the Consolidated Financial Statements for additional information), $223.9 million, or 22%, of total outstanding loans, including loans held-for-sale, consisted of loans secured by one-to-four-unit residential properties; $154.0 million, or 15%, consisted of loans secured by mortgages on over-four-unit residential properties; construction loans constituted $248.3 million, or 25%; $191.7 million, or 19%, consisted of commercial real estate loans; $115.9 million, or 12%, consisted of consumer loans; and $67.2 million, or 7%, consisted of business loans.

Our principal lending activities have focused on the origination of residential, commercial real estate, business banking, and consumer loans. Total loans originated were $526.0 million and $469.7 million for the years ended December 31, 2005 and 2004, respectively, and $424.4 million for the year ended December 31, 2003.

In order to maintain the interest rate sensitivity of our loan portfolio and investments, we place an emphasis on the origination of adjustable-rate mortgage loans on residential and commercial properties, and construction, business, and consumer loans at interest rates subject to periodic adjustment based upon the prevailing market rates. At December 31, 2005, $747.3 million, or 85%, of net loans receivable, including loans held-for-sale, were comprised of loans that were other than long-term, fixed-rate loans. This amount consists of $200.4 million in residential mortgage loans with rates adjustable at periods ranging from one to five years, $382.1 million in business loans and loans secured by income-producing and multifamily residential properties, $137.3 million in net construction loans, and $27.5 million in consumer loans.

The following tables provide selected data relating to the composition of our loan portfolio by type of loan and type of security on the dates indicated.

	As of December 31,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Type of loan:
Real estate loans:
Interim construction loans	$248,283	28.13%	$184,064	22.74%	$163,309	22.52%	$107,266	17.10%	$84,245	14.84%
Loans on existing property	359,059	40.66%	379,054	46.83%	299,401	41.26%	270,947	43.18%	250,038	44.05%
Loans refinanced	210,576	23.86%	180,115	22.26%	228,726	31.53%	219,125	34.93%	208,383	36.72%
Insured or guaranteed
real estate loans	—	0.00%	—	0.00%	—	0.00%	103	0.02%	244	0.04%
Consumer loans and other	115,941	13.14%	94,776	11.71%	85,243	11.75%	57,627	9.19%	42,488	7.49%
Business lines of credit	67,223	7.62%	52,963	6.54%	20,089	2.77%	14,683	2.34%	11,995	2.11%
Less:
Undisbursed loan proceeds	(109,568)	(12.41%)	(73,423)	(9.07%)	(64,140)	(8.84%)	(34,528)	(5.50%)	(22,270)	(3.92%)
Reserve for loan losses	(10,069)	(1.14%)	(9,301)	(1.15%)	(8,406)	(1.16%)	(7,754)	(1.24%)	(7,032)	(1.24%)
Net deferred loan (fees)/costs	1,236	0.14%	1,158	0.14%	1,226	0.17%	(150)	(0.02%)	(537)	(0.09%)

Total	$882,681	100.00%	$809,406	100.00%	$725,448	100.00%	$627,319	100.00%	$567,554	100.00%

	As of December 31,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Type of security:
Residential:
One-to-four family	$223,928	25.37%	$177,322	21.91%	$131,682	18.15%	$93,208	14.86%	$83,887	14.78%
Multifamily	153,988	17.43%	176,429	21.80%	184,919	25.49%	177,621	28.31%	174,062	30.67%
Construction	248,283	28.13%	184,064	22.74%	163,309	22.51%	107,266	17.10%	84,245	14.84%
Commercial real estate	191,719	21.72%	205,418	25.38%	211,526	29.16%	219,346	34.97%	200,716	35.37%
Consumer loans and other	115,941	13.14%	94,776	11.71%	85,243	11.75%	57,627	9.19%	42,488	7.49%
Business lines of credit	67,223	7.62%	52,963	6.54%	20,089	2.77%	14,683	2.34%	11,995	2.11%
Less:
Undisbursed loan proceeds	(109,568)	(12.41%)	(73,423)	(9.07%)	(64,140)	(8.84%)	(34,528)	(5.50%)	(22,270)	(3.92%)
Reserve for loan losses	(10,069)	(1.14%)	(9,301)	(1.15%)	(8,406)	(1.16%)	(7,754)	(1.24%)	(7,032)	(1.24%)
Net deferred loan (fees)/costs	1,236	0.14%	1,158	0.14%	1,226	0.17%	(150)	(0.02%)	(537)	(0.09%)

Total	$882,681	100.00%	$809,406	100.00%	$725,448	100.00%	$627,319	100.00%	$567,554	100.00%

Loan Maturity. The following table sets forth certain information at December 31, 2005, regarding the dollar amount of loans maturing based on their contractual terms to maturity or repricing. Demand loans, loans having no stated schedule of repayments and no stated maturity, are reported as due in one year or less. Loan balances exclude unearned discounts, deferred loan origination fees, and allowance for loan losses.

	Due within One Year	Two to Three Years	Three to Five Years	Five to Ten Years	Beyond Ten Years	Total
	(Dollars in Thousands)
Real estate loans:
Interim construction loans	$138,715	$—	$—	$—	$—	$138,715
Loans on existing property	204,269	65,703	43,781	35,812	9,494	359,059
Loans refinanced	119,752	38,577	25,677	21,002	5,568	210,576
Consumer loans and other	31,571	2,623	6,807	44,177	30,763	115,941
Business loans	46,552	8,497	11,431	443	300	67,223

Total loans	$540,859	$115,400	$87,696	$101,434	$46,125	$891,514

The following table sets forth the dollar amount of all loans, categorized by fixed interest rates and floating or adjustable interest rates. Loan balances exclude unearned discounts, deferred loan origination fees, and allowance for loan losses.

	Due Within One-Year			Due after One-Year
		Adjustable			Adjustable
	Fixed Rate	Rate	Total	Fixed Rate	Rate	Total
	(Dollars in Thousands)
Mortgage loans	$3,043	$459,692	$462,735	$27,271	$218,344	$245,615
Consumer loans	4,303	27,267	31,570	84,370	—	84,370
Business loans	265	46,288	46,553	16,495	4,175	20,670

Total	$7,611	$533,247	$540,858	$128,136	$222,519	$350,655

Residential Loans. At December 31, 2005, approximately 37% of the total loan portfolio, including loans held-for-sale and single-family construction loans, consisted of loans secured by one-to-four-unit family dwellings principally located within the states of Washington, Oregon, and Idaho.

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

Included in our residential portfolio are single-family construction loans. These loans are further designated into two categories -- speculative and custom. Speculative (“spec”) construction loans, which represent 2% of the loan portfolio, are approved for builder-developers who generally first build the residence and then sell the property to the end buyer. Those loans typically are made for a 12-month period, which may be extended subject to negotiation and the payment of an extension fee. Interest rates on spec loans are tied to the prime rate and are adjusted when the prime rate changes. At the present time, rates quoted range from 0.5% to 1.0% above the prevailing prime rate and are dependent upon the type of loan and its terms.

Custom construction loans, which represent 10% of the loan portfolio, are originated directly to the borrower. The builder, with whom the borrower has contracted to build the residence, must be acceptable to the Bank. We oversee the disbursement of construction funds to the borrower and builder. These loans generally have 15- or 30-year terms with the construction period ranging from six to 12 months, with interest collected monthly based upon the disbursed balance of the loan. At the end of the construction period the terms of payment are modified to fully amortize the loan balance over the subsequent 15- or 30-year term.

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

Income Property Loans. Income property loans, consisting of multifamily, construction, and commercial real estate loans, totaled $327 million at December 31, 2005. That figure compares to $347 million at year-end 2004.

At December 31, 2005, commercial real estate loans (excluding multifamily and construction loans) constituted $139 million of the loan portfolio as compared to $141 million at the end of 2004. These loans are typically secured by office buildings, warehouses, commercial and retail centers located in our primary lending area of Washington State and Western Oregon. Permanent commercial real estate loans are normally made up to 75% of the appraised value of the property and generally have interest rates that are adjusted annually based on the short-term FHLB advance rate plus a spread ranging from 2.0% to 3.5%.

Income property real estate financing is generally considered to involve a somewhat higher degree of credit risk than financing of residential properties. The risk of loss on an income property construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of the construction cost of the property upon completion of the project proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with collateral that is insufficient to assure full repayment. On permanent income property real estate loans, the risk is primarily attributable to the cash flow from the property being financed. If the cash flow from the property is reduced (e.g., if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired.

Our underwriting criteria are designed to evaluate and minimize the risk of income property real estate lending. Among other things, we consider the credit history and reputation of the borrower, the borrower’s net worth and liquidity, the amount of the borrower’s equity in the project, independent appraisal and review of cost estimates, pre-construction sale and leasing information, and cash flow projections of the borrower. In addition our loan policy limits the maximum loan(s) to any one borrower, at any time, to not exceed the maximum allowed under state regulations.

Multifamily loans are generally made in amounts between $500,000 and $2.0 million and at December 31, 2005, the largest multifamily loan was for $6.1 million. As of December 31, 2005, multifamily loans were $165 million of the loan portfolio as compared to $181 million in 2004.

Business Banking. The Business Banking Department makes loans for “owner-occupied” commercial real estate properties, construction loans and non-real-estate-based business loans. At year-end 2005, total business banking loans grew to $116 million compared to $110 million the previous year. Non-real-estate business loans included in those totals were $67 million and $55 million at December 31, 2005 and 2004, respectively.

Business banking commercial real estate loans are typically made on “owner-occupied” properties. The Business Banking Department analyzes the owner’s business that occupies the property and looks at the business’ cash flow as the primary source of repayment. The real estate collateral provides secondary security to the loan. Non-real-estate business loans are typically extended to medium-sized businesses for the purpose of financing inventory, accounts receivable, equipment, etc.

Interest rates on business loans are generally tied to the prime rate, plus a spread ranging from 0.0% to 2.0%, or to the short-term FHLB advance rate, plus a spread ranging from 2% to 3%. The rates are adjusted when the index rate changes. Most prime-based loans reprice immediately while the loans tied to other indexes reprice based on set schedules, generally annually and after a fixed period of time. Annual fees are also usually assessed to line-of-credit business loans.

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

Consumer Loans. We originate consumer loans through two principal methods: sales finance lending (indirect lending) and direct consumer lending (consumer and home equity loans). Consumer loans totaled $117 million at December 31, 2005, compared to $96 million the previous year. Included in that total are sales finance loans totaling $87 million and $69 million at year-end 2005 and 2004 respectively.

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

To mitigate future losses, we have entered into agreements with two national insurance companies to provide credit default insurance on a portion of the sales finance loans. The default insurance pays 100% of the loss on any given loan up to an overall liability cap as defined in the insurance policy. The insurance coverage, when applicable, is typically purchased for loans that fall below a cutoff credit score. That cutoff credit score is currently at 720.

The Direct Consumer Lending Department processes and closes consumer loan requests generated within the banking centers and from lending officers. The lending products offered fall into two categories: collateral-based loans (automobiles, boats, recreational vehicles, home improvement, etc.) and unsecured lines-of-credit. The underwriting criteria for collateral-based loans are similar to those of the sales finance loans noted above. Primary consideration is given to the borrower’s capacity to repay the obligation. A secondary consideration on secured consumer loans is the value of the loan collateral as a source of repayment. The underwriting criteria on the unsecured lines-of-credit call for a higher level of borrower creditworthiness because of the unsecured nature of these loans. The terms on the collateral- based loans are fixed rates with terms up to 10 years. The unsecured lines-of-credit are variable and tied to the prime rate plus a margin.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral. At December 31, 2005, consumer loans past due 90 days or more totaled $574,000 as compared to $299,000 at year-end 2004.

Loan Solicitation and Processing. We rely upon our employees to solicit and/or originate business, consumer, income property, and residential loans. We also utilize the services of mortgage brokers and home improvement dealers and contractors. Residential mortgage brokers take applications from borrowers, process the credit information, obtain property appraisals, and then submit the loan to us for approval. If approved, the loan is funded by and closed in the name of the Bank. Income property brokers are generally limited to taking the initial application from borrowers. Mortgage brokers provide us with a cost-effective method of originating loans in a broader geographic area than our primary lending areas. Approxi-mately 89% of all residential loans closed during the year ended December 31, 2005, were obtained through mortgage brokers as compared to 86% during 2004. We also purchase retail installment contracts from home improvement dealers and contractors in 42 states.  In the process of selling home improvement products, the contractors have the borrower complete an application for credit to finance the purchase and installation of those products.   The application is forwarded to the Bank where the decision is made to purchase the contract.  Once the goods are installed to the satisfaction of the customer, the Bank purchases the contract from the contractor and the Bank assumes responsibility for collecting the borrower’s monthly payments.  With the exception of specific recourse purchase programs offered to a small number of contractors, all of the contracts purchased by the Bank are without recourse except in instances of fraud or misrepresentation of the work performed or the goods installed.

Our lending policy is reviewed annually and approved by the Board of Directors. Residential loans up to specified limits may be approved by a designated underwriter or member of the Consumer Loan Committee, which is comprised of officers Boudreau, Boyd, Harlan, Haley, Smeby, and Zavaglia. Commercial real estate loans can be approved by the Chief or Senior Risk Officer up to $2.0 million or by a designated member of the Commercial Loan

Committee up to $1.0 million. Commercial Loan Committee can approve these loans up to $6.5 million. This committee can also approve other secured business loans up to $6.5 million and unsecured up to $5.0 million. Four designated members of the Commercial Loan Committee must approve loans above these amounts. The members of the committee are officers Collette, Boudreau, Everett, Harlan, Kasanders, Mandery, Smeby, Valaas, Reininger, and Zavaglia. Except for small consumer or community business loans, the Commercial Loan Committee must also approve loans where the cumulative debt exceeds $4.0 million for residential and consumer loans or $3.0 million for income property or business loans.

Loan Originations and Sales of Loans into the Secondary Market. Loan originations increased in 2005 to $526 million from $470 million in 2004, and the comparable figure for 2003 was $424 million. The increase in originations came largely from residential loan closings which increased from $197 million in 2004 to $255 million in 2005.

Selling loans in the secondary mortgage market reduces the risk that interest rates will escalate while holding long-term, fixed-rate loans in the portfolio. The sale of loans into the secondary market also allows us to continue to make loans during periods when savings inflows decline or funds are not otherwise available for lending purposes. In connection with such sales, we have the option of selling the servicing rights (i.e., collection of principal and interest payments). As of December 31, 2005, we serviced loans for others aggregating approximately $106 million as compared to $118 million in 2004. Net loan servicing fees totaled $1.3 million for the year ended December 31, 2005, and $314,000 for the year ended December 31, 2004.

Currently, some residential, commercial, and sales finance loans are being originated for sale and sold to investors. During the year ended December 31, 2005, we sold $38 million in residential loans, $18 million in sales finance loans, and $11 million in commercial loans as compared to $36 million each in residential and sales finance loans, and $32 million in commercial loans during 2004.

Set forth below is a table showing our loan origina-tion and sales activity for the periods indicated.

	Years Ended December 31,
	2005	2004	2003
	(Dollars in Thousands)
Total loans at beginning of period (net of
undisbursed loan proceeds)	$817,549	$732,628	$635,223
Loans originated:
Real estate loans:
Construction loans	241,401	170,824	138,238
Loans on existing property	163,682	87,519	133,341
Loans refinanced	39,798	62,021	75,385
Consumer and other loans	81,100	149,353	77,400

Total loans originated	525,981	469,717	424,364

Principal reductions	(384,805)	(280,831)	(231,131)
Loans sold:
Whole loans	(30,841)	(35,787)	(71,299)
Participation loans	(36,371)	(68,178)	(24,529)

Total loans sold	(67,212)	(103,965)	(95,828)

Total loans at end of period (net of undisbursed
loan proceeds)	$891,513	$817,549	$732,628

Loan Commitments. Our commitments to make conventional mortgage loans on existing residential dwellings are generally made for periods of 30 to 60 days. The borrower may reserve (“lock-in”) an interest rate and loan fee for a period of 10 to 60 days from the date of application. This reservation is conditioned upon loan approval and closing within this time frame. Interest rates and loan fees committed at the time of the lock-in are based upon the prevailing market rate at the time of approval. Outstanding commitments to borrowers totaled $315.5 million at December 31, 2005 and $239.3 million at year-end 2004.

Loan Origination Fees and Other Fees. In addition to interest earned on loans and servicing fees on loans sold and securitized, we receive loan origination fees for originating mortgage loans. See Note 1 of “Notes to Consolidated Financial Statements” in the Annual Report for information as to the recognition of loan fee income.

Loan origination fees vary with the volume and type of loans made and with competitive conditions in mortgage markets. Loan demand and availability of money affect these market conditions. Recent trends have kept loan origination fees in the 0.5% to 2.0% range for permanent real estate loans. Construction loan fees at the present time range from 1.0% to 2.0% of the loan amount. We also receive other fees and charges relating to existing loans, which include late charges, prepayment fees, and fees collected in connection with a change in borrower or other loan modifications, including construction loan extensions.

Real Estate Held-for-Sale and Non-performing Loans. Loans are defined as non-performing when payment of principal and/or interest is 90 days past due unless we are reasonably assured that all principal and interest due on the loan will be fully recovered. Generally we are able to work out a satisfactory repayment schedule with a delinquent borrower; however, the Bank will undertake foreclosure proceedings if the delinquency is not otherwise re-solved. Property we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as “held-for-sale” until such time as it is sold or otherwise disposed. At December 31, 2005, the total of non-performing loans, repossessed assets, and real estate acquired through foreclosure was $897,000 as compared to $1.0 million at year-end 2004.

The following table sets forth information regarding non-performing assets at the dates indicated.

	As of December 31,
	2005	2004	2003
	(Dollars in Thousands)
Nonaccrual loans	$897	$1,004	$527
Other assets and real estate acquired
through foreclosure	—	3	11

Total non-performing assets	$897	$1,007	$538

As a percentage of loans	0.10%	0.12%	0.07%
As a percentage of total assets	0.08%	0.10%	0.06%

Gross interest income that would have
been recorded in the period if loans
had been current with original terms	$91	$81	$104

Interest income on loans included
in net income for the period	$62	$44	$87

There were two impaired loans totaling $136,281 (net of impairment allowances) at year end 2005 and three impaired loans totaling $139,833 (net of impairment allowances) at year end 2004, respectively. The amount of impairment totaled $172,000 for 2005 and $177,000 for 2004.

Reserve for Loan Losses

The reserve for loan losses is maintained at a level sufficient to provide for estimated losses based on known and inherent risks in the loan portfolio. This reserve is based upon management’s continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio; actual loan loss experience; current and anticipated economic conditions; detailed analysis of individual loans for which full collection may not be assured and for which impairment may be present; and determination of the existence and fair value of the collateral and guarantees securing the loans. The reserve is based upon factors and trends identified by management at the time the financial statements are prepared. The ultimate recovery of loans is susceptible to future market factors beyond our control, which may result in losses or recoveries differing significantly from those provided in the financial statements. At December 31, 2005, the reserve for loan losses totaled $10.1 million which compares to $9.3 million at December 31, 2004.

While we believe we have established our existing reserve for loan losses in accordance with generally accepted accounting principles as of December 31, 2005, there can be no assurance that regulators, when reviewing our loan portfolio in the future, will not request us to increase or decrease our reserve for loan losses, thereby adversely affecting our financial condition and earnings. See the Consolidated Financial Statements contained in the Annual Report.

The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Balance at beginning of period	$9,300	$8,406	$7,754	$7,032	$6,729

Charge-offs:
Residential real estate	—	(172)	—	—	—
Commercial and multifamily
real estate	—	(1)	—	(6)	—
Business	(273)	(101)	(174)	(42)	(14)
Consumer and other	(773)	(640)	(466)	(223)	(130)
Total charge-offs	(1,046)	(914)	(640)	(271)	(144)

Recoveries:
Residential real estate	4	—	—	—	—
Business	26	25	—	8	3
Consumer and other	285	218	142	75	79
Total recoveries	315	243	142	83	82

Provision	1,500	1,565	1,150	910	365

Balance at end of period	$10,069	$9,300	$8,406	$7,754	$7,032

Ratio of net charge-offs to average
loans outstanding	0.09%	0.08%	0.07%	0.03%	0.01%

Securities

The following table sets forth certain information regarding carrying values and percentage of total carrying values of the consolidated portfolio of securities classified as available-for-sale and held-to-maturity.

	At December 31,
	2005		2004
Available for sale:	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in Thousands)
US government treasury and agency obligations	$17,988	16%	$17,954	14%
Mortgage-backed securities:
Freddie Mac	16,110	14%	18,888	15%
Ginnie Mae	43,122	38%	48,608	39%
Fannie Mae	37,230	32%	38,775	32%
Total mortgage-backed securities	96,462	84%	106,271	86%

Total available for sale securities	$114,450	100%	$124,225	100%

	At December 31,
	2005		2004
Held to maturity:	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in Thousands)
Municipal bonds	$1,188	17%	$1,217	16%
Mortgage-backed securities:
Freddie Mac	433	6%	493	6%
Fannie Mae	5,345	77%	6,010	78%
Total mortgage-backed securities	5,778	83%	6,503	84%

Total held to maturity securities	$6,966	100%	$7,720	100%

Estimated market value	$6,971		$7,827

The following table shows the maturity or period to repricing of the Bank’s consolidated portfolio of securities available-for-sale and held-to-maturity at December 31, 2005.

	One Year or Less		One to Three Years		Three to Five Years		Five to Ten Years		Ten to Twenty Years		Over Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in Thousands)
Available for sale:
US government treasury and agency obligations	$7,213	1.82%	$—	0.00%	$5,864	4.08%	$—	0.00%	$4,911	4.00%	$—	0.00%	$17,988	3.15%
Mortgage-backed securities:
Ginnie Mae	—	0.00%	43,122	4.06%	—	0.00%	—	0.00%	—	0.00%	—	0.00%	43,122	4.06%
Freddie Mac	285	5.46%	402	5.50%	4,811	3.58%	3,327	4.61%	7,285	4.50%	—	0.00%	16,110	4.29%
Fannie Mae	507	5.14%	5,471	4.79%	3,645	4.11%	—	0.00%	27,607	4.29%	—	0.00%	37,230	4.36%
Total mortgage-backed securities	792	5.26%	48,995	4.16%	8,456	3.81%	3,327	4.61%	34,892	4.34%	—	0.00%	96,462	4.22%

Total carrying value	$8,005	2.16%	$48,995	4.16%	$14,320	3.97%	$3,327	4.61%	$39,803	4.30%	$—	0.00%	$114,450	4.05%

Total amortized cost	$7,994	2.16%	$49,518	4.15%	$14,753	3.92%	$3,387	4.61%	$41,037	4.29%	$—	0.00%	$116,689	4.05%

	One Year or Less		One to Three Years		Three to Five Years		Five to Ten Years		Ten to Twenty Years		Over Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in Thousands)
Held to maturity:
Municipal bonds	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%	$220	5.38%	$968	6.28%	$1,188	6.11%
Mortgage-backed securities:
Freddie Mac	433	5.22%	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%	433	5.22%
Fannie Mae	1,838	5.78%	272	6.48%	1,502	4.41%	—	0.00%	1,733	4.77%	—	0.00%	5,345	5.10%
Total mortgage-backed securities	2,271	5.67%	272	6.48%	1,502	4.41%	—	0.00%	1,733	4.77%	—	0.00%	5,778	5.11%

Total carrying value	$2,271	5.67%	$272	6.48%	$1,502	4.41%	$—	0.00%	$1,953	4.84%	$968	6.28%	$6,966	5.28%

Total amortized cost	$2,330	5.67%	$284	6.48%	$1,477	4.42%	$—	0.00%	$1,913	4.84%	$967	6.28%	$6,971	5.30%

Investment Activities

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

At December 31, 2005, the book value of the investment securities portfolio totaled $123.6 million, while the estimated fair market value amounted to $121.4 million as compared to $132.7 million and $132.0 million, respectively, for 2004. Securities with stated maturities greater than 10 years comprised 85.3% of the investment portfolio in 2005. From time to time, investment levels may be increased or decreased depending upon a number of factors. These factors include the yields on investment alternatives and upon management’s judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectations of the level of yield that will be available in the future. In addition, management’s projections as to the short-term demand for funds to be used in origination of loans and other activities are also a consideration. During the past year the investment portfolio decreased 8%.

Mortgage-Backed Securities. We purchase mortgage-backed securities to: (i) generate positive interest rate spreads on large principal balances with minimal administrative expense, (ii) lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae, and Ginnie Mae, (iii) enable the use of mortgage-backed securities as collateral for financing, and (iv) invest excess funds during periods of reduced loan demand. Included in the mortgage-backed securities portfolio are Fannie Mae, Freddie Mac, and Ginnie Mae mortgage-backed obligations with a book value of $104.3 million and a market value totaling $102.2 million. In comparison, the related figures for 2004 totaled a book value of $113.6 million and a market value of $112.9 million.

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

The following table sets forth information regarding the mortgage-backed securities (including REMICs) activity for the periods indicated.

	Years Ended December 31,
	2005	2004	2003
	(Dollars in Thousands)
Beginning balance	$112,773	$74,150	$60,320

Mortgage-backed securities purchased	11,050	55,179	69,104

Amortization of premiums and discounts	(1,213)	(622)	(1,865)
Principal repayments	(20,370)	(15,934)	(53,409)

Ending balance	$102,240	$112,773	$74,150

The following table sets forth the composition of the mortgage-backed securities portfolio at the dates indicated.

	Years Ended December 31,
	2005		2004		2003
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in Thousands)
Mortgage-backed securities:
Freddie Mac	$16,543	16.2%	$19,380	17.2%	$16,096	21.7%
Fannie Mae	42,575	41.6%	44,785	39.7%	50,067	67.5%
Ginnie Mae	43,122	42.2%	48,608	43.1%	7,986	10.8%
REMICs	—	0.0%	-	0.0%	1	0.0%

Total	$102,240	100.0%	$112,773	100.0%	$74,150	100.0%

The following table presents the carrying value of the investment securities portfolio. The market value of the investments in the table at December 31, 2005, was approximately $121.4 million.

	As of December 31,
	2005	2004	2003
	(Dollars in Thousands)
Investment securities:
US government and agency obligations	$17,988	$17,954	$11,053
Corporate and municipal securities	1,188	1,217	1,324
Mortgage-backed securities	102,240	112,773	74,150

Total	$121,416	$131,944	$86,527

At December 31, 2005, municipal bonds included seven Washington State municipal bonds that are rated AA or better.

For further information concerning the investment portfolio, reference is made to Note 3 and 4 of the “Notes to Consolidated Financial Statements” in the Annual Report.

The following table provides the scheduled maturities, carrying values, market values, and average yields for the investment securities at December 31, 2005.

			One to Five		Five to Ten		Over Ten
	One Year		Years		Years		Years		Total	Total
	Book	Yield	Book	Yield	Book	Yield	Book	Yield	Book	Market	Yield
	(Dollars in Thousands)
Municipals*	$—	0.00%	$—	0.00%	$—	0.00%	$1,188	8.92%	$1,188	$1,188	8.92%
US agencies	7,220	1.82%	5,987	4.08%	—	0.00%	5,000	4.00%	18,207	17,988	3.16%
Freddie Mac	—	0.00%	3,852	3.70%	—	0.00%	13,221	4.48%	17,073	16,552	4.31%
Fannie Mae	300	5.69%	866	5.50%	—	0.00%	42,389	4.42%	43,555	42,571	4.45%
Ginnie Mae	—	0.00%	—	0.00%	—	0.00%	43,632	4.06%	43,632	43,122	4.06%

Total	$7,520	1.98%	$10,705	4.06%	$—	0.00%	$105,430	4.31%	$123,655	$121,421	4.15%

* Municipal bond yields are not shown on a tax equivalent basis.

Deposit Activities and Other Sources of Funds

General. Savings accounts and other deposits are important sources of our funds for use in lending, security investments, and for other general business purposes. In addition to deposit accounts, we derive funds from loan repayments, interest payments, loan sales, FHLB advances and other borrowings, and operations. The availability of funds from loan sales is influenced by general interest rates and other market conditions. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows vary widely and are influenced by prevailing interest rates and market conditions. Borrowings are used to complement deposit inflows. Although the use of borrowed funds changes from year to year, our internal target is a maximum funding position of 30% of assets. At year-end 2005 and 2004, borrowings represented 21.2% and 23.5% of assets, respectively.

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

The following table indicates the amount of the jumbo time deposits by time remaining until maturity as of December 31, 2005. Rates paid on jumbo time deposits are negotiable.

Jumbo
Maturity Period	Time Deposits
(Dollars in Thousands)
Three months or less	$53,732
Four through six months	55,802
Seven through 12 months	57,603
Over 12 months	49,370
Total	$216,507

IRA Accounts. We offer tax-deferred individual retirement accounts (“IRA”). IRA accounts are offered on the same terms as the time deposits. In addition, we offer a money market account to IRA customers. The money market IRA requires a minimum balance of $100.

Deposit Flows. The following table sets forth the balance of deposits in the various types of accounts that we offered at the dates indicated.

	Balance at			Balance at			Balance at
	December 31,	% of	Increase /	December 31,	% of	Increase /	December 31,	% of
	2005	Deposits	(Decrease)	2004	Deposits	(Decrease)	2003	Deposits
	(Dollars in Thousands)
NOW and business checking accounts	$69,722	9.2%	$9,453	$60,269	8.9%	$12,573	$47,696	8.2%
Jumbo time deposits	216,507	28.5%	50,141	166,366	24.6%	17,458	148,908	25.5%
Extreme checking accounts	33,334	4.4%	2,964	30,370	4.5%	16,867	13,503	2.3%
Savings accounts	8,054	1.1%	(380)	8,434	1.2%	(277)	8,711	1.5%
Money market deposit accounts	160,389	21.1%	(3,408)	163,797	24.3%	33,047	130,750	22.4%
Three month or less time deposits	1,749	0.2%	462	1,287	0.2%	(2,147)	3,434	0.6%
Four to six month time deposits	6,998	0.9%	(16,043)	23,041	3.4%	12,876	10,165	1.7%
Seven month to one-year time deposits	103,896	13.6%	11,121	92,775	13.7%	(39,796)	132,571	22.7%
13 month to five year time deposits	159,744	21.0%	31,164	128,580	19.1%	41,225	87,355	15.0%
Six to 10 year time deposits	328	0.0%	(122)	450	0.1%	(348)	798	0.1%

Total deposits	$760,721	100.0%	$85,352	$675,369	100.0%	$91,478	$583,891	100.0%

IRA accounts	$29,295	3.9%	$1,174	$28,121	4.2%	$800	$27,321	4.7%

The following table represents an analysis of the deposit accounts by interest rate and remaining time to maturity at December 31, 2005.

	Less than	One to	Two to	Over
	One Year	Two Years	Five Years	Five Years	Total
	(Dollars in Thousands)
Less than 2.01%	$145,786	$814	$5	$—	$146,605
2.01 to 3.00%	185,440	1,600	207	5	187,252
3.01 to 4.00%	273,256	26,548	13,360	27	313,191
4.01 to 5.00%	47,904	46,069	14,843	—	108,816
5.01 to 6.00%	266	1,902	171	—	2,339
6.01 to 8.00%	2,301	217	—	—	2,518

Total	$654,953	$77,150	$28,586	$32	$760,721

The following table provides the deposit activity for the periods indicated.

	Years Ended December 31,
	2005	2004	2003
	(Dollars in Thousands)
Deposits	$3,327,093	$2,089,551	$1,421,920
Withdrawals	3,258,771	2,009,494	1,346,744

Net deposits/(withdrawals)
before interest credited	68,322	80,057	75,176
Interest credited	17,029	11,421	11,345

Net increase/(decrease) in deposits	$85,351	$91,478	$86,521

For further information concerning deposits, reference is made to Note 9 of the “Notes to Consolidated Financial Statements” in the Annual Report.

Borrowings. The FHLB serves as our primary borrowing source. Advances from the FHLB are typically secured by a portion of our residential mortgage loans, multifamily permanent loans, home equity loans, and securities. At December 31, 2005, we had advances totaling $225.7 million from the FHLB, which mature in 2006 through 2011 at interest rates ranging from 1.81% to 6.25%.

The Bank also has a note payable in connection with the 1994 purchase of land in West Seattle for construction of the permanent location of the West Seattle banking center. The $600,000 note payable was negotiated with the previous owner of the property. The rate on the note is 6.00% with a maturity date of November 1, 2009.

At the Company level we borrow from other banks. Those borrowings totaled $4.0 million at the end of 2005.

The FHLB functions as a central reserve bank providing credit for commercial banks, savings banks, savings and loan associations and certain other member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of our home mortgages and other assets such as securities which are obligations of, or guaranteed by, the United States government provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Limitations on the amount of advances are based on the FHLB’s assessment of the institution’s creditworthiness. Under its current credit policies, the FHLB has limited advances to 40% of our assets. At December 31, 2005, the percentage of assets represented by FHLB borrowings was 21%. For further information regarding borrowings and the FHLB see Note 10 of the “Notes to Consolidated Financial Statements” in the Annual Report and “Regulation and Supervision - -Federal Home Loan Bank System” below.

Critical Accounting Policies

We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In accordance with GAAP, management is required to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, income, and expenses in our Consolidated Financial Statements and accompanying footnotes. We have identified four policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because the likelihood that materially different amounts would be reported under different conditions or using different assumptions. The four critical accounting policies that we have identified are related to the allowance for loan losses, determining the fair value of servicing assets, estimating the premiums for credit loss insurance, and determining the value and amortization methods regarding loan origination fees and costs. We believe that the judgments, estimates, and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances as of December 31, 2005. However, given the sensitivity of our Consolidated Financial Statements to these critical accounting policies, the use of other judgments, estimates, and assumptions could result in material differences in our results of operations or financial condition. Management has discussed these critical accounting policies with the Audit Committee of our Board of Directors.

The table below represents information about the nature of and rational for our critical accounting policies.

Critical Accounting Policy	Consolidated Balance Sheet Caption	Consolidated Income Statement Caption	Nature of Estimates Required	Reference
Allowance for loan losses	Reserve for loan losses	Provision for loan losses
The allowance for loan losses represents management’s estimate of credit losses inherent in the Bank’s loan portfolio as of the balance sheet date. The estimation of the allowance is based on a variety of factors, including the profile of the loan portfolio, the local and national economic outlook, and the current and historical performance of the loan portfolio. The Bank’s methodology for assessing the adequacy of the allowance includes the evaluation of three distinct elements: the formula allowance, the specific allowance and the unallocated allowance. The ultimate recovery of all loans is susceptible to future market factors beyond the Bank’s control.

The estimates and judgments are described in further detail in the Management’s Discussion and Analysis - “Reserve and Provision for Loan Losses” and in Note 1 to the Consolidated Financial Statements - “Summary of Significant Accounting Policies.”

Fair value of servicing assets	Servicing assets	Noninterest income, servicing fees, net of amortization
Determining the fair value of servicing assets requires us to formulate conclusions about anticipated changes in future market conditions, including interest rates. Our servicing portfolio is subject to prepayment risk, which subjects our servicing assets to impairment risk. We use a valuation model to calculate the present value of the future cash flows to determine the value of our servicing assets. Assumptions used in the valuation model include market discount rates and anticipated prepayment speeds. The prepayment speeds are based upon loan prepayment forecasts

See further discussion in the Management’s Discussion and Analysis section of the Annual Report - “Review of Financial Condition”, “Servicing Assets”, as well as Note 1 to the Consolidated Financial Statements in the Annual Report - “Servicing Assets.”

derived from the consensus of investment banking firms as reported by online quotation systems for the residential and income property participations; for the sales finance loans the actual previous three-month prepayment history is utilized. Additionally, estimates of the cost of servicing a loan, an inflation rate, ancillary income per loan, and default rates are used in the valuation process. We assess impairment of the capitalized servicing assets based on recalculations of the present value of the remaining future cash flows using updated prepayment speeds. Impairment is assessed on a stratum-by-stratum basis with any impairment recognized through a valuation for each impaired stratum.

Credit insurance premiums	Accounts payable and other liabilities	Noninterest expense
Credit insurance is purchased to cover credit losses on certain pools of sales finance loans on a yearly basis. The cost of the credit insurance is based upon various factors such as actual loss experience, the size of the pool, etc. The contract with the credit insurer also includes a maximum exposure limit to the insurer of 10% of the original loan balances. As a result, the monthly premiums paid are based on an estimate at the beginning of the contract year and any additional premiums are not due until the end of the contract year. We have analyzed the contracts and accrue on a monthly basis the estimated amount payable at the end of each contract year.
See further discussion in the Management’s Discussion and Analysis section under “Results of Operations, Noninterest Expense.”
Loan origination fees and costs	Loans receivable	Interest income, loans receivable
Loan origination fees and costs are netted and deferred over the life of each loan. These net fees and costs are amortized into income over the life of the underlying loan using one of two methods: the straight-line method
See further discussion in Note 1 to the Consolidated Financial Statements, in the Annual Report -

or the constant-level-yield method. If the loan is prepaid prior to maturity, the remaining net fees/costs are recognized when the loan is paid off. Included in these deferred fees/costs is a standard loan cost. The standard loan cost is calculated for each loan class using a model that incorporates the costs associated with originating and processing a loan. This cost is netted against the qualifying fees received from the borrower to determine the net deferred fee or cost associated with each loan. The amortization of these net fees/costs is then recognized into income as the loan matures. Estimates and assumptions are used to determine the cost of each process that is essential to process the loan request and originate it on our books. These estimates mainly include the number of hours and rate of compensation paid to all parties involved in the origination process of a loan. These estimates are updated on a yearly basis to ensure that any new loan classes have been added and any new processes have been incorporated as well as incorporating any changes in the average compensation rates. These estimates can vary significantly from year to year depending upon demand and overall mix of the varying loan types from year to year as well as the changes in the processes involved in the various kinds of loans.
“Loans” as well as Note 5 - “Loans Receivable, Net and Loans Receivable Held-for-Sale.”

Recently Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123(R), Accounting for Stock-Based Compensation. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We adopted Statement 123(R) on January 1, 2006 using the modified retrospective method, restating all prior periods.

As permitted by Statement 123, we currently account for share-based payments to employees using the intrinsic value method allowed under FASB Opinion No. 25 and, as such, recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) is expected to be similar to the pro forma expense amount for 2005, but it will depend on the levels of share-based payments granted in the future. Statement 123(R) also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $220,000, $87,000, and $13,000 in 2005, 2004, and 2003, respectively.

Regulation and Supervision

General. As a state-chartered, federally-insured financial institution, the Bank is subject to extensive federal and state regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. The Bank is examined by the Federal Deposit Insurance Corporation (FDIC) and the Department of Financial Institutions of the State of Washington and files periodic reports concerning the Bank’s activities and financial condition with its federal and state regulators. Our relationship with depositors and borrowers also is regulated to a great extent by both federal and state law, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents.

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

Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC administers two separate deposit insurance funds: the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”). The BIF is a deposit insurance fund for commercial banks and some state-chartered savings banks, such as the Bank. The SAIF is a deposit insurance fund for most savings associations. As an insurer of our deposits, the FDIC has examination, supervisory, and enforcement authority over us.

The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution’s insurance assessment varies according to the level of capital the institution holds and the degree to which it is the subject of supervisory concern. In addition, regardless of the potential risk to the insurance fund, federal law requires the ratio of reserves to insured deposits to be no less than $1.25 per $100. Both funds currently meet this reserve ratio. During 2005, the assessment rate for both SAIF and BIF deposits ranged from zero to 0.27% of covered deposits. As a well-capitalized bank, we qualified for the lowest rate on our deposits for 2005.

In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Finance Corporation (“FICO”) to service FICO debt incurred in the 1980’s to help fund the thrift industry cleanup. The FICO assessment rate is adjusted quarterly. During 2005 the FICO assessment rates ranged from 1.34 cents to 1.44 cents per $100 of insured deposits.

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

Capital Requirements. FDIC regulations recognize two types or tiers of capital: core (“Tier 1”) capital and supplementary (“Tier 2”) capital. Tier 1 capital generally includes common stockholders’ equity, non-cumulative perpetual preferred stock, and hybrid capital instruments designated by the FDIC less most intangible assets. Tier 2 capital, which includes 100 percent of Tier 1 capital plus such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock (original maturity of at least five years but less than 20 years) that may be included in Tier 2 capital is limited to 50 percent of Tier 1 capital.

The FDIC currently measures an institution’s capital using a leverage limit together with certain risk-based ratios. The FDIC’s minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets.

FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight -- 0%, 20%, 50% or 100% -- based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. We have calculated the Bank’s total risk-based ratio to be 11.1% as of December 31, 2005, and our Tier 1 risk-based capital ratio to be 9.9% for the Bank.

Federal statutes establish a supervisory framework based on five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution’s category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure, and certain other factors. The federal banking agencies have adopted regulations that implement this statutory framework. Under these regulations, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of Tier I capital to risk-weighted assets is 6% or more, its ratio of Tier I capital to adjusted total assets is 5% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level.

During 2002 and 2003, in addition to capital provided through retained earnings, we augmented our regulatory capital with trust preferred securities (“TPS”). These securities have a maturity of 30 years and are redeemable by the Company at par after five years, with certain exceptions. The TPS securities have been deconsolidated from our financial statements in accordance with FASB Interpretation No. 46 as amended but qualify as capital for regulatory capital limits. They are eligible for Tier 1 leverage capital treatment up to 25% of Tier 1 capital and for risk-weighted capital up to 50% of Tier 1 capital. We issued $17 million in securities ($9 million in 2002 and $8 million in 2003). There are no present plans to issue additional TPS securities, and we believe that our current capital, plus retained earnings for year 2006, will meet our budgeted growth in assets for the forthcoming year.

Management believes that, under the current regulations, we will continue to meet our minimum capital requirements as a well capitalized institution in the foreseeable future. However, events beyond our control, such as a downturn in the economy in areas where we have most of our loans, could adversely affect future earnings and, consequently, the ability to meet our capital requirements.

Federal Deposit Insurance Corporation Improvement Act (“FDICIA”). The Bank has surpassed the $500 million asset threshold and as such is required to be compliant with the FDICIA originally enacted in 1991 and with enhanced provisions adopted in 1993. In general, FDICIA requires us to conduct an annual independent audit of our financial statements, appoint an independent audit committee of outside directors, report on and assess management’s responsibilities for preparing financial statements, and establish an internal control structure.

An independent accountant must attest to and report on the assertions in management’s report concerning these internal controls, with the desired outcome of efficient and effective operations; the safeguarding of assets; reliable financial reporting; and compliance with applicable laws and regulations.

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

Federal Home Loan Bank System. The FHLB serves as a reserve or central bank for the member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBs. It makes loans (i.e., advances) to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLB of Seattle. As a member, we are required to purchase and hold Class B(1) stock in the FHLB of Seattle. The amount of stock a member institution is required to hold is based on the cumulative value of three criteria:

•	Advance Stock Purchase - Under this requirement, a member must currently hold stock with a par value equal to 3.5% of the outstanding principal balance of advances extended to the member.
•
Mortgage Purchase Program - Under this requirement, a member must currently hold stock with a par value equal to 5.0% of the outstanding principal balance of the loans sold to the FHLB, by the member, under the Mortgage Purchase Program, minus the Membership Stock Purchase requirement.

•
Membership Stock Purchase - Under this requirement, a member must currently hold stock with a par value equal to the greater of $500 or 0.75% of the member’s home mortgage loans outstanding as of the most recent calendar year end.

As of December 31, 2005, we held stock in the FHLB in the amount of $13.1 million.

Federal Reserve System. The Federal Reserve Board requires (under “Regulation D”) that all depository institutions, including savings banks, maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a savings bank. Under Regulation D, the first $7.0 million (will increase to $7.8 million in 2006) of net transactions are exempt from reserve requirements. We must maintain a 3% reserve ratio on net transaction accounts over $7.0 million up to and including $47.6 million (will increase to $48.3 million in 2006). A 10 percent reserve ratio will be assessed on net transaction accounts in excess of $47.6 million. These amounts and percentages are subject to adjustment by the Federal Reserve Board. The reserve requirement on non-personal time deposits with original maturities of less than 1.5 years is 0%. As of December 31, 2005, our deposit with the Federal Reserve Bank and vault cash exceeded the reserve requirements.

Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Company.

In addition, any entity is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the outstanding Common Stock of the Company or otherwise obtaining control or a “controlling influence” over the Company.

Regulatory Restrictions on Dividends.  It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

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

In 2001, the Gramm-Leach-Bliley Act granted certain expanded powers to bank holding companies and allowed them to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Gramm-Leach-Bliley Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve has determined to be closely related to banking. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve.

Stock Repurchases. Bank holding companies, except for certain “well-capitalized” and highly-rated bank holding companies, such as the Company, are required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by, or written agreement with, the Federal Reserve.

Capital Requirements. The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for the Bank.

The Company’s total risk-based capital must equal 8% of risk-weighted assets. As of December 31, 2005, the Company’s total risk-based capital to risk-weighted assets was 11.2% and its Tier 1 capital to risk-weighted assets was 10.0%.

Federal and State Taxation

Federal Taxation

General. The Company and its subsidiaries report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank.

The current thrift bad debt rules were passed by Congress as part of “The Small Business Job Protection Act of 1996.” The rules adopted a method for deducting additions to the tax bad debt reserves for all financial institutions for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). We have previously recorded a deferred tax liability equal to the bad debt recapture and as such the rules will have no effect on the net income or federal income tax expense. For taxable years since 1995, the Bank’s bad debt deduction is determined on the basis of net charge-offs during the taxable year.

Minimum Tax. In addition to regular corporate income tax, corporations are subject to an alternative minimum tax which generally is equal to 20% of alternative minimum taxable income (taxable income, increased by tax preference items and adjusted for certain regular tax items). The preference items which are generally applicable include an amount equal to 75% of the amount by which a financial institution’s adjusted current earnings (generally alternative minimum taxable income computed without regard to this preference and prior to reduction for net operating losses) exceed its alternative minimum taxable income without regard to this preference and the excess of the institution’s bad debt deduction over the amount deductible under the experience method. Alternative minimum tax paid can be credited against regular tax due in later years.

Our federal income tax returns have been audited by the Internal Revenue Service through year-end 1991.

State Taxation

We are subject to a business and occupation tax, which is imposed under Washington law at the rate of 1.5% of gross receipts. However, interest received on loans secured by first lien mortgages or deeds of trust on residential properties is not subject to such tax.

Reference is made to Note 12, of the “Notes to Consolidated Financial Statements” in the Annual Report for additional information regarding income taxes payable by the Company.

Competition

Competition for deposits comes from securities brokerage firms and other financial institutions, many of which have greater resources than we do. In addition, during times of low interest rates we experience significant competition for investors’ funds from bond mutual funds.

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

Employees

At December 31, 2005, we employed 221 full-time and 9 part-time employees. Our employees are not represented by any collective bargaining agreement. Management considers relations with our employees to be good.

Item 1A. Risk Factors.

The following are risks that we view as being among the most significant to our operations and financial results. This list should not be considered as an all-inclusive assessment of risks, nor should the order in which risks are presented below be considered representative of that risk’s significance to our operations.

Interest Rates and Other Macroeconomic Factors. Our profitability is largely dependent on our net interest income. Consequently, one of our primary exposures to risk arises from the interest rate risk inherent in our lending, mortgage banking, investment, deposit, and borrowing activities. Interest rate risk is the risk to earnings and capital resulting from adverse movements in interest rates. Please see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in Part II for additional information on our interest rate risk management practices.

In addition to affecting our asset yields and funding costs, and thus our net interest income, movements in interest rates can impact our performance in other ways, including, but not limited to influencing the overall level of loan originations and deposit demand, loan payoff rates, and the market values of assets, which could affect loan sales and gains thereon, as well as future servicing fee income.

While we actively monitor and manage our exposure to this risk, we would point out that interest rates are highly sensitive to factors outside of our control, including but not limited to general economic conditions, behaviors of capital market participants, and the actions or expected actions of regulatory and government agencies, including the Federal Reserve Bank.

Macroeconomic factors outside of interest rate movements can further impact our profitability. For example, economic downturns can threaten the ability of borrowers to repay their loans and reduce collateral values, while rising stock markets can lead to investors shifting funds out of deposit accounts and into equity markets.

Geographic Concentration and Local Economic Conditions. The vast majority of our funding, lending, and management activities are based in the Puget Sound region, primarily on the east side of Lake Washington. Consequently, in addition to the potential effects of adverse movements in interest rates or events in the national economy, our profitability could be disrupted by local or regional economic factors impacting our market area, including, but not limited to local unemployment rates, vacancy rates, and slowdowns in the local housing and construction markets.

Credit Risk and Loan Losses Exceeding Allowance. Credit risk is the risk of our borrowers failing to repay the principal and/or interest in accordance with the terms of their loan agreements. Our lending operations subject us to credit risk, including particular risks pertaining to our consumer, custom construction, and non-conforming residential loans., We generally manage our credit risk through our underwriting standards and, as deemed appropriate, the purchase of credit insurance coverage.

To the extent that payments are not received from our borrowers in a timely manner, their loans are moved to non-accrual status and eventually charged-off. We establish, based upon various assumptions and judgments about the collectibility of loans, a reserve for loan losses, which could potentially be insufficient to cover extraordinary losses. To the extent that charged-off loans exceed the expected amount set aside for such occurrences, our financial results would be negatively impacted. Please refer to “Lending Activities,” and “Reserve for Loan Losses,” in Part I, Item 1 for additional information.

Operational Risks. As is the case with most financial institutions, we are exposed to many forms of operational risk, including, but not limited to transaction, compliance, strategic, and reputation risks.

Transaction risk is defined as the risk to earnings or capital arising from problems with service or product delivery. Transaction risk exists in all products and services within the bank, and is a function of our internal controls, information systems, employee integrity, and operating processes. The risk for operating problems arises on a daily basis as transactions are processed. Thus, transaction risk transcends all of our divisions and all products we offer.

Compliance risk is the risk to earnings and capital arising from violations of or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards, and exposes the bank to potential fines, civil money penalties, payment of damages, and voiding of contracts. Compliance risk can lead to a diminished reputation, limited business opportunities, and lessened expansion potential. Compliance risk is not limited solely to risk from failure to comply with consumer protection laws, as it also includes all laws as well as prudent ethical standards and contractual obligations. In addition, compliance risk includes the exposure to litigation from all aspects of banking.

Strategic risk is the risk to earnings or capital arising from adverse business decisions or improper implementation of those decisions. Strategic risk is a function of our strategic goals, the business strategies developed to achieve these goals, the resources deployed to meet these goals, and how well the strategies are implemented. Strategic risk focuses on more than just an analysis of the strategic plan. It focuses on how our plans, systems, and implementation affect our franchise value, and incorporates how management analyzes external factors that impact our strategic direction. Our growth objectives may, to some extent, be dependent on the introduction of new products, services, or banking centers. As the market reception of new products, services, or facilities can be difficult to estimate, and those estimates may change over the course of the timeframe during which the product or facility is developed, there can be no assurances as to the future development, implementation, and profitability of such ventures.

Reputation risk is the risk to earnings or capital arising from the potential that negative publicity regarding our business practices, whether true or not, will cause a decline in the customer base and/or costly litigation. Reputation risk affects our ability to establish new relationships or services and to continue servicing existing relationships. The risk can potentially expose us to litigation, financial loss, or other damage to our reputation. Reputation risk exposure exists throughout an organization and is the reason that banks have the responsibility to exercise an abundance of caution in dealing with customers and their communities. Reputation risk exists in activities such as asset management and agency transactions. The assessment of reputation risk recognizes the potential impact of the public’s opinion on our franchise value. Reputation risk is inherent in all bank activities. As our vulnerability to public reaction increases, our ability to offer competitive products and services could potentially be affected.

The banking industry is subject to rapid technological change and we will need to keep pace with the evolving technological requirements of the financial services industry. Such technological improvement involves substantial cost and risks. We are dependent on data processing, communication, and information exchange on a variety of computer platforms and networks, and we cannot be assured that our systems are free of defects or vulnerabilities to attack. If informational security is breached, information could be lost or misappropriated, resulting in the potential for financial loss or loss of reputation.

Additionally, significant facets of our operations are dependent on a relatively small group of experienced key executives and an experienced and very involved Board of Directors. Consequently, we believe that the loss of key management personnel could potentially result in an adverse effect our operations and earnings.

Increased Competition. We operate in a highly competitive environment, with a large and growing number of other market participants, many of which are significantly larger and possess greater financial resources than we do. From time to time, and for various reasons, one or more of these competitors may approach the market more aggressively, typically through offers of either higher rates on deposits or lower margins on loans. In either case, responding to such competitive actions will typically result in a negative impact to our financial results, either through reduced revenues, higher costs, or, should we decide not to compete aggressively, slower growth.

Potential Legislative or Regulatory Changes. As a depository institution, we are subject to extensive state and federal regulation, supervision, and legislation that govern virtually every aspect of our operations. These laws and regulations are subject to change over time, typically for the increased protection of consumers, depositors, and deposit insurance funds. Such changes, which are beyond our control and frequently unpredictable, could have the potential to adversely impact our operations or financial performance.

Natural Disaster. As previously noted, the vast majority of our funding, lending, and management activities are based in the Puget Sound region, primarily on the east side of Lake Washington. This region is known to be a seismic area, and the potential exists for a natural disaster, such as an earthquake, to negatively impact our performance by disrupting our operations, damaging our facilities, or damaging facilities owned by our borrowers, thus impacting their activities and ability to service debt, as well as potentially reducing the value of our collateral.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table provides the location of the banking centers and loan offices, as well as certain information relating to these offices.

					Lease Information
	Year	Net Book	Square	Owned /	Initial	Date of	Renewal
Location	Opened	Value	Feet	Leased	Lease	Termination	Terms
		(Dollars in Thousands)
Bellevue Banking Center &	1985	$16,272	73,290	Owned	—	—	—
Corporate Offices (3)
400 108th Avenue NE
Bellevue, WA 98004
(Originally opened 1953)

Issaquah Banking Center	1977	580	2,860	Owned	—	—	—
855 Rainier Blvd. N
Issaquah, WA 98027
(Originally opened 1965)

Monroe Banking Center (3)	1993	1,060	5,373	Owned	—	—	—
19265 State Route 2
Monroe, WA 98272
(Originally opened 1968)

Crossroads Banking Center	1969	2,201	3,894	Owned	—	—	—
15635 NE 8th Street
Bellevue, WA 98008

Redmond Banking Center &	1977	1,547	6,474	Owned	—	—	—
Training Center
16900 Redmond Way
Redmond, WA 98052

Ballard Banking Center	2002	1,929	2,400	Owned	—	—	—
6301 15th Avenue NW
Seattle, WA 98107
(Originally opened 1994)

West Seattle Banking Center (2)	1996	1,072	2,200	Leased	March 1,	May 31,	Not Renewed
4520 California Ave. SW					1996	2006
Seattle, WA 98116

Bellevue West Banking Center (3)	1997	2,849	8,259	Owned	—	—	—
10001 NE 8th Street
Bellevue, WA 98004

Kirkland Banking Center	2000	203	3,692	Leased	September	September	Two five-
278 Central Way					16, 1999	16, 2009	year options
Kirkland, WA 98033

Juanita Banking Center	2001	1,143	4,118	Owned	—	—	—
13633 100th Avenue NE
Kirkland, WA 98034

					Lease Information
	Year	Net Book	Square	Owned /	Initial	Date of	Renewal
Location	Opened	Value	Feet	Leased	Lease	Termination	Terms
		(Dollars in Thousands)
Woodinville Banking Center	2003	$1,695	2,893	Owned	—	—	—
13415 NE 175th Street
Woodinville, WA 98072

Sammamish Banking Center	2003	435	3,721	Leased	December	December	Two five-
336 - 228th Avenue NE					23, 2002	23, 2012	year options
Suite 100
Sammamish, WA 98074

Loan Production Offices

Tacoma Loan Office	1999	(1)	300	Leased	January 1,	December 31,	Not Renewed
2323 N 31st Street					1999	2005
Suite 200
Tacoma, WA 98403
(Originally opened 1996)

Bellingham Loan Office	2003	(1)	898	Leased	February 28,	February 28,	Not Renewed
1200 Tenth Street					2003	2006
Suite 103
Bellingham, WA 98225
(Originally opened 1998)

Vancouver Loan Office	2005	(1)	170	Leased	April 1,	March 31,	Not Renewed
900 Washington Street, #8007					2005	2006
Vancouver, WA 98660

Florida Loan Office	2001	(1)	416	Leased	July 6, 2001	July 31, 2006	Year-to-year
3015 Hartley Road
#12B/12C
Jacksonville, FL 32257

(1) Net book values of assets are included with Bellevue Administrative offices.
(2) Purchase of land for construction of new West Seattle Banking Center.
(3) Includes leasable area.

In 2005 we completed the remodel of our Redmond and Bellevue Financial Center Banking Centers, as well as constructed an entire new facility for our Crossroads Banking Center. In addition, we substantially completed a major upgrade of our seven-story corporate headquarters. We began construction in 2005 of a replacement facility for our West Seattle Banking Center, and we anticipate that project completion will occur in second quarter, 2006. We are also planning to construct a new banking center in Bothell, Washington (the “Canyon Park” site) and the design and permitting process was substantially completed in 2005. We anticipate construction will begin on this site in second quarter, 2006 and be completed prior to year end.

We review the utilization of our properties on a regular basis and believe that we have adequate facilities for current operations. We may open new banking centers from time-to-time, depending on the availability of capital resources and the locations’ potential for growth and profitability.

We regularly analyze demographic and geographic data as well as information regarding our competitors and our current loan and deposit customers in order to locate potential future bank sites.

Item 3. Legal Proceedings.

At December 31, 2005, the Bank was not engaged in any litigation, which in the opinion of management, after consultation with its counsel, would be material to the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information contained under the caption “Stock Information” in the Annual Report is incorporated herein by reference.

The Company did not sell any unregistered securities during 2005.

The following table provides the cash dividends declared by the Company during the last five fiscal years.

Quarter Ending	Fiscal 2005	Fiscal 2004	Fiscal 2003	Fiscal 2002	Fiscal 2001

Fiscal year	$1.38	$0.32	$0.28	$0.28	$0.22

March 31	0.09	0.07	0.07	0.07	0.05
June 30	0.09	0.07	0.07	0.07	0.05
September 30	0.10	0.09	0.07	0.07	0.05
December 31	1.10	0.09	0.07	0.07	0.07

In November 2005 the Company repurchased 144,036 shares from members of Bellevue Square Managers Limited Partnership. The shares were repurchased at $25.37 per share which was the average closing price for the 30 most recent days in which the stock traded, ending on October 27, 2005.

Item 6. Selected Financial Data.

The information contained in the section captioned “Selected Financial Data” in the Annual Report is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk Sensitive Instruments” in the Annual Report is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

The financial statements contained in the Annual Report, which are listed under Item 15 herein, are incorporated herein by reference.

The following table provides the equity compensation plan information.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
	(column a)
Equity compensation plans approved
by security holders	558,577	$17.22	614,435

Equity compensation plans not
approved by security holders	N/A	N/A	N/A

Total	558,577	$17.22	614,435

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and other members of the Company’s senior management, as of the end of the period covered by this report (the “Evaluation Date”). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in providing reasonable assurance that the material information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Company’s Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting:

The management of First Mutual Bancshares, Inc. (the Company) is responsible for establishing and maintaining an adequate system of internal control over financial reporting in order to provide reasonable assurance regarding the integrity, reliability and fair presentation of its published financial statements and other information presented in the annual report. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the design and effectiveness of its internal control for the year ended December 31, 2005, based upon the criteria related to internal control over financial reporting described in “Internal Control--Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

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

Management’s internal control system is augmented by written policies and procedures and by audits performed by the internal audit staff, which monitor the operations of the internal control system and report findings to management and the Audit Committee. When appropriate, corrective actions are taken to address identified control deficiencies and other opportunities for improving the system. However, it should be noted that all internal control systems, no matter how well designed, have inherent limitations and even those systems determined to be effective can provide only reasonable assurance regarding financial statement preparation and presentation.

In the opinion of management, the financial statements and other information in the annual report present fairly the financial condition and operations of the Company at the dates indicated on such financial reports in conformity with accounting principles generally accepted in the United States of America.

Our independent registered public accounting firm, which audits our financial statements, also attested to, and reported on, management’s assessment and on the effectiveness of internal control over financial reporting. The independent registered public accounting firm’s attestation report is included in this Form 10-K.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information contained under the section captioned “Election of Directors” in the Company’s Proxy Statement is incorporated herein by reference. Reference is made to the cover page of this report for information regarding compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information with respect to the executive officers of the Company and the Bank.

	Age at
	December	Position
Name	31, 2005	Company	Bank

John R. Valaas	61	President and Chief Executive	President and Chief Executive
		Officer	Officer

Roger A. Mandery	63	Executive Vice President, Chief	Executive Vice President - Chief Financial
		Financial Officer, and Treasurer	Officer, and Treasurer

Richard J. Collette	58		Executive Vice President - Commercial
			Banking Group

George D. Smeby	62		Executive Vice President - Chief Risk Officer

Joseph P. Zavaglia	57		Executive Vice President - Retail Banking
			Group

Scott B. Harlan	44		Executive Vice President - Residential and Consumer Lending

Robin R. Carey	48		Executive Vice President - Operations and
			Administration and Assistant Secretary

Kari A. Stenslie	41	Senior Vice President, Controller	Senior Vice President - Controller and
		and Assistant Treasurer	Assistant Treasurer

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

ROGER A. MANDERY, CPA, is Executive Vice President for the Bank and the Company. Prior to serving in that capacity, from March 1984 to 1989, he was Senior Vice President of Finance. Mr. Mandery serves as the Bank’s Chief Financial Officer and in this capacity is responsible for the Bank’s treasury, accounting, internal audit, and asset/liability functions.

RICHARD J. COLLETTE is the Bank’s Executive Vice President and Manager of its Commercial Banking Group. His responsibilities include overseeing commercial real estate lending and business banking. Prior to joining the Bank in December of 2001, he was the Northwest Region’s Senior Credit Risk Management Executive for Bank of America where he was employed from 1973 to 2001. Mr. Collette has over 32 years of experience in commercial banking.

GEORGE D. SMEBY is the Bank’s Executive Vice President and Chief Risk Officer. Prior to joining the Bank in 2004, he was a Senior Vice President and Senior Credit Administrator for the Commercial Banking Group of

Bank of America where he was employed from 1969 to 2004. Mr. Smeby has over 37 years of experience in commercial banking.

JOSEPH P. ZAVAGLIA is the Bank’s Executive Vice President of the Retail and Community Business Banking Groups. His responsibilities include overseeing the banking center distribution network and the community business banking department. Prior to joining the Bank in February 2003, Mr. Zavaglia was Senior Vice President and Consumer Market Executive for Bank of America where he was employed from 1975 to 2003. Mr. Zavaglia has over 29 years of commercial and retail banking experience.

SCOTT B. HARLAN is the Bank’s Executive Vice President of Consumer and Residential Lending and has been employed by the Bank since 1985. He is responsible for consumer and residential lending as well as the information systems department.

ROBIN R. CAREY is the Bank’s Executive Vice President of Operations and Administration and has been employed by the Bank since 1979. She is responsible for overseeing facilities and security, human resources and customer service and support, which includes lending and deposit support functions.

KARI A. STENSLIE, CPA, CMA, is Senior Vice President and Controller for the Bank and the Company and has been employed by the Bank since 1988. She is responsible for the Bank’s accounting systems, financial reporting, and tax accounting functions.

The information required by this item in regards to the delinquent filing of a Form 4 is incorporated by reference to the section captioned - “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the section captioned - “Executive Compensation” in the Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the sections captioned “Election of Directors” and “Principal Holders of Voting Securities and Management” in the Company’s Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to the sections captioned “Election of Directors” and “Board Operations and Corporate Governance” in the Company’s Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the section captioned “Report of the Audit Committee and Audit Fees” in the Company’s Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1)	Consolidated Financial Statements (*)

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition at December 31, 2005 and 2004
Consolidated Statements of Income for the three years ended December 31, 2005
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the three years ended
December 31, 2005
Consolidated Statements of Cash Flows for the three years ended December 31, 2005
Notes to Consolidated Financial Statements

(2)	All required financial statement schedules are included in the Notes to Consolidated Financial Statements.

(3)	Exhibits

(3)	a. Articles of Incorporation (a)
b. Bylaws (a)

We are parties to certain debt instruments under which the total amount of securities authorized may not exceed 10 percent of our total consolidated assets. Pursuant to paragraph 4(iii)(A) of  Item 601(b) of Regulation S-K, we agree to furnish a copy of those instruments to the Securities and Exchange Commission upon request.

(11)
Statement regarding computation of per share earnings. Reference is made to the Company’s Consolidated Statements of Income attached hereto as part of Exhibit 13, which are incorporated herein by reference.

(13)	2005 Annual Report to Shareholders
(21)	Subsidiaries
(23.1)	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm
(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.0)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*) Incorporated by reference from 2005 Annual Report to Shareholders attached hereto as Exhibit 13.
(a) Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 21, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MUTUAL BANCSHARES, INC.

DATE: March 15, 2006	By:	/s/ John R. Valaas
John R. Valaas, President and Chief Executive Officer and Duly Authorized Representative

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Roger A. Mandery Roger A. Mandery	By: /s/ Victor E. Parker Victor E. Parker
Principal Financial Officer	Director

Date: March 15, 2006	Date: March 15, 2006

By: /s/ Kari A. Stenslie Kari A. Stenslie	By: /s/ George W. Rowley, Jr. George W. Rowley, Jr.
Principal Accounting Officer	Director

Date: March 15, 2006	Date: March 15, 2006

By: /s/ F. Kemper Freeman, Jr. F. Kemper Freeman, Jr.	By: /s/ Richard S. Sprague Richard S. Sprague
Chairman of the Board	Director

Date: March 15, 2006	Date: March 15, 2006

By: /s/ James J. Doud, Jr. James J. Doud, Jr.	By: /s/ John R. Valaas John R. Valaas
Director	Director

Date: March 15, 2006	Date: March 15, 2006

By: /s/ Mary Case Dunnam Mary Case Dunnam	By: /s/ Robert C. Wallace Robert C. Wallace
Director	Director

Date: March 15, 2006	Date: March 15, 2006

By: /s/ Janine Florence Janine Florence	By: /s/ Robert J. Herbold Robert J. Herbold
Director	Director

Date: March 15, 2006	Date: March 15, 2006