Form 10-K/A
period 2005-12-31
FIRST MUTUAL BANCSHARES INC
filed 2006-03-31
CIK 1098337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005 OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 005-57091
FIRST MUTUAL BANCSHARES, INC. _____________________________________________ (Exact name of registrant as specified in its charter)
State of Washington	91-2005970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 108th Avenue N.E., Bellevue, Washington	98004
(Address of principal executive offices)	(Zip Code)

___________________________________

Registrant's telephone number, including area code	(425) 455-7300

________________________________

Securities registered pursuant to Section 12(b) of the Act: None

_______________

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $1.00 per share

_______________________

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

As of June 30, 2005, there were issued and outstanding 5,342,191 shares of the registrant's common stock. The aggregate market value of the voting stock held by non-affiliates of 3,294,377 shares of the registrant was $85,324,364 based on the closing sales price of the registrant's common stock as quoted on the Nasdaq Market System which on June 30, 2005 was $25.90.

As of February 27, 2006, there were issued and outstanding 5,302,107 shares of the registrant's common stock.

______________________________________________________________________________

EXPLANATORY NOTE

First Mutual Bancshares, Inc. (the "Company") is filing this Amendment No. 1 to Form 10-K to amend its Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission ("SEC") on March 10, 2006 (the "Original Filing"), in order to replace Exhibits 31.1 and 31.2, the certifications made pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, to conform Item 4 with the requirements of such Section 302.

Except for the amendments described above, this Amendment to Form 10-K does not modify the Original Filing.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

________________________________

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

FIRST MUTUAL BANCSHARES, INC.

DATE: March 29, 2006	BY: /s/ John R. Valaas
John R. Valaas,, President and Chief Executive Officer and Duly Authorized Representative

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Roger A. Mandery	By:
Roger A. Mandery Principal Financial Officer	Victor E. Parker Director
Date: March 29, 2006	Date: March __, 2006
By: /s/ Kari A. Stenslie	By: /s/ George W. Rowley, Jr. r
Kari A. Stenslie Principal Financial Officer	George W. Rowley, Jr. Director
Date: March 29, 2006	Date: March 29, 2006
By: /s/ F.Kemper Freeman, Jr.	By: /s/ Richard S. Sprague.
F. Kemper Freeman, Jr. Chairman of the Board	Richard S. Sprague. Director
Date: March 29, 2006	Date: March 29, 2006
By:	By: /s/ John R. Valaas.
James J. Doud, Jr. Director	John R. Valaas. Director
Date: March __, 2006	Date: March 29, 2006
By:	By: /s/ Robert C. Wallace.
Mary Case Dunnam Director	Robert C. Wallace Director
Date: March __, 2006	Date: March 29, 2006

By:	By: /s/ Robert J. Herbold
Janine Florence Director	Robert J. Herbold Director
Date: March __, 2006	Date: March 29, 2006