Form 10-Q
period 2006-03-31
FIRST MUTUAL BANCSHARES INC
filed 2006-05-05
CIK 1098337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended................................................March 31, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the transition period from ________________ to ________________

Commission File Number 005-57091

FIRST MUTUAL BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

WASHINGTON	91-2005970
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

400 108th Avenue N.E., Bellevue, WA 98004
(Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code:  (425) 455-7300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.                  April 28, 2006                                  5,315,107

FIRST MUTUAL BANCSHARES, INC.

QUARTERLY REPORT ON FORM 10-Q
March 31, 2006

PART I :    FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS DISCLAIMER

Our Form 10-Q contains statements concerning future operations, trends, expectations, plans, capabilities, and prospects of First Mutual Bancshares, Inc. and First Mutual Bank (together, the “Bank”) that are forward-looking statements for the purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements regarding our goals and expectations regarding our target net income and return on equity; as well as references to potential changes in interest rate margins, anticipated growth in loan production and growth in sales of loans, expectations regarding our Business Banking segment, expectation regarding an increased percentage of checking accounts in our deposit mix, observations regarding our provision for loan losses and information based on our Market Risk models and analysis. Although we believe that the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, operations, and prospects, these forward-looking statements are subject to numerous uncertainties and risks, and actual events, results, and developments will ultimately differ from the expectations and may differ materially from those expressed or implied in such forward-looking statements. Factors which could affect actual results include economic conditions in our market area and the nation as a whole, interest rate fluctuations, the impact of competitive products, services, and pricing, our credit risk management, our ability to control our costs and expenses including our business banking expenses, loan delinquency rates, and the legislative and regulatory changes affecting the banking industry. There are other risks and uncertainties that could affect us which are discussed from time to time in our filings with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We are not responsible for updating any such forward-looking statements.

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

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation. There is no effect on net income, earnings per share, or equity. All significant intercompany transactions and balances have been eliminated.

The information included in this Form 10-Q should be read in conjunction with the First Mutual Bancshares, Inc. Year 2005 Annual Report on Form 10-K to the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year.

Consolidated Financial Statements of the Company begin on page 2.

Item 1.	Financial Statements

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2006	2005
ASSETS:	(Unaudited)

CASH AND CASH EQUIVALENTS:
Interest-earning deposits	$3,235,303	$1,229,176
Noninterest-earning demand deposits and cash on hand	23,036,318	24,551,436

	26,271,621	25,780,612

MORTGAGE-BACKED AND OTHER SECURITIES AVAILABLE-FOR-SALE	110,063,643	114,450,342

LOANS RECEIVABLE, HELD-FOR-SALE	13,919,711	14,683,507

MORTGAGE-BACKED AND OTHER SECURITIES HELD-TO-
MATURITY, fair value of $6,284,331 and $6,970,890	6,341,961	6,966,295

LOANS RECEIVABLE	881,461,733	878,066,241
RESERVE FOR LOAN LOSSES	(10,086,880)	(10,069,020)

LOANS RECEIVABLE, net	871,374,853	867,997,221

ACCRUED INTEREST RECEIVABLE	5,362,094	5,350,493

LAND, BUILDINGS AND EQUIPMENT, net	34,268,724	33,483,998

REAL ESTATE HELD-FOR-SALE	27,600	—

FEDERAL HOME LOAN BANK (FHLB) STOCK,	13,122,300	13,122,300
at cost

SERVICING ASSETS	2,474,519	1,865,698

OTHER ASSETS	2,040,257	2,464,369

TOTAL ASSETS	$1,085,267,283	$1,086,164,835

See Notes to Financial Statements.

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Continued)

	March 31,	December 31,
	2006	2005
	(Unaudited)
LIABILITIES:
Deposits:
Money market deposit and checking accounts	$290,733,991	$263,444,641
Savings	8,165,678	8,053,510
Time deposits	484,714,760	489,222,486

Total deposits	783,614,429	760,720,637

Drafts payable	1,171,727	733,773
Accounts payable and other liabilities	6,979,987	15,706,624
Advance payments by borrowers for taxes and insurance	2,877,787	1,671,496
FHLB advances	206,969,630	225,705,005
Other advances	4,600,000	4,600,000
Junior subordinated long-term debentures	17,000,000	17,000,000

Total liabilities	1,023,213,560	1,026,137,535

STOCKHOLDERS’ EQUITY:
Common stock, $1 par value- Authorized, 30,000,000 shares Issued and outstanding, 5,315,107 and 5,296,810 shares, respectively	$5,315,107	$5,296,810
Additional paid-in capital	45,631,334	45,288,791
Retained earnings	13,061,390	10,877,529
Accumulated other comprehensive income(loss):
Unrealized (loss) on securities available-for-sale and interest rate swap, net of federal income tax	(1,954,108)	(1,435,830)

Total stockholders’ equity	62,053,723	60,027,300

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,085,267,283	$1,086,164,835

See Notes to Financial Statements.

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Quarter ended March 31,
	2006		2005

		(Unaudited)
INTEREST INCOME:
Loans Receivable	$17,547,059		$13,932,200
Interest on Available For Sale Securities	1,193,181		1,271,081
Interest on Held To Maturity Securities	90,230		94,146
Interest Other	118,287		101,769

	18,948,757		15,399,196

INTEREST EXPENSE:
Deposits	5,916,325		3,571,414
FHLB and other advances	2,800,992		2,027,536

	8,717,317		5,598,950

Net interest income	10,231,440		9,800,246

PROVISION FOR LOAN LOSSES	71,000		400,000

Net interest income, after provision for loan losses	10,160,440		9,400,246

NONINTEREST INCOME:
Gain on sales of loans	756,083		524,537
Servicing fees, net of amortization	334,747		326,294
Fees on deposits	181,869		135,328
Other	442,150		383,604

Total noninterest income	1,714,849		1,369,763

See Notes to Financial Statements.

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Continued)

	Quarter ended March 31,
	2006		2005
		(Unaudited)

NONINTEREST EXPENSE:
Salaries and employee benefits	$4,446,460		$3,946,432
Occupancy	1,009,575		783,459
Other	2,232,277		2,133,017

Total noninterest expense	7,688,312		6,862,908

Income before provision for federal income tax	4,186,977		3,907,101

PROVISION FOR FEDERAL INCOME TAX	1,472,905		1,322,841

NET INCOME	$2,714,072		$2,584,260

PER SHARE DATA:

Basic earnings per common share	$0.51		$0.49

Earnings per common share, assuming dilution	$0.50		$0.47

WEIGHTED AVERAGE SHARES OUTSTANDING	5,301,838		5,301,235

WEIGHTED AVERAGE SHARES OUTSTANDING INCLUDING DILUTIVE STOCK OPTIONS	5,407,028		5,552,302

See Notes to Financial Statements.

FIRST MUTUAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Additional Paid-in	Retained	Accumulated Comprehensive Income
	Shares	Amount	Capital	Earnings	(Loss)	Total
BALANCE, December 31, 2003	4,729,693	$4,729,693	$33,678,181	$12,832,652	$(413,770)	$50,826,756

Comprehensive income:
Net income				9,287,813		9,287,813
Other comprehensive income (loss), net of tax:
Unrealized (loss) on securities available-for-sale					(414,879)	(414,879)
Unrealized gain on interest rate swap					171,664	171,664
Total comprehensive income						9,044,598
Options exercised, including tax benefit of $337,052	80,697	80,697	1,138,303			1,219,000
Issuance of stock through employees' stock plans	2,019	2,019	47,992			50,011
10% stock dividend	476,080	476,080	10,730,843	(11,206,923)		—
Cash dividend declared ($0.32 per share)				(1,693,092)		(1,693,092)

BALANCE, December 31, 2004	5,288,489	$5,288,489	$45,595,319	$9,220,450	$(656,985)	$59,447,273

Comprehensive income:
Net income				10,318,649		10,318,649
Other comprehensive income (loss), net of tax:
Unrealized (loss) on securities available-for-sale					(945,014)	(945,014)
Unrealized gain on interest rate swap					166,169	166,169
Total comprehensive income						9,539,804
Options exercised, including tax benefit of $478,492	148,511	148,511	1,763,597			1,912,108
Retirement of shares repurchased	(144,036)	(144,036)	(2,166,275)	(1,343,882)		(3,654,193)
Issuance of stock through employees' stock plans	3,846	3,846	96,150			99,996
Cash dividend declared ($1.38 per share)				(7,317,688)		(7,317,688)

BALANCE, December 31, 2005	5,296,810	$5,296,810	$45,288,791	$10,877,529	$(1,435,830)	$60,027,300

Comprehensive income:
Net income				2,714,072		2,714,072
Other comprehensive income (loss), net of tax:
Unrealized (loss) on securities available-for-sale					(546,349)	(546,349)
Unrealized gain on interest rate swap					28,071	28,071
Total comprehensive income						2,195,794
Compensation related to stock options			135,230			135,230
Options exercised, including tax benefit of $4,824	14,441	14,441	111,183			125,624
Issuance of stock through employees' stock plans	3,856	3,856	96,130			99,986
Cash dividend declared ($0.10 per share)				(530,211)		(530,211)

BALANCE, March 31, 2006	5,315,107	$5,315,107	$45,631,334	$13,061,390	$(1,954,108)	$62,053,723

See Notes to Financial Statements.

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2006		2005
		(Unaudited)

OPERATING ACTIVITIES:
Net income	$2,714,072		$2,584,260
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	71,000		400,000
Depreciation and amortization	448,394		319,309
Deferred loan origination fees, net of accretion	247,053		(21,591)
Amortization of servicing assets	250,877		210,019
Gain on sales of loans	(756,083)		(524,536)
Loss on sale of repossessed real estate and other assets	—		2,205
FHLB stock dividends	—		(52,900)
Stock based compensation	135,230		—
Changes in operating assets & liabilities:
Loans receivable held-for-sale	763,796		(790,000)
Accrued interest receivable	(11,601)		(375,621)
Other assets	(107,607)		7,650
Drafts payable	437,954		67,449
Federal income tax refund applied to current year estimated taxes	472,811		512,372
Accounts payable and other liabilities	(3,378,638)		(2,366,971)
Advance payments by borrowers for taxes and insurance	1,206,291		1,337,488

Net cash provided by operating activities	2,493,549		1,309,133

INVESTING ACTIVITIES:
Loan originations	(98,760,470)		(99,348,104)
Loan principal repayments	99,693,649		79,181,675
Increase (decrease) in undisbursed loan proceeds	(4,734,060)		7,720,855
Principal repayments & redemptions on mortgage-backed and other securities	11,397,803		3,891,994
Purchase of securities held-to-maturity	—		(1,015,435)
Purchase of securities available-for-sale	(7,170,095)		(4,991,406)
Purchases of premises and equipment	(1,329,269)		(1,931,816)
Purchase of FHLB stock	—		(26,400)
Proceeds from sale of impaired loan	340,000		—

Net cash (used) by investing activities	(562,442)		(16,518,637)

See Notes to Financial Statements.

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Three months ended March 31,
	2006		2005
		(Unaudited)

FINANCING ACTIVITIES:
Net increase in deposit accounts	$17,496,792		$12,953,521
Interest credited to deposit accounts	5,397,000		3,349,919
Issuance of stock through employees' stock plans	99,986		99,996
Proceeds from advances	143,556,000		292,286,000
Repayment of advances	(162,291,375)		(291,540,021)
Dividends paid	(5,824,125)		(475,964)
Proceeds from exercise of stock options and excess tax benefit from stock option exercises	125,624		158,498

Net cash (used) provided by financing activities	(1,440,098)		16,831,949

NET INCREASE IN CASH AND CASH EQUIVALENTS	$491,009		$1,622,445

CASH & CASH EQUIVALENTS:
Beginning of year	25,780,612		13,845,441

End of quarter	$26,271,621		$15,467,886

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Loans originated for sale in the secondary market	$22,657,046		$18,579,744

Loans originated for investment activities	$98,760,470		$99,348,104

Proceeds from sale of loans held-for-sale	$23,420,842		$17,789,744

Cash paid during the year for:
Interest	$8,272,047		$5,409,644

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:

Loans transferred to real estate held-for-sale, net	$27,600		$—

See Notes to Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations.

Note 2.	STOCK-BASED COMPENSATION

We adopted Statement of Financial Accounting Standards (SFAS) Number 123(R), Share-Based Payment (SFAS No. 123(R)), on January 1, 2006 using the modified prospective method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with SFAS No.123(R). Also under this method, expense is recognized for unvested awards that were granted prior to January 1, 2006, based upon the fair value determined at the grant date under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Prior to adoption of SFAS No. 123(R), we accounted for stock compensation under the intrinsic value method permitted by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related interpretations. Accordingly, we previously recognized no compensation cost for employee stock options that were granted with an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123(R) in 2005.

Three Months Ended March 31, 2005
Net Income, as reported	$2,584,260
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects (1)	(105,887)
Pro Forma Net Income	$2,478,373

Earnings per share:
Basic, as reported	$0.49
Basic, pro forma	$0.47

Diluted, as reported	$0.47
Diluted, pro forma	$0.45

(1)	A Black-Scholes option pricing model was used to determine the fair value of the options granted.

As a result of adopting SFAS 123(R) on January 1, 2006, income before taxes and net income for the quarter ended March 31, 2006 are $135,000 and $88,000 lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the quarter ended March 31, 2006 would have been $0.53 and $0.51, respectively, if we had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $0.51 and $0.50, respectively. Prior to adopting SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $4,824 excess tax benefit classified as a financing cash flow would have been classified as an operating cash inflow if we had not adopted SFAS 123(R).

Share-based compensation expense recognized for stock options was $135,000 for the three months ended March 31, 2006. The total related income tax benefit recognized was $17,500 for the three months ended March 31, 2006.

Stock Option Plans

We have stock option plans for directors and employees. Options have a term of six, seven or ten years and are granted at fair market value on the grant date. The Compensation and Stock Options Committees determine vesting of the options. Options generally become exercisable in one or more installments during their term, and the right to exercise may be cumulative. At March 31, 2006, 596,435 shares of common stock, adjusted for stock dividends, were available for grant under the plan. A total of 250,343 shares are currently exercisable at March 31, 2006.

The following table presents the activity related to options under all plans for the three months ended March 31, 2006.

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (in years)	Aggregate Intrinsic Value
Options Outstanding at January 1, 2006	558,577	$17.22
Granted	—	—
Exercised	(14,441)	8.37
Forfeited or Expired	—	—
Outstanding at March 31, 2006	544,136	$17.46	5.7	$4,469,000

Exercisable at March 31, 2006	250,343	$11.96	4.2	$3,432,332

No options were granted during the three months ended March 31, 2006 and 2005. The total intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the three months ended March 31, 2006 and 2005 was $250,566 and $252,744, respectively.

Cash received from option exercises for the three months ended March 31, 2006 and 2005 was $120,800 and $158,500, respectively.

We issue new shares to satisfy option exercises.

A summary of the status of nonvested shares and changes during the three months ended March 31, 2006 is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	298,926	$ 7.67
Granted	—	—
Vested	5,133	$ 8.70
Forfeited	—	—
Nonvested at March 31, 2006	293,793	$ 7.81

At March 31, 2006, there was $1.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested during the three months ended March 31, 2006 and 2005, was $44,700, and $35,600, respectively.

Note 3.	MORTGAGE-BACKED AND OTHER SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair value of securities available-for-sale at March 31, 2006 and December 31, 2005 are summarized as follows:

			Gross	Gross
		Gross	Unrealized	Unrealized	Estimated
	Amortized	Unrealized	Losses	Losses	Fair
	Cost	Gains	<1 Year	>1 Year	Value
March 31, 2006
Freddie Mac securities	$16,196,463	$12,659	$71,645	$610,358	$15,527,119
Fannie Mae securities	37,309,200	21,218	270,075	1,197,716	35,862,627
Ginnie Mae securities	41,432,184	—	153,912	496,334	40,781,938
US agency securities	18,208,093	—	198,934	117,200	17,891,959
	$113,145,940	$33,877	$694,566	$2,421,608	$110,063,643

December 31, 2005
Freddie Mac securities	$16,639,949	$15,285	$60,164	$485,345	$16,109,725
Fannie Mae securities	38,209,406	28,119	334,933	672,624	37,229,968
Ginnie Mae securities	43,632,279	2,673	340,680	172,152	43,122,120
US agency securities	18,207,150	—	123,328	95,293	17,988,529
	$116,688,784	$46,077	$859,105	$1,425,414	$114,450,342

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Bank has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. At March 31, 2006 and December 31, 2005 there were four investment securities with unrealized losses for both years. The Bank anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Note 4.	MORTGAGE-BACKED AND OTHER SECURITIES HELD-TO-MATURITY

The amortized cost and estimated fair value of securities held-to-maturity at March 31, 2006 and December 31, 2005 are summarized as follows:

			Gross	Gross
		Gross	Unrealized	Unrealized	Estimated
	Amortized	Unrealized	Losses	Losses	Fair
	Cost	Gains	<1 Year	>1 Year	Value
March 31, 2006
Fannie Mae securities	$4,827,746	$49,563	$28,895	$78,686	$4,769,728
Freddie Mac securities	344,620	4,896	—	—	349,516
Municipal bonds	1,169,595	561	5,069	—	1,165,087
	$6,341,961	$55,020	$33,964	$78,686	$6,284,331
December 31, 2005
Fannie Mae securities	$5,345,378	$68,712	$56,460	$17,175	$5,340,455
Freddie Mac securities	432,808	9,659	—	—	442,467
Municipal bonds	1,188,109	649	—	790	1,187,968
	$6,966,295	$79,020	$56,460	$17,965	$6,970,890

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Bank has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event.  At March 31, 2006 and December 31, 2005 there were four investment securities with unrealized losses for both years. The Bank anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Note 5.	NONPERFORMING ASSETS

Non-performing loans are summarized as follows:

	March 31, 2006	December 31, 2005

Impaired loans with a valuation allowance	$12,226	$308,645
Valuation allowance related to impaired loans	(1,025)	(172,475)
Net impaired loans	11,201	136,170
Non-accrual loans	456,473	761,020
Total non-performing or non-accrual loans	467,674	897,190
Real estate owned	27,600	—
Nonperforming Assets	$495,274	897,190

Total loans past due 90-days or more and still accruing interest	84,827	—
Average balance of impaired loans	73,686	138,002
Interest income recognized on impaired loans	105	793

The impaired loan balance was lower at the end of March 31, 2006, due to the payoff of one loan with a balance of $296,304 at December 31, 2005. That loan was paid off in February 2006, bringing the number of impaired loans to one at the end of March.

Note 6.	EARNINGS PER SHARE

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for quarters ending March 31, 2006 and March 31, 2005:

	Income	Shares	Per share
	(numerator)	(denominator)	amount
Quarter ended March 31, 2006
Basic EPS:
Income available to common shareholders	$2,714,072	5,301,838	$0.51

Effect of dilutive stock options	—	105,190
Diluted EPS:
Income available to common shareholders plus assumed stock options exercised	$2,714,072	5,407,028	$0.50

Quarter ended March 31, 2005
Basic EPS:
Income available to common shareholders	$2,584,260	5,301,235	$0.49

Effect of dilutive stock options	—	251,067
Diluted EPS:
Income available to common shareholders plus assumed stock options exercised	$2,584,260	5,552,302	$0.47

Note 7.	RATE VOLUME ANALYSIS
(Dollars in thousands)
	FIRST QUARTER 2006
	VS
	FIRST QUARTER 2005
	INCREASE (DECREASE) DUE TO
			TOTAL
	VOLUME	RATE	CHANGE
INTEREST INCOME
Investments:
Available-for-sale securities	$(123)	$45	$(78)
Held-to-maturity securities	(16)	12	(4)
Other equity investments	63	(47)	16
Total investments	(76)	10	(66)

Loans:
Residential	$643	$470	$1,113
Residential construction	561	561	1,122
Multifamily	(399)	283	(116)
Multifamily construction	201	61	262
Commercial real estate and business	(63)	616	553
Commercial real estate construction	27	137	164
Consumer and other	396	121	517
Total loans	1,366	2,249	3,615

Total interest income	$1,290	$2,259	$3,549

INTEREST EXPENSE
Deposits:
Money market deposit and checking	$70	$542	$612
Savings	(1)	4	3
Time deposits	406	1,324	1,730
Total deposits	475	1,870	2,345

FHLB advances and other	(198)	971	773
Total interest expense	277	2,841	3,118

Net interest income	$1,013	$(582)	$431

Note 8.	BUSINESS SEGMENTS

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

Financial information for the Bank's segments is shown below for March 31, 2006, 2005, and 2004:

		Consumer	Residential	Business Banking	Income Property
Quarter ended March 31:		Lending	Lending	Lending	Lending	Totals

Interest income	2004	$2,026,129	$3,582,827	$1,311,138	$5,983,546	$12,903,640
	2005	2,245,488	4,544,937	1,953,146	6,655,625	15,399,196
	2006	2,729,031	6,444,935	2,775,189	6,999,602	18,948,757

Interest Expense	2004	550,609	1,380,386	328,770	2,153,810	4,413,575
	2005	738,248	1,882,561	490,713	2,487,428	5,598,950
	2006	1,106,222	3,174,013	1,110,159	3,326,923	8,717,317

Net Interest Income	2004	1,475,520	2,202,441	982,368	3,829,736	8,490,065
	2005	1,507,240	2,662,376	1,462,433	4,168,197	9,800,246
	2006	1,622,809	3,270,922	1,665,030	3,672,679	10,231,440

Provision for loan losses	2004	93,099	22,279	25,459	109,163	250,000
	2005	135,715	48,705	59,125	156,455	400,000
	2006	20,020	(132,050)	68,750	114,280	71,000

Net interest income, after	2004	1,382,421	2,180,162	956,909	3,720,573	8,240,065
provision for loan losses	2005	1,371,525	2,613,671	1,403,308	4,011,742	9,400,246
	2006	1,602,789	3,402,972	1,596,280	3,558,399	10,160,440

Noninterest income	2004	369,907	172,085	88,964	266,732	897,688
	2005	862,255	213,155	102,833	191,520	1,369,763
	2006	1,156,721	188,296	148,654	221,178	1,714,849

Noninterest expense	2004	1,196,233	1,393,090	1,102,515	1,948,189	5,640,027
	2005	1,649,215	1,697,541	1,590,520	1,925,632	6,862,908
	2006	1,983,636	1,945,842	1,917,270	1,841,564	7,688,312

Income before provision for federal income taxes	2004	556,095	959,157	(56,642)	2,039,116	3,497,726
	2005	584,565	1,129,285	(84,379)	2,277,630	3,907,101
	2006	775,874	1,645,426	(172,336)	1,938,013	4,186,977

Provision for federal income taxes	2004	188,393	324,540	(19,887)	690,540	1,183,586
	2005	198,125	382,218	(29,393)	771,891	1,322,841
	2006	273,309	579,049	(61,693)	682,240	1,472,905

Net income	2004	367,702	634,617	(36,755)	1,348,576	2,314,140
	2005	386,440	747,067	(54,986)	1,505,739	2,584,260
	2006	502,565	1,066,377	(110,643)	1,255,773	2,714,072

Total Interest Earning assets	2004	98,304,930	245,542,118	96,215,039	432,300,709	872,362,796
(ending period balances)	2005	110,144,818	305,275,674	123,543,351	439,124,200	978,088,043
	2006	122,048,884	363,489,229	154,177,226	386,591,348	1,026,306,687

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

The first quarter of 2006 marked our fifty-fourth consecutive quarter of year-over-year earnings growth, as net income increased 5% over the first quarter of 2005, to $2.7 million, or $0.50 per diluted share, compared to $2.6 million, or $0.47 per diluted share in the first quarter of last year. Our return on average equity (ROE) totaled 17.8% for the quarter, compared to 17.2% in the first quarter of last year. As a result, we were able to exceed one of our general corporate goals, obtaining an ROE of at least 15%, but were unsuccessful in the other, achieving year-over-year net income growth in the range of 10% to 12%. Note that we consider these targets to be our corporate goals, and not indicative of current forecasts or expected future operating results.

The primary source of revenue for each of our business lines is net interest income, which is generally measured with the net interest margin ratio. As had been expected, our net interest margin for the first quarter of 2006 declined relative to the fourth quarter of 2005. At 4.02% the level achieved for the quarter remained comparable to our typical margin over the last several quarters, but fell short of the range we had forecast in our fourth quarter 2005 press release. The greater-than-expected decline in the margin was primarily attributable to a combination of increases in non-maturity deposit rates and large balances of maturing certificates and FHLB advances that were renewed at significantly higher rates than the maturing instruments.

In the first quarter of 2006, core deposits grew by 10%, or $27 million relative to their 2005 year-end level. We consider controlling the interest expense paid on our liabilities to be a critical element to maintaining a consistent net interest margin in the current economic environment, and continue to focus our efforts on improving the percentage of lower-cost non-maturity deposit products in our funding mix, reducing as significantly as is prudent the occurrence of promotional deposit rates, and utilizing wholesale funding sources when estimates of marginal funding costs indicate it may be advantageous to do so.

The other key driver of net interest income is the growth of the business lines’ earning assets, which averaged slightly more than $1.0 billion for the first quarter of 2006, an increase of nearly $56 million, or 6% over the same quarter last year. The growth occurred in our loan portfolio, with our Residential Lending and Business Banking segments showing the most substantial asset growth over the last twelve months. The rate of growth has slowed, however, in each of the last four quarters and totaled less than 1% (quarterly, not annualized) in the first quarter of this year. More specifically, while we continued to see portfolio growth in our Business Banking and Residential Lending segments in the first quarter of 2006, a substantial part of this growth was offset by reductions in our Consumer Lending and Income Property portfolios. Please see the “Net Interest Income,” “Business Segments,” and “Asset and Liability Management” sections for further discussions of net interest income, earning assets, and the processes by which we manage that source of revenue.

A secondary source of revenue is our noninterest income, which increased 25% compared to the first quarter of 2005, based on a significant increase in loan sales and resulting gains thereon. During the first quarter, we sold approximately 87% of our sales finance loan production, which resulted in a significant increase in gains on sales of loans in the current period, and should contribute incrementally to servicing fee income in future quarters. The previously mentioned deposit growth also contributed to the increase in noninterest income. Please see the “Noninterest Income” section for additional discussion.

Noninterest expense increased $825,000, or 12% in the first quarter of 2006 compared to the first quarter of 2005, but declined $10,000 on a sequential quarter basis. Depreciation expense contributed significantly to the increase over the first quarter of last year based on improvements made to our First Mutual Center headquarters building and the remodeling and/or reconstruction of four of our banking centers over the last twelve months. Also contributing to the first quarter 2006 increase was the implementation of FAS 123 (revised 2004) Share-Based Payment, which requires the expensing of stock options. The expensing of options impacted earnings by $88,000, net of tax, and $0.01 per diluted share.

Another critical factor in achieving our goal of consistent earnings is the credit quality of our loan portfolio, which has exceeded the national average for many years. For the quarter ended March 31, 2006, our credit quality remained strong, with total non-performing assets (NPAs) declining to $495,000, or 0.05% of total assets, compared to $957,000, or 0.09% for the first quarter last year, and $897,000, or 0.08% at the 2005 year-end. For the quarter, we reserved $71,000 in provisions for loan losses, based on a $340,000 recovery on a residential loan, combined with the previously mentioned slowdown in loan portfolio growth. Included in the recovery was a $171,000 impairment charge, which had been charged-off against the reserve for loan losses. Based on the unique and nonrecurring nature of this recovery, we expect our provision for loan losses to return to a more normal level in the second quarter. Our reserve for loan losses totaled approximately $10.1 million, up from $9.5 million at March 31, 2005 and little changed from the year-end level. The allowance for loan losses represented 1.13% of gross loans at both the 2006 quarter- and 2005 year-end, and 1.14% as of March 31, 2005. For additional information regarding our credit quality, please refer to the “Asset Quality” section.

RESULTS OF OPERATIONS

Net Income

Net income increased 5%, from $2.6 million in the first quarter of 2005 to $2.7 million in the same period of 2006. Net interest income, after provision for loan losses, rose $760,000, and noninterest income increased $345,000 on a first quarter comparison. Partially offsetting the growth in revenue was a rise of $825,000 in noninterest expense.

Net Interest Income

For the quarter ended March 31, 2006, our net interest income increased $431,000, or 4%, relative to the first quarter of last year. This improvement resulted from growth in our earning assets, as the net effects of asset and liability repricing negatively impacted the quarter’s net interest income. The following table illustrates the impacts to our net interest income from balance sheet growth and rate changes on our assets and liabilities, with the results attributable to the level of earning assets classified as “volume” and the effect of asset and liability repricing labeled “rate.”

Rate/Volume Analysis
	Quarter Ended
	March 31, 2006 vs. March 31, 2005
	Increase/(Decrease) due to
	(Dollars in thousands)
	Volume	Rate	Total
Interest Income
Total Investments	$(76)	$10	$(66)
Total Loans	1,366	2,249	3,615
Total Interest Income	$1,290	$2,259	$3,549

Interest Expense
Total Deposits	$475	$1,870	$2,345
FHLB and Other	(198)	971	773
Total Interest Expense	$277	$2,841	$3,118

Net Interest Income	$1,013	$(582)	$431

Earning Asset Growth (Volume)

For the first quarter of 2006, the growth in our earning assets contributed an additional $1.3 million in interest income relative to the like quarter last year. Partially offsetting this improvement was an additional $277,000 in interest expense incurred from the funding sources used to accommodate the asset growth. Consequently, the net impact of asset growth was an improvement in net interest income of slightly more than $1.0 million compared to the quarter ended March 31, 2005.

Quarter Ended	Average Earning Assets	Average Net Loans	Average Deposits
	(Dollars in thousands)
March 31, 2005	$962,613	$816,127	$683,521
June 30, 2005	$979,981	$834,064	$705,680
September 30, 2005	$995,159	$854,343	$723,595
December 31, 2005	$1,009,727	$873,042	$744,112
March 31, 2006	$1,018,253	$883,988	$772,168

Our earning assets averaged slightly more than $1.0 billion for the first quarter of 2006, an increase of nearly $56 million, or 6% over the same quarter last year. The growth over the prior year was attributable to additional balances in our loan portfolio, as our securities portfolio contracted in size relative to its level as of March 31, 2005. Over the past year, we have typically found the yields available on investment securities to be significantly less attractive than those on loans, particularly when the funding costs to support the additional assets were taken into account. Consequently, as the securities in our portfolio amortized or matured over the last four quarters, we generally did not replace the paid off securities balances, and instead redirected those cash flows to support loan growth. In the event that market conditions should become more conducive to holding investment securities, we would consider increasing the size of our securities portfolio at that time.

While we have succeeded in growing our earning assets over the last year, the rate of growth has slowed in each of the last four quarters and actually declined by less than 1% (quarterly, not annualized) in the first quarter of this year. More specifically, while we continued to see portfolio growth in our Business Banking and Residential Lending segments in the first quarter of 2006, a substantial part of this growth was offset by reductions in our Consumer Lending and Income Property portfolios. In the case of the Consumer Lending segment, the portfolio contraction was largely attributable to a significant increase in loan sales, which totaled slightly more than $13 million for the first quarter.

In contrast, the decline in our Income Property portfolio, which continued a trend observed in recent quarters, is primarily a product of declining originations of permanent multifamily and commercial real estate loans, along with a high level of prepayments on the loan portfolio, which we attribute to a combination of a flat yield curve and increased competition from other lenders. The flat yield curve, which has resulted from a number of increases in short-term interest rates, has reduced the rate differential between short- and long-term financing costs and provided a financial incentive for borrowers to select longer-term, fixed-rate loans as opposed to adjustable-rate financing. As we have historically been an originator of short-term and adjustable-rate loans, this impacted us in two ways. First, as prospective borrowers sought loans with terms that fell outside of our typical underwriting structures, our originations of permanent multifamily and commercial real estate loans declined. Second, with the yield curve providing borrowers a financial incentive to refinance adjustable-rate loans, which make up the majority of our loan portfolio, with longer-term, fixed-rate debt, the prepayment rates on our Income Property portfolio remained at relatively high levels. Increased competition among lenders in our local market accelerated both the decline in new volumes as well as portfolio payoffs, as the competition frequently resulted in lenders offering prospective borrowers new loan commitments, or existing borrowers the opportunity to refinance, at unusually low margins.

When taking into account our expected production volumes, payoffs, and loan sales for all business segments, including an estimated $14 million to $18 million in consumer loan sales, we anticipate loan growth in the range of $4 million to $6 million for the second quarter of 2006.

We generally rely on growth in our deposit balances, including certificates issued in institutional markets through deposit brokerage services, to support our asset growth. During times when our deposit growth is not sufficient to fully support our asset growth, we also utilize advances from the FHLB as an alternative funding source. For the first quarter of 2006, our deposits averaged $772 million, representing growth of nearly $89 million over the average level of the same quarter in the prior year. As of the quarter-end, total deposits were up $92 million from the March 31, 2005 level, with checking and money market balances accounting for nearly $48 million, or approximately 52% of the growth. As deposit growth exceeded that of our loan portfolio for the twelve months, it allowed us to reduce our outstanding borrowings from the FHLB - in this case by approximately $28 million at March 31, 2006 compared to one year earlier.

Between the 2005 year-end and March 31, 2006, our deposits grew nearly $23 million, with over $27 million in growth observed in our checking and money market accounts. While certificate balances declined by nearly $5 million, the decline in retail certificates was, in fact, significantly larger, as these declines were partially offset by a net increase of $13 million in certificates issued through deposit brokerage services and other institutional deposits. The decision to increase our institutional deposits in recent quarters has been attributable to rate differentials between these deposits and FHLB advances. Historically, rates on the two funding sources have been very comparable. On several occasions in recent quarters, however, the rates on brokered certificates have run as much as 20 basis points below the rates on comparable term FHLB advances. At such times we have routinely issued brokered deposits to replace FHLB advances.

We view our year-to-date deposit activity as very favorable to our longer-term objectives. First, in most interest rate environments, checking and money market accounts will typically represent a lower cost source of funds than certificates. Consequently, we view growth in these product types as being a priority for us and an important part of our future funding strategy. Second, with regard to the decline in retail certificates, we have attempted to move away from offering rates competitive with the higher rates in the local market. While this has resulted, and will continue to result in the months ahead, in a minority of depositors exiting the Bank for higher rates elsewhere, the majority of balances are remaining on our books at significantly lower costs to the Bank. In the past, we have not had the opportunity to put such a strategy in place, as our loan portfolio growth required not only the retention of every possible depositor, but significant inflows of new deposit dollars.

Asset Yields and Funding Costs (Rate)
Quarter Ended	Net Interest Margin
March 31, 2005	4.08%
June 30, 2005	4.01%
September 30, 2005	4.03%
December 31, 2005	4.18%
March 31, 2006	4.02%

As had been expected and indicated in our fourth-quarter 2005 press release, our net interest margin declined in the first quarter of 2006. At 4.02% the level achieved for the quarter remained comparable to our typical margin over the last several quarters, but fell short of the range we had forecasted in the aforementioned press release. The greater-than-expected decline in the margin was primarily attributable to a combination of increases in non-maturity deposit costs and large balances of maturing certificates and FHLB advances that were renewed at significantly higher rates than the maturing instruments. In contrast, the absence of rate increases in non-maturity deposit costs and smaller balances of maturing certificates and FHLB advances were major contributors to the unusually high margin in the fourth quarter of last year.

The effects of interest rate movements and repricing on our loan portfolio accounted for $2.2 million in additional interest income relative to the first quarter of last year. Adjustable-rate loans, which reprice according to terms specified in our loan agreements with the borrowers, accounted for approximately 84% of our loan portfolio as of the end of the first quarter this year. While most of the repricing of these loans occurs on an annual basis, a notable exception is those loans tied to the prime rate, which typically reprice within one or two days of any increase in the Federal Funds target rate by the Federal Reserve. With adjustable-rate loans accounting for the vast majority of our loan portfolio, and new loan production being originated at higher interest rates, all major loan categories benefited from rising interest rate indexes.

On the liability side of the balance sheet, the effects of interest rate movements and repricing increased our interest expense on deposits and wholesale funding by more than $2.8 million for the quarter. By comparison, the combined increase in the fourth quarter of 2005 totaled $2.4 million.

In the fourth quarter of 2005, our margin increased substantially as we completed the quarter without any significant increases in the rates paid to our depositors, and particularly on our non-maturity deposit products, while the yield earned on our loan portfolio continued to increase in response to rising market interest rates. This contributed significantly to the greater than expected net interest margin for that quarter. Additionally, promotional time deposit rates offered in the fourth quarter were offered only for new deposit balances, and not on renewals of maturing certificates. This allowed us to further contain increases in interest expense and improve our net interest margin.

In the first quarter of 2006, however, we realized that we could not avoid raising our deposit rates indefinitely and still expect to retain deposit balances. In response to aggressive deposit rates and product offerings by some of our competitors, we reached a point where we had no choice but to raise rates in order to retain balances. In doing so, the same factors that contributed to the expansion of the margin in the fourth quarter of 2005 led to the contraction of the margin in the first quarter of 2006.

Further impacting the margin this quarter were maturities of significant FHLB advance balances originated in the lower-rate environments of 2002 to 2004 and renewed between December 2005 and February 2006. Based on increases in market rates since that time, these advances were renewed at rates much higher than their original rates, resulting in increased interest expense and further compression of the margin.

As a result, for the first quarter of 2006, the net effects of rate movements and repricing negatively impacted our net interest income by $582,000 relative to the first quarter of 2005, as these deposit rate increases and large volumes of maturing/repricing liabilities resulted in a greater increase in liability costs than was observed for asset yields. In contrast, the net effects of asset and liability repricing had increased our net interest income by $290,000 for the fourth quarter of 2005 relative to the same period in 2004.

Looking forward, we expect to see continued compression in our net interest margin over the next two quarters as the impact of repricing large certificate balances in the second quarter takes effect and we increase sales of our home improvement (Sales Finance) loans, which are generally among our highest yielding assets. Between these two factors, we expect our net interest margin to decline to 3.95%-4.00% in the second quarter, followed by a further drop to 3.90%-3.95% in the third quarter, after which we expect the margin to slowly trend upwards as assets subject to repricing exceed that of liabilities, core deposits continue to grow, and more rate-sensitive certificate holders are replaced with less price-sensitive depositors.

Noninterest Income

For the first quarter of 2006, our noninterest income rose $345,000 over the same period in the prior year, representing growth of 25%, based primarily on significant increases in loan sales and gains thereon.

Gains/(Losses) on Loan Sales:	Q1 2006	Q1 2005
Consumer	$749,000	$501,000
Residential	(20,000)	24,000
Commercial	27,000	0
Total Gains on Loan Sales	$756,000	$525,000

Loans Sold:
Consumer	$13,016,000	$10,638,000
Residential	9,395,000	7,152,000
Commercial	1,010,000	0
Total Loans Sold	$23,421,000	$17,790,000

Gains on loan sales exceeded those of the prior year because of a substantial increase in the sales of our consumer loans. For the quarter, gains totaled $756,000, representing an increase of nearly 44% over the first quarter of last year. Improved execution also contributed to the improvement in gains relative to last year while the total volume of loans sold only increased 32%. Moreover, gains on consumer loan sales rose 49% while the total volume of loans sold increased by 22%.

In our fourth-quarter 2005 press release, we noted that we were experiencing a growing level of interest in, and favorable opportunities to market our consumer loans to other institutional investors. As can be seen above, consumer loan sales exceeded both those of the first quarter of 2005 as well as our own expectation of $8 million to $10 million for the quarter. Based on our current levels of loan production and market demand, our expectation is for quarterly consumer loan sales to total in the $14 million to $18 million range, significantly exceeding the prior year’s sales levels. Note that these expectations may be subject to change based on changes in loan production, market conditions, and other factors.

A sale of approximately $5.4 million in “interest only” residential mortgages contributed to a gain of $229,000 in the fourth quarter of 2005, which compares to a modest loss in the first quarter this year. This result was well below our expectation for the quarter, as a sale of low-documentation residential loans that had been expected to close in the first quarter of 2006 did not occur as previously anticipated. While we still regard a sale of these loans as possible in the future, it is our expectation that gains on residential loan sales will not represent a material source of income in future quarters.

Since our second-quarter 2005 press release, in which we noted that we had experienced increased interest in sales of participations in our commercial real-estate loans, the volume of commercial real-estate loans sold has remained relatively modest. While we would note that these volumes do not reflect a decision against expanding our commercial real-estate loan sales, we would reiterate our comment that commercial real-estate loan transactions, particularly those that are candidates for sales of participations to other institutions, tend to be larger-dollar credits and unpredictable in their timing and frequency of occurrence. As a result, the volumes of commercial real-estate loans sold, and gains thereon, can be expected to vary considerably from one quarter to the next depending on the timing of the loan and sales transactions.

Service Fee Income
	Q1 2006	Q1 2005
Consumer Loans	$332,000	$300,000
Commercial Loans	9,000	24,000
Residential Loans	(6,000)	2,000
Total Service Fee Income	$335,000	$326,000

For the first quarter of 2006, our total servicing fee income rose approximately 3% over the level earned in the same period last year, as an increase in fees earned on consumer loans sold to and serviced for other institutions offset reductions in service fees earned on other loan types. The growth in consumer loan service fees was largely attributable to additional loan sales in the first quarter and corresponding growth in our portfolio of consumer loans serviced for others. As was previously noted, we expect to significantly increase our sales of consumer loans in 2006. Based on this anticipated increase in sales volumes and resulting growth in the servicing portfolio, we expect to see continued growth in consumer loan service fee income in the remainder of 2006.

Because of a modest level of sales in recent quarters, fee income earned on our commercial loans serviced for others declined from its prior year level and was not a major contributor to our total service fee income this quarter. Residential loans are typically sold servicing released, which means we no longer service those loans once they are sold. Consequently, we do not view these loans as a significant source of servicing fee income.

Fees on Deposits

Fee income earned on deposit accounts rose by $47,000, or 34%, compared to the first quarter of 2005. The improvement was attributable to increased fees from checking accounts, which have grown as we have continued our efforts to expand our base of business and consumer accounts.

Other Noninterest Income
	Q1 2006	Q1 2005
ATM/Wire/Safe Deposit Fees	$74,000	$56,000
Late Charges	51,000	48,000
Loan Fee Income	96,000	70,000
Rental Income	157,000	166,000
Miscellaneous Fee Income	64,000	44,000
Total Other Noninterest Income	$442,000	$384,000

For the quarter, our noninterest income from sources other than those described earlier rose by nearly $58,000, or 15% over the same quarter last year. Loan fees, and more specifically brokerage fees on income property loans, which totaled $28,000 for the quarter, were the largest single contributor to this growth.

Significant growth was also observed in our Visa/ATM fee income, included in ATM/Wire/Safe Deposit Fees above, which totaled over $55,000 for the quarter, an increase of $13,000, or 30% over the first quarter of 2005. We expect this source of income to continue rising as checking accounts become a greater piece of our overall deposit mix.

Noninterest Expense

Noninterest expenses increased $825,000, or 12% in the first quarter of 2006 compared to the first quarter of 2005. On a sequential quarter basis, noninterest expenses decreased $10,000 from the fourth quarter of last year, representing a change of less than 1%.

Salaries and Employee Benefits Expense

Salary and employee benefits expenses increased 13% in the first quarter of 2006 compared to the same quarter of last year. The notable increase in this expense category was related to compensation, in particular the expensing of stock option grants. On a sequential quarter basis, salary and employee benefits costs grew 6% or $263,000.

	Q1 2006	Q1 2005
Salaries	$2,973,000	$2,621,000
Commissions and Incentive Bonuses	540,000	511,000
Employment Taxes and Insurance	300,000	289,000
Temporary Office Help	95,000	42,000
Benefits	538,000	483,000
Total	$4,446,000	$3,946,000

The expense related to stock options in the first quarter of 2006 was $135,000. We anticipate that stock option expenses will show slight increases over the remaining quarters of 2006. As stock option expense is accounted for each quarter, the offset to the expense is recorded as additional paid-in capital, increasing total shareholders’ equity. The offset in additional paid-in capital will continue as stock option expenses are recognized each quarter. Had stock option expenses been excluded, salary expense would have only increased by 8%.

A portion of the escalation in compensation expense in the first quarter was attributable to a rise in the number of full-time equivalent (FTE) employees. At the end of the first quarter of 2005, we employed 219 FTE employees, as compared to 234 FTE employees at quarter end. This change represents staff growth of 7%. Also affecting compensation costs were the annual increases in staff salaries in second quarter of last year which typically amounted to between 2% to 4%.

Salary expense increased on a sequential quarter basis, from $2,734,000 in the fourth quarter of 2005 to $2,973,000 in the first quarter of 2006. In addition to stock option expense, a significant reduction in deferred loan costs in our Residential Lending area contributed to the sequential quarter increase.

In accordance with current accounting standards, certain loan origination costs, including some salary expenses tied to loan origination, are deferred and amortized over the life of each loan originated, rather than expensed in the current period. Expenses are then reported in the financial statements net of these deferrals. The amount of expense subject to deferral and amortization can vary from one period to the next based upon the number of loans originated, the mix of loan types, and year-to-year changes in “standard loan costs”. In this instance, both the number of loans originated by our Residential lending area in the first quarter of 2006 as well as the deferred costs associated with each origination declined relative to the fourth quarter of last year. Consequently, the amount of salary expense to be deferred and amortized declined between the fourth quarter of 2005 and first quarter of 2006, increasing our first quarter salary expense by $130,000.

Expenditures for temporary office help increased by 126% from the first quarter of 2005 to the same period in the current year, and 36% from the fourth quarter of 2005 to the first quarter of 2006. The business areas with the heaviest use of temporary office help in the first quarter of 2006 were the sales finance and consumer loan administration units. The increased use of temporary office help was attributable to the use of temporary help in positions affected by turnover and the use of “temp-to-perm” employment; that is, hiring an employee on a temporary basis before extending an offer of permanent employment.

Expenses related to pension plan administration and matching 401k contributions continued along an increasing trend. The escalation of costs related to employee pension plans is a function of increasing numbers of employees enrolled in the company-sponsored plan. At the end of the first quarter, 176 employees were enrolled in the plan as compared to 162 employees one year prior, an increase of 9%.

Occupancy Expense

Our total occupancy expense increased by 29% in the first quarter of 2006 compared to the first quarter of 2005. When comparing this year’s first quarter to the last quarter of 2005, occupancy expense decreased by 2%.

	Q1 2006	Q1 2005
Rent Expense	$79,000	$78,000
Utilities and Maintenance	204,000	189,000
Depreciation Expense	509,000	339,000
Other Occupancy Costs	218,000	178,000
Total Occupancy Expense	$1,010,000	$784,000

The most significant increase was in depreciation expense, which rose 50% from the first quarter of 2005 to the like quarter this year. Within the depreciation expense category, the largest increase was attributable to depreciation of office building improvements. In the latter half of 2005, we concluded remodeling projects at our corporate headquarters, First Mutual Center, as well as several banking centers. In addition to the depreciation for building improvements, depreciation expense related to furniture, fixtures, and personal computers also increased, as the newly remodeled spaces were furnished and filled with new equipment. Depreciation expense was essentially unchanged between the fourth quarter of 2005 and the first quarter of 2006, rising from $508,000 to $509,000.

We expect to see continued increases in depreciation expenses in 2006, as a new banking center in West Seattle is scheduled for completion in the second quarter of 2006. At that time, the new banking center is expected to result in additional depreciation expense of $15,000 to $20,000 per quarter.

Within the other occupancy costs category, the cost of maintenance for computers, furniture, and equipment increased $32,000 from the first quarter of last year, largely due to a strategic change in the management of and contract on office equipment such as fax machines and copy machines. A comparison of the last quarter of 2005 to the first quarter of 2006 indicates that these maintenance costs remained relatively stable, showing an increase of only $2,000. Upgrades to security systems in several banking centers also contributed to additional occupancy expense in the first quarter of 2006.

Other Noninterest Expense

Other noninterest expense increased only 5% from the first quarter of 2005 to the same period in 2006, as growth in credit insurance and other costs were partially offset by declines in expenses for marketing and public relations, outside services, and information systems. On a sequential quarter basis, other noninterest expense declined 11% or $254,000 from the fourth quarter 2005 level.

	Q1 2006	Q1 2005
Marketing and Public Relations	$252,000	$354,000
Credit Insurance	462,000	333,000
Outside Services	168,000	198,000
Taxes	145,000	141,000
Information Systems	204,000	247,000
Legal Fees	187,000	135,000
Other	814,000	725,000
Total Other Noninterest Expense	$2,232,000	$2,133,000

Marketing and public relations expenses declined from the first quarter of 2005 compared to both the same period of 2006 and the fourth quarter of 2005 as we reduced marketing expenditures for our Residential, Income Property, Business Banking and Community Business Banking departments. We anticipate that marketing expenses for the second quarter of 2006 will again be lower than the prior year level and fall within a range of $150,000 to $200,000. For the second half of 2006, however, we expect marketing spending to return to levels comparable to the prior year.

Credit insurance premiums increased by $129,000, or 39%, in the first quarter of 2006 compared to the first quarter of 2005, but remained essentially unchanged on a sequential quarter basis, with the majority of credit insurance premiums attributable to sales finance loans. For the first quarter of 2006, approximately 40% of the sales finance loan portfolio and 31% (by balance) of the loans originated in the quarter were insured. A small portion of consumer, residential, and income property loans are also insured. The fourth quarter of 2005 marked the inception of a new insurance policy on a pool of loans previously insured by an existing policy. This “double insurance” raised credit insurance costs by approximately $70,000 a quarter.

Our expenditures for credit insurance represent a significant component of our total noninterest expenses. As reported, our efficiency ratio for the first quarter of 2006 totaled 64.4%. If credit insurance costs were taken out of the noninterest expense calculations, our efficiency ratio would have been 60.5%.

Costs related to outside services decreased from the first quarter of 2005 to the first quarter of this year, declining by $30,000 or 15%. In the first quarter of last year, banking center renovations and relocating departments at First Mutual Center during stages of the building’s remodeling resulted in an unusually high level of expense. The lack of these expenses in the first quarter of 2006 accounted for most of the decline in expenditures on a year-over-year basis. On a sequential quarter basis, outside services expenses declined by $81,000 or 33%. The higher costs in the fourth quarter of 2005 were partially the result of consulting fees paid for testing internal data processing controls related to compliance with the Sarbanes/Oxley Act, as well as expenses related to internal moves associated with the remodel of several banking centers and First Mutual Center late in 2005.

Tax expenses increased slightly from the first quarter of 2005 to the first quarter of 2006 when we increased the effective tax rate from 34% to 35.07%. The higher effective tax rate is a direct result of the expensing of stock options. As previously noted, the offset to stock option expense is recorded as additional paid-in capital in shareholders’ equity. As such, some of these expenses are not deemed to be tax deductible, which results in a higher effective tax rate.

Compared to the first quarter of 2005, legal fees increased from $135,000 to $187,000, or 38%, with several “work-out” loans contributing significantly to the increase. Subsequent to the quarter-end, we successfully recovered a portion of the legal expenses related to some of these loans. Taking the recovery of these expenses into account, we anticipate legal fees of $70,000 to $80,000 in the second quarter. Additionally, legal expenses for our sales finance area were higher than the prior year mainly due to an annual compliance review process that evaluates the Bank’s practices in the states in which we do business. Sales Finance related legal expenses totaled $35,000 last year and increased to $56,000 this year. Legal fees in the fourth quarter of 2005 were higher than the first quarter of 2006, partially as a result of expenses associated with several non-performing assets. We have subsequently recovered some of those expenses.

FINANCIAL CONDITION

Assets

As of March 31, 2006 our assets totaled $1.085 billion, virtually unchanged from their level at December 31, 2005, as the first quarter saw modest loan growth offset by a decline in our securities portfolio.

Securities

Security investments (available-for-sale and held-to-maturity) declined by $5 million in the first quarter from year-end 2005, to $116.4 million as of March 31, 2006. Our expectation for 2006 is that we will periodically purchase securities throughout the year to replace part of the run-off in securities. Beyond these replacement purchases, we do not anticipate increasing the size of our securities portfolio at this time. Over the past year, we have typically found the yields available on investment securities to be significantly less favorable than alternative earning assets, particularly when the funding costs to support the additional assets were taken into account. Consequently, as the securities in our portfolio amortized or matured over the quarter, we generally did not replace the paid off securities balances, and instead typically elected to redirect those cash flows to support loan growth. In the event that market conditions shift to be more conducive to holding investment securities, we would consider increasing the size of our securities portfolio at that time.

Based on current accounting literature, any investment security purchased is classified in one of the following categories: 1) trading, 2) available-for-sale, or 3) held-to-maturity. The majority of the securities in our present portfolio are of the second type, available-for-sale. None of the securities in our portfolio are classified in the trading category. Available-for-sale securities are reviewed regularly, and any unrealized gains or losses are recorded in comprehensive income in the shareholders’ equity account. As of March 31, 2006, the balance of the unrealized loss in comprehensive income, net of federal income taxes, totaled $2.0 million, representing an increase over the balance of the unrealized loss at the end of 2005, which was $1.4 million. Generally, falling interest rates will enhance the amount recorded as unrealized gain, and rising rates will erode unrealized gains, as the market value of securities inversely adjusts to the change in interest rates. The passage of time partially counteracts these interest rate effects, as the unrealized gain or loss on a given security will gradually decline to zero as the security approaches its pay-off date. As we do not anticipate liquidating any of our securities currently in an unrealized loss position, we do not expect that any of the current unrealized loss will directly impact the gain or loss from security sales in future periods.

Servicing Assets

Servicing assets represent the deferred servicing rights generated from sales of loans that are sold servicing retained, reduced by the amortization and prepayments of loans serviced, as well as any impairment charges that may occur. Although the increases in servicing assets have not been a major factor in our overall asset growth, this area is expected to continue increasing with anticipated future loan sales.

Servicing assets grew by $608,000, or 33%, in the three months since December 31, 2005. Comparatively, servicing assets grew by $368,000, or 24%, in the first quarter of 2005. In both instances, the significant growth in servicing assets was attributable to high volumes of consumer loan sales during the quarter.

Servicing Assets	Q1 2006	Q1 2005	Year-end 2005
Commercial	$275,000	151,000	$292,000
Residential	92,000	12,000	114,000
Consumer	2,107,000	1,730,000	1,460,000
Total	2,474,000	1,893,000	1,866,000

Loan Balances Serviced for Others	107,479,000	120,898,000	105,850,000

After sizeable sales in the first quarter of 2005, we had substantially reduced our consumer loan sales in the remainder of the year, resulting in a decline in our consumer loan servicing asset by the 2005 year-end. The first quarter of 2006, however, presented favorable opportunities to sell additional consumer loans. The larger volume of sales in turn increased our servicing asset balances. Based on our current levels of loan production and market demand, our expectation is for continued growth of our consumer loan servicing asset based on quarterly loan sales expected to total in the $14 million to $18 million range. Note that these expectations may be subject to change based on changes in loan production, market conditions, and other factors.

Our servicing assets related to commercial loans decreased slightly from the 2005 year-end, but showed notable increase since March 31, 2005, based on the second-quarter 2005 sale of a commercial real estate credit that included both construction financing as well as a permanent mortgage to refinance that loan following the completion of construction. While we continue to explore and consider opportunities for selling participations in our commercial real estate loans, the unique nature of such transactions can result in significant variances in the volumes of commercial real estate loan sales, and gains thereon, from one quarter to the next.

In contrast to the above loan types, residential loans are typically sold servicing released, and consequently are not expected to contribute to the future growth of our servicing assets or servicing fee income.

Loans

Loans receivable, excluding loans held-for-sale, increased $3 million from $878 million at the close of 2005 to $881 million at March 31, 2006. Loan originations for the first three months of 2006 totaled $121 million, an increase of 3% over the first quarter of 2005.

Portfolio Distribution	Q1 2006	Q1 2005	Year-end 2005
Single Family Residential (includes held for sale)	26%	23%	25%
Income Property	31%	40%	34%
Business Banking	14%	12%	13%
Commercial Construction	4%	3%	3%
Single Family Construction:
Spec Construction	3%	2%	2%
Custom Construction	10%	9%	10%
Consumer	12%	11%	13%
Total	100%	100%	100%

The most significant growth in our loan portfolio continues to be in the area of one- to four-family residential loans. While these are typically non-conforming residential loans that do not meet the requirements for sale into the secondary market, they generally offer higher yields than conforming residential mortgages and are still considered eligible collateral for borrowing from the FHLB.

In addition to the increase observed in our Residential Lending business segment, portfolio growth continued in our Business Banking lending area. Expansion in these areas was partially offset by reductions in our Consumer Lending and Income Property portfolios. In the case of Consumer Lending, the portfolio contraction was largely attributable to a significant increase in loan sales, which totaled slightly more than $13 million for the first quarter.

Our income property loans, which consist of investor-owned commercial real estate and multifamily mortgages, have fallen, as a percentage of the portfolio, by 9% since the first quarter of last year and 3% since the end of 2005. This steady decline has been largely the result of lower originations of permanent multifamily and commercial real estate loans, along with a high level of prepayments on the loan portfolio, which we attribute to a combination of a flattening of the yield curve and increased competition from other lenders. The flattening of the yield curve, which resulted from rising short-term interest rates and relatively static longer-term interest rates, reduced the rate differential between short- and long-term financing costs and provided a financial incentive for borrowers to select longer-term, fixed-rate loans as opposed to short-term or adjustable-rate financing. As we have historically been an originator of short-term and adjustable-rate loans, this has impacted us in two ways. First, as prospective borrowers sought loans with terms that fell outside of our typical underwriting structures, our originations of permanent multifamily and commercial real estate loans declined. Second, with the yield curve providing borrowers with a financial incentive to refinance adjustable-rate loans, which make up the majority of our loan portfolio, with longer-term, fixed-rate debt, the prepayment rates on our income property portfolio remain at relatively high levels. Increased competition among lenders in our local market accelerated both the decline in new volumes as well as portfolio payoffs, as the competition frequently resulted in lenders offering prospective borrowers new loan commitments or existing borrowers the opportunity to refinance, at unusually low margins.

Deposits and Borrowings

Our total deposit balances rose 3% over their 2005 year-end levels, totaling $784 million as of March 31, 2006. Money market deposit and checking account balances increased $27 million, or 10%, over the first quarter of 2005, while time deposit balances declined $5 million, or 1%, during the same time period.

The increase in checking and money market deposit accounts was a reversal from the overall trend observed in 2005, when deposit growth was typically centered in time deposit balances. Increases in short-term market interest rates over the prior year had started to affect the yields on retail deposits, with the rates paid on time deposits increasing more significantly than those paid on money market accounts. Consequently, we observed a migration of deposit balances from money market accounts to time deposits at those times in 2005 when time deposit rates increased and money market rates remained relatively stable. This climate made it more difficult to retain or grow checking and money market balances.

The growth of checking and money market accounts typically helps us reduce our overall cost of funds. Consequently, we consider the growth of these types of account to be an important part of our funding strategy for the future. To encourage this growth, we actively monitor the products and rates offered by our competition in the local market and develop new products and/or offer aggressive rates to attract new balances in the most cost-effective manner possible.

While our balances in money market deposit and checking accounts have increased, balances in retail certificates declined in the first quarter of 2006. This decrease has materialized as we have attempted to move away from offering rates competitive with the higher rates in the local market. While this has resulted, and will continue to result in the months ahead, in a minority of depositors exiting the Bank for higher rates elsewhere, the majority of balances are remaining on our books at significantly lower costs to the Bank.

Utilization of FHLB advances, our preferred supplemental funding mechanism, declined slightly from year-end 2005. FHLB advances decreased $19 million or 8% over the first three months of 2006, as the additional deposits described above more than supported our asset growth. As of March 31, 2006, we had the authority to borrow up to a total of approximately $434 million in FHLB advances, subject to sufficient collateral to support those advances.

ASSET QUALITY

Provision and Reserve for Loan Losses

The provision for loan losses reflects the amount deemed appropriate to produce an adequate reserve for probable loan losses inherent in the risk characteristics of the loan portfolio. In determining the appropriate reserve balance, we consider the current and historical performance of the loan portfolio, the amount and type of new loans added to the portfolio, our level of non-performing loans, the amount of loans charged off, and the economic conditions in which we currently operate.

The determination of the level of reserves, and thus any additional provision, is arrived at through a process that begins with the Asset Management Department, which analyzes the loan portfolio from a historical credit perspective and a composition and geographic concentration viewpoint. The Asset Management Department then prepares an economic analysis of the Puget Sound region that includes, when appropriate, employment forecasts, housing sales, vacancy rates, and commercial real estate analysis. That information is then reviewed by our Loan Policy Committee, which further evaluates national and international trends and makes a recommendation as to the loan loss provision to the Audit Committee of the Board of Directors. The Audit Committee considers the input of the Asset Management Department and the recommendation of the Loan Policy Committee and determines the appropriate level of reserves. The Board of Directors reviews the actions of the Audit Committee.

For the quarter, we reserved $71,000 for loan losses, down significantly from the $400,000 provision reserved in the first quarter of 2005. The reduction in this year’s first quarter provision was based in large part on a recovery on an impaired loan. Included in the recovery was a $171,000 impairment charge, which had been charged-off against the reserve for loan losses in a prior period. Based on the unique and nonrecurring nature of this recovery, we expect our provision for loan losses to return to a more normal level in the second quarter. Our net charged-off loan balances totaled only $53,000 for the first quarter of 2006, net of recoveries, including the $171,000. In contrast, net charge-offs totaled $211,000 in the first quarter of 2005. Our reserve for loan losses totaled approximately $10.1 million, up from $9.5 million at March 31, 2005 and little changed from the year-end level. The allowance for loan losses represented 1.13% of gross loans at both the first quarter 2006 and 2005 year-end, and 1.14% as of March 31, 2005.

Also contributing to the significant reduction in the provision for loan losses was the rate of growth observed in our loan portfolio during the first quarter. The loan portfolio’s rate of growth slowed in each of the last four quarters, and totaled less than 1% (quarterly, not annualized) in the first quarter of this year. Additionally, our loan growth has been largely attributable to our residential lending segment, which is generally considered lower risk than commercial real estate, business banking, or unsecured consumer lending, although the local economy can have a significant effect on the performance of all loan types.

The national economy, as well as conditions in the Puget Sound metropolitan area remained favorable, with solid, though not dramatic growth. The local housing market remained strong, with prices continuing to increase despite signs of the market beginning to slow, and commercial office vacancy rates declining from levels observed in recent years.

Another factor that has influenced the size of the loan loss provision for the last three years has been the level of non-performing assets as a percentage of total assets. For the quarter ended March 31, 2006, our total non-performing assets (NPAs) declined to $495,000, or 0.05% of total assets, compared to $957,000, or 0.09% for the first quarter of last year, and $897,000, or 0.08% at the 2005 year-end. The comparative ratio for all FDIC-insured institutions was 0.50% at the 2005 year-end (*). For a number of years we have experienced better than average ratios for non-performing assets and we are hopeful that our credit culture will allow us to continue that trend in the future.

(*) Fourth Quarter 2005 FDIC Quarterly Banking Profile

Non-Performing Assets

Our exposure to non-performing loans and repossessed assets as of March 31, 2006 was:

Forty-six consumer loans. Full recovery anticipated from insurance claims.	$247,000
Five consumer loans. Possible loss of the total loan balances.	31,000
Four consumer loans. No anticipated loss.	28,000
One land loan in Seattle, Washington. Possible loss of $69,000.	162,000
Total Non-Performing Loans	$468,000
Total Real Estate Owned	27,000
Total Non-Performing Assets	$495,000

In the first quarter of 2006, following extensive negotiation with the borrower and other involved parties, we received $340,000 on a residential loan that had been partially charged-off in the third quarter of 2004. Included in this recovery was a $171,000 impairment charge that had been charged-off against the reserve for loan losses, $125,000 recovery of the outstanding principal, and $44,000 reimbursement of legal fees. This recovery, combined with the previously mentioned slowdown in loan portfolio growth led to a significant reduction in our provision for loan losses for the first quarter of 2006.

PORTFOLIO INFORMATION

Commercial Real Estate Loans

The average loan size (excluding construction loans) in the Commercial Real Estate portfolio was $713,000 as of March 31, 2006, with an average loan-to-value ratio of 62%. At quarter-end, two of these commercial loans totaling $456,800 were delinquent for 30 days or more. Small individual investors or their limited liability companies and business owners typically own the properties securing these loans. At quarter-end, the portfolio was 43% residential (multifamily or mobile home parks) and 57% commercial.

The loans in our commercial real estate portfolio are well diversified, secured by small retail shopping centers, office buildings, warehouses, mini-storage facilities, restaurants and gas stations, as well as other properties classified as general commercial use. To diversify our risk and to continue serving our customers, we sell participation interests in some loans to other financial institutions. About 9% of commercial real estate loan balances originated by the Bank have been sold in this manner. We continue to service the customer’s loan and are paid a servicing fee by the participant. Likewise, we occasionally buy an interest in loans originated by other lenders. About $15 million of the portfolio, or 5%, has been purchased in this manner.

Sales Finance (Home Improvement) Loans

The Sales Finance loan portfolio balance declined $7 million to $79 million, based on $15 million in new loan production, $13 million in loan sales, and loan prepayments that ranged from 30%-40% (annualized). This reduction was primarily due to a higher level of loan sales this quarter than has occurred in the past.

We manage the portfolio by segregating it into its uninsured and insured balances. The uninsured balance totaled $47 million at the end of the first quarter 2006, while the insured balance amounted to $32 million. A decision to insure a loan is principally determined by the borrower’s credit score. Uninsured loans have an average credit score of 734 while the insured loans have an average score of 668. We are responsible for loan losses with uninsured loans, and as illustrated in the following table the charge-offs for that portion of the portfolio have ranged from a low of $93,000 to a high of $223,000 in the most recent quarter. The charge-offs in the first quarter were largely attributable to bankruptcy filings that occurred as a consequence of the change in bankruptcy laws in October 2005.

UNINSURED PORTFOLIO - BANK BALANCES
	Bank Balance	Net Charge- Offs	Charge-offs (% of Bank Portfolio)	Delinquent Loans (% of Bank Portfolio)
March 31, 2005	$40 million	$141,000	0.35%	0.62%
June 30, 2005	$44 million	$ 147,000	0.33%	0.77%
September 30, 2005	$48 million	$ 98,000	0.21%	1.20%
December 31, 2005	$52 million	$ 93,000	0.18%	1.18%
March 31, 2006	$47 million	$ 223,000	0.47%	0.92%

Losses that we sustain in the insured portfolio are reimbursed by an insurance carrier. As shown in the following table, the claims to the insurance carrier have varied in the last five quarters from a low of $359,000 to as much as $1,023,000 in the fourth quarter of 2005. The substantial increase in claims paid during the fourth quarter 2005 and first quarter 2006 was largely attributable to bankruptcy filings that occurred just prior to the change in bankruptcy laws on October 17, 2005. The standard limitation on loss coverage for this portion of the portfolio is 10% of the original pool of loans for any given pool year.

INSURED PORTFOLIO - BANK AND INVESTOR LOANS
	Claims Paid	Claims (% of Insured Balance)	Delinquent Loans (% of Bank Portfolio)
March 31, 2005	$516,000	1.05%	2.75%
June 30, 2005	$359,000	0.70%	3.23%
September 30, 2005	$483,000	0.89%	3.64%
December 31, 2005	$1,023,000	1.87%	3.60%
March 31, 2006	$937,000	1.72%	3.60%

Through the third quarter of 2005, we maintained a relationship with a single credit insurance company (Insurer #1) that provided credit insurance on Sales Finance loans as well as on a small number of home equity products. In August 2005, we entered into an agreement with another credit insurance company (Insurer #2) to provide similar insurance products with very similar underwriting and pricing terms.

In October of 2005, we were unable to reach an agreement on the pricing of insurance for Sales Finance loans with Insurer #1, and have since placed newly insured loans with Insurer #2. This decision does not affect the pricing or coverage in place on loans currently insured with Insurer #1, and we continue to have a relationship with Insurer #1 for home equity loan products.

In March 2006, the pool for the policy year 2002/2003 reached the 10% cap from Insurer #1. Earlier, in October 2005, we acquired back-up insurance through Insurer #2 to address this circumstance. The policy through Insurer #2 added $1.07 million in additional coverage to that pool year, an amount equal to 10% of the outstanding balances at the policy date. The cost of this policy is competitive with the premiums that we were paying to Insurer #1. In addition to the insurance coverage, we have periodically adjusted our underwriting approval criteria to reflect ongoing risk.

Insurer #1
						Remaining
		Current	Original		Remaining	Limit as %	Current
Policy	Loans	Loan	Loss	Claims	Loss	of Current	Delinquency
Year*	Insured	Balance	Limit	Paid	Limit	Balance	Rate
2002/2003	$21,442,000	$8,693,000	$2,144,000	$2,143,000	$1,000	0%	4.53%
2003/2004	$35,242,000	$18,394,000	$3,524,000	$2,231,000	$1,293,000	7.03%	5.11%
2004/2005	$23,964,000	$17,125,000	$2,396,000	$580,000	$1,816,000	10.60%	3.08%

Policy years close on 9/30 of each year

Insurer #2
						Remaining
		Current	Original		Remaining	Limit as %	Current
Policy	Loans	Loan	Loss	Claims	Loss	of Current	Delinquency
Year	Insured	Balance	Limit	Paid	Limit	Balance	Rate
2002/2003*	$10,768,000	$8,693,000	$1,077,000	$39,000	$1,038,000	11.94%	4.53%
2005/2006**	$11,602,000	$10,232,000	Not Applicable**	$0	Not Applicable**	Not Applicable	0.84%

*Loans in this policy year are the same loans insured with Insurer #1 during the same time period.

**Policy year closes on 7/31 of each year

The prepayment speeds for the entire portfolio continue to remain in a range of between 30% and 40%. During the first quarter of 2006, the average new loan amount was $10,400. The average loan balance in the entire portfolio is $9,100, and the yield on this portfolio is 10.38%. Loans with credit insurance in place represent 40% of our portfolio balance, and 31% (by balance) of the loans originated in the first quarter were insured.

Residential Lending

The residential lending portfolio (including loans held for sale) totaled $328 million on March 31, 2006. This represents an increase of $21 million from the end of the fourth quarter 2005. The breakdown of that portfolio at March 31, 2006 was:

	Bank Balance	% of Portfolio
Adjustable rate permanent loans	$181 million	55%
Fixed rate permanent loans	$13 million	4%
Residential building lots	$39 million	12%
Disbursed balances on custom construction loans	$89 million	27%
Loans held-for-sale	$6 million	2%
Total	$328 million	100%

The portfolio has performed in an exceptional manner, and currently only two loans, or 0.10% of loan balances, are delinquent more than one payment.

The average loan balance in the permanent-loan portfolio is $208,000, and the average balance in the building-lot portfolio is $120,000. Owner-occupied properties, excluding building lots, constitute 76% of the loan balances. Our portfolio program underwriting is typically described as non-conforming and largely consists of loans that, for a variety of reasons, are not readily salable in the secondary market at the time of origination. The yield earned on the portfolio is generally much higher than the yield earned on a more typical “conforming underwriting” portfolio. We underwrite the permanent loans by focusing primarily on the borrower’s good or excellent credit and our overall exposure on the loan. We manually underwrite all loans and review the loans for compensating factors to offset the non-conforming elements of those loans. We do not currently originate loans with interest-only payment plans nor do we originate an “Option ARM” product, where borrowers are given a variety of monthly payment options that allow for the possibility of negative amortization.

DEPOSIT INFORMATION

The number of business checking accounts increased by 17%, from 2,021 at March 31, 2005, to 2,354 as of March 31, 2006, a gain of 333 accounts. The deposit balances for those accounts grew 27%. Consumer checking accounts also increased, from 7,059 in the first quarter of 2005 to 7,521 this year, an increase of 462 accounts, or 7%. Our total balances for consumer checking accounts rose 4%.

The following table shows the distribution of our deposits.

	Time Deposits	Checking	Money Market Accounts	Savings
March 31, 2005	64%	13%	22%	1%
June 30, 2005	64%	14%	21%	1%
September 30, 2005	65%	14%	20%	1%
December 31, 2005	64%	14%	21%	1%
March 31, 2006	62%	13%	24%	1%

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

Consumer Lending

Quarter Ended	Net Income	Return on Equity	Total Earning Assets (Ending)
March 31, 2004	$368,000	18.4%	$98,305,000
March 31, 2005	$386,000	18.2%	$110,145,000
March 31, 2006	$503,000	22.0%	$122,049,000

The Consumer Lending segment’s net income rose significantly relative to the first quarter of last year, totaling $503,000, based on a combination of earning asset growth and related net interest income, a reduction in the provision for loan losses, and additional noninterest income, particularly gains on loan sales. These improvements were, however, partially offset by a substantial increase in noninterest expense.

The Consumer segment’s earning assets totaled $122 million at the end of the first quarter, an increase of nearly 11% over the prior year’s level, despite sales of over $13 million in consumer loans in the first quarter of this year. With the additional earning assets the Consumer Lending segment’s interest income increased nearly 22% relative to the same period last year. By comparison, interest expense rose nearly 50% relative to the first quarter of last year, based on a combination of increases in non-maturity deposit costs and large balances of maturing certificates and FHLB advances that were renewed at significantly higher rates than the maturing instruments, as well as the cost of the additional funds required to support the growth in earning assets.

Overall, the Consumer segment’s net interest income rose $117,000, or nearly 8%, from its first-quarter 2005 level. Following a $116,000 reduction in the provision for loan loss, the segment’s net interest income after provision increased $231,000 as compared to the first quarter of 2005.

The segment’s noninterest income exceeded the prior year level by $294,000, an increase of 34%, based on a significantly higher volume of loan sales and gains thereon. For the quarter, gains on consumer loan sales totaled $749,000 on sales of $13 million, up from $501,000 on sales of under $11 million in the first quarter of last year. Improved execution also contributed to the improvement in gains relative to last year, as gains on consumer loan sales rose 49% from the prior year level while the total volume of loans sold increased by 22%.

In our fourth-quarter 2005 press release, we noted that we were experiencing a growing level of interest in, and favorable opportunities to market our consumer loans to other institutional investors. Consequently, consumer loan sales in the first quarter of 2006 exceeded both those of the first quarter of 2005 as well as our own expectation of $9 million to $10 million for the quarter. Based on our current levels of loan production and market demand, our expectation is for quarterly consumer loan sales to total in the $14 million to $18 million range, significantly exceeding the prior year’s sales levels. Note that these expectations may be subject to change based on changes in loan production, market conditions, and other factors.

Partially offsetting the additional net interest and noninterest income, however, was growth in the Consumer segment’s noninterest expenses, which increased $334,000, or 20% compared to the prior year, with the largest single contributor being our credit insurance expense. This additional insurance cost was attributable to growth in insured sales finance loan balances, including both the loans in our portfolio and those serviced for other institutions, as well as a supplemental insurance policy taken out in late 2005 on a seasoned pool of previously insured loans. Also contributing to the additional expense were higher compensation costs, which increased as a result of annual salary increases in the second quarter of last year as well as the arrival of new personnel, including a new manager, for our Sales Finance lending area, and higher tax and legal expenses. The increase in legal expenses was attributable to the annual compliance review process that evaluates our practices in the states in which we do business.

In addition to the above, administrative and support costs allocated to this segment, particularly expenses related to our Asset Management department, contributed to the additional expense. The Asset Management expenses allocated to this segment have risen based on the increased efforts required to manage the growing sales finance portfolio, including those loans serviced for others.

Residential Lending

Quarter Ended	Net Income	Return on Equity	Total Earning Assets (Ending)
March 31, 2004	$635,000	25.8%	$245,542,000
March 31, 2005	$747,000	24.0%	$305,276,000
March 31, 2006	$1,066,000	29.8%	$363,489,000

The Residential Lending segment’s net income for the first quarter of 2006 totaled nearly $1.1 million, representing a 43% increase over the same period last year, with the improvement resulting from growth in net interest income and a reduction in the provision for loan loss. These improvements were, however, partly offset by a reduction in noninterest income and rising operating expenses.

The Residential segment has been the largest contributor to our earning asset growth in recent years. Earning asset growth increased over $58 million relative to the level as of March 31, 2005. With the additional assets and the repricing effects resulting from increases in interest rate indexes from which the loan rates are set, interest income earned on the portfolio increased nearly 42% as compared to the first quarter of last year.

As with the Consumer Lending segment, the increase in the Residential segment’s interest expense exceeded the rate of interest income growth, totaling nearly 69% on a quarter-to-quarter comparison, due to the rising retail deposit and wholesale funding rates mentioned earlier, as well as the cost of the additional funds required to support the earning asset growth. The increase in funding costs, combined with a $181,000 reduction in the segment’s provision for loan loss, resulted in an overall increase in the segment’s net interest income after provision of 30% over the prior year level. Note that the first-quarter provision for the Residential segment reflects a recovery on a residential loan that had been charged-off in a prior period, and that given the unique and nonrecurring nature of this recovery, we expect our provision for loan losses to return to a more normal level in the second quarter.

The Residential Lending segment’s noninterest income declined $25,000, or nearly 12%, based largely on a reduction in gains on loan sales, which were well below our expectation for the quarter. A sale of low-documentation residential loans that had been expected to close in the first quarter of 2006 did not occur as previously anticipated. It is our expectation that gains on residential loan sales will not represent a material source of income in future quarters.

The Residential segment’s noninterest expense increased $248,000, or nearly 15%, partially offsetting the quarter’s income growth over the same period last year. A reduction in the amount of loan origination expenses eligible for deferral and amortization contributed significantly to the increase relative to the first quarter of last year.

In accordance with current accounting standards, certain loan origination costs, including some salary expenses tied to loan origination, are deferred and amortized over the life of each loan, rather than expensed in the current period. Expenses are then reported in the financial statements net of these deferrals. The amount of expense subject to deferral and amortization can vary from one period to the next based upon the number of loans originated, the mix of loan types, and year-to-year changes in “standard loan costs”. In this instance, both the number of loans originated by our Residential lending area in the first quarter of 2006 as well as the deferred costs associated with each origination declined relative to the prior year. This resulted in a higher level of expense being recognized in the current period.

Also contributing to the additional expense in 2006 were rising allocations of administrative and other costs, including expenses incurred at the banking centers. These allocations have increased with the growth of the Residential segment.

Business Banking Lending

Quarter Ended	Net Loss	Return on Equity	Total Earning Assets (Ending)
March 31, 2004	($37,000)	(1.9%)	$96,215,000
March 31, 2005	($55,000)	(2.3%)	$123,543,000
March 31, 2006	($111,000)	(3.8%)	$154,177,000

Our Business Banking segment is one of the newer business lines in which we have invested, and will continue to invest our resources with the eventual goal of achieving our targeted 15% return on equity and consistent year-over-year earnings growth. At this time, these results have not yet been achieved, nor do we anticipate reaching these goals in 2006. We continue to invest in this segment, however, based upon its ability to attract low-cost core deposits, which helps to reduce our overall cost of funds, the diversification it brings to our portfolio of earning assets, and the potential it offers for generating longer-term relationship-banking opportunities and additional sources of noninterest income.

For the first quarter, the Business Banking segment’s net interest income after provision for loan losses rose $193,000, or 14%, over the first quarter of last year. Like the Consumer and Residential segments, the Business Banking segment succeeded in building incremental assets over the prior year, with earning assets totaling $154 million as of March 31, 2006, an increase of nearly 25% over the prior year level and the highest rate of increase for any of the four business segments.

In addition to the earning asset growth, the prevalence of prime-based loans in the Business Banking portfolio also contributed to the improvement in interest income. The majority of the adjustable-rate loans in our portfolio reprice according to contractually defined schedules, most commonly on an annual basis. The rates on prime-based loans, on the other hand, typically adjust in response to any change in the prime rate. Consequently, these loans typically reprice within days of any change to the index, rather than at a specified reset date potentially months into the future, and may reprice on several occasions over the course of the year.

The Business Banking segment’s noninterest income rose $46,000, or 45% over the first quarter 2005 level. Contributing to the segment’s noninterest income growth has been the expansion of the Business Banking segment’s deposit base, measured by both total deposit balances as well as the number of open accounts. Fee income earned on these additional deposits has contributed to the improvement in noninterest income, and is expected to generate additional noninterest income for the segment in the future.

Offsetting the growth in net interest and noninterest income was an additional $327,000 in noninterest expense relative the first quarter of last year. The primary drivers of the additional noninterest expense were increases in expenses from our retail banking centers and other administrative departments allocated to the Business Banking segment. The expenses from our retail banking centers allocated to the Business Banking segment have increased largely as a result of the strong growth of our business checking and other commercial deposit accounts. Additionally, the segment’s compensation expense increased as a result of higher loan officer commissions this year in response to the quarter’s production of earning asset and deposit balances.

Income Property Lending

Quarter Ended	Net Income	Return on Equity	Total Earning Assets (Ending)
March 31, 2004	$1,349,000	18.9%	$432,301,000
March 31, 2005	$1,506,000	19.9%	$439,124,000
March 31, 2006	$1,256,000	18.8%	$386,591,000

The Income Property segment’s first-quarter net income declined relative to the same period last year and continued a gradual downward trend, as a reduction in earning assets negatively impacted net interest income. While improvements were observed in the provision for loan loss, noninterest income, and noninterest expense relative to the prior year, these were insufficient to offset the quarter’s decline in net interest income.

The segment’s net interest income after provision for loan loss declined $453,000, or 11%, based on interest income growth of 5% and a more-than-offsetting 34% increase in interest expense. Unlike our other business segments, the Income Property segment’s portfolio of earning assets declined in the first quarter of 2006, continuing a trend observed in recent quarters. The contraction of the segment’s earning assets is primarily a product of declining originations of permanent multifamily and commercial real estate loans, combined with a high level of prepayments on the loan portfolio, which we attribute to a combination of a flat yield curve and increased competition from other lenders. The flat yield curve, which has resulted from a number of increases in short-term interest rates, has reduced the rate differential between short- and long-term financing costs and provided a financial incentive for borrowers to select longer-term, fixed-rate loans as opposed to adjustable-rate financing. As we have historically been an originator of short-term and adjustable-rate loans, this impacted us in two ways. First, as prospective borrowers sought loans with terms that fell outside of our typical underwriting structures, our originations of permanent multifamily and commercial real estate loans declined. Second, with the yield curve providing borrowers with a financial incentive to refinance adjustable-rate loans, which make up the majority of our loan portfolio, with longer-term, fixed-rate debt, the prepayment rates on our Income Property portfolio remained at relatively high levels. Increased competition among lenders in our local market accelerated both the decline in new volumes as well as portfolio payoffs, as the competition frequently resulted in lenders offering prospective borrowers new loan commitments, or existing borrowers the opportunity to refinance, at unusually low margins.

Noninterest income for the Income Property segment rose $30,000, or 16% relative to the first quarter of 2005, based on higher gains on loan sales, loan prepayment, and brokered loan fees, which more than offset a reduction in service fee income. Since our second-quarter 2005 press release, in which we noted that we had experienced increased interest in sales of participations in our commercial real-estate loans, the volume of commercial real-estate loans sold has remained relatively modest. While we would note that these volumes do not reflect a decision against expanding our commercial real-estate loan sales, we would reiterate our comment that commercial real-estate loan transactions, particularly those that are candidates for sales of participations to other institutions, tend to be larger-dollar credits and unpredictable in their timing and frequency of occurrence. As a result, the volumes of commercial real-estate loans sold, and gains thereon, can be expected to vary considerably from one quarter to the next depending on the timing of the loan and sales transactions. The increase in brokered loan fees was the result of returning to a normal level of loan brokerage activity following an absence of such in the first quarter of 2005.

In contrast to the other business segments, noninterest expense for the Income Property segment declined by 4% compared to the first quarter of 2005. As noted above, the asset growth exhibited by the other business lines was not observed with the Income Property segment, which instead saw its balances decline as the other business lines grew their operations and became larger components of our overall asset mix. Consequently, for a number of different expenses that we allocate out to the business segments, such as banking center and administrative costs, the percentages allocated to other business lines increased over the prior year with their growing activity and asset balances, thus reducing the percentage allocated to the Income Property segment.

LIQUIDITY

Our primary sources of liquidity are loan and security sales and repayments, deposits, and wholesale funds. A secondary source of liquidity is cash from operations, which, though not a significant source of liquidity, is a consistent source based upon the quality of our earnings. Our principle uses of liquidity are the origination and acquisition of loans and securities, and to a lesser extent, to purchase facilities and equipment.

	Q1 2006	Q1 2005
	(Dollars in thousands)
Loan Originations (disbursed)	$121,000	$118,000
Increase/(Decrease) in Undisbursed Loan Proceeds	5,000	(8,000)
Security Purchases	7,000	6,000
Total Originations and Purchases	$133,000	$116,000

Loan and Security Repayments	$111,000	$83,000
Sales of Loans	23,000	18,000
Total Repayments and Sales	$134,000	$101,000

Net Difference	$(1,000)	$15,000

Loan and security sales and repayments, our primary sources of funding, are heavily influenced by trends in mortgage rates. When rates trend downward, our prepayment speeds typically increase as borrowers refinance their loans at lower interest rates. Conversely, as rates move upwards, prepayments will generally tend to slow, as fewer borrowers will have a financial incentive to refinance their loans. The loan portfolio, excluding loans sold into the secondary market and spec construction loans, experienced an annualized prepayment rate of 40% in the first quarter of 2006, compared to 29% and 35% for the first quarter of 2005 and the fiscal year 2005, respectively.

We believe the flat to inverted shape of the yield curve in the first quarter likely contributed to the continued high level of prepayments, as the rate differential between short- and long-term financing diminished and reduced the financial incentive for borrowers to use shorter-term, adjustable-rate financing rather than longer-term fixed-rate loans. This, in turn, provides borrowers holding short-term or adjustable-rate loans with an incentive to refinance with long-term fixed-rate loans.

Our preferred method of funding the net difference between originations/purchases and repayments/sales is with deposits. To the extent that deposit growth is insufficient to fully fund the difference, we may rely on wholesale funding sources including, but not limited to FHLB advances, brokered certificates of deposit, and reverse repurchase agreements. During the first quarters of 2005 and 2006, changes in funds from deposits and borrowings were as follows:

	Q1 2006	Q1 2005
	(Dollars in thousands)
Deposits	$23,000	$16,000
Borrowings	(19,000)	1,000
Total	$4,000	$17,000

Between the 2005 year-end and March 31, 2006, our deposits grew nearly $23 million, with over $27 million in growth observed in our checking and money market accounts. While certificate balances declined by nearly $5 million, the decline in retail certificates was, in fact, significantly larger, as the decline was partially offset by a net increase of $13 million in certificates issued through deposit brokerage services and other institutional deposits. Given the absence of asset growth during the quarter, this deposit growth was largely utilized to reduce outstanding balances of FHLB advances.

The inflow of deposits varies from period to period, and our ability to raise liquidity from this source is dependent on our effectiveness in competing with other financial institutions in our local market. That competition tends to focus on rate and service. Although we control the quality of service that we provide, we have no control over the rates offered by our competitors.

Our other major source of liquidity is wholesale funds, which includes borrowings from the FHLB, brokered deposits, reverse repurchase agreements, and a revolving line of credit at the Holding Company level. The most utilized wholesale funding source is FHLB advances, which totaled $207 million at March 31, 2006. Our credit line with the FHLB is reviewed annually, and our maximum allowable borrowing level is currently set at 40% of assets or $434 million. As a percentage of quarter-end assets, our FHLB borrowings totaled 19%, compared to 23% at March 31, 2005 and 21% at the 2005 year-end. Potential risks associated with this funding source include the reduction or non-renewal of the line and insufficient collateral to utilize the line. We try to mitigate the risk of non-renewal by maintaining the credit quality of our loans and securities and attending to the quality and consistency of our earnings.

The potential risk of not holding enough collateral to fully utilize our available FHLB advances is monitored to ensure that ample collateral is available to meet our funding needs. Collateral to secure our FHLB line totaled $320 million as of our most recent assessment, representing 29% of total quarter-end assets. Our two principal sources of preferred collateral are single-family residential and multifamily loans. Over the last three years, we have seen an increase in single-family loans, while the level of multifamily loans has declined. As of March 31, 2006, single-family loans represented 26% of our total loan portfolio, showing an increase over the 25% level at year-end 2005 and 23% at March 31, 2005. The percentage of multifamily loans in the portfolio, on the other hand, has fallen from 22% at March 31, 2005, to 18% at year-end 2005, to 17% at the end of the first quarter of 2006. The decrease in multifamily loans has largely been offset by the increase in single-family loans. As of the end of the first quarter of 2005, the combined total of single- and multifamily loans comprised 45% of the loan portfolio. This percentage declined to 43% at the end of the first quarter of 2006. Because single-family lending is our most profitable business segment and has exhibited the most growth in the last few years, we are encouraged that the business line will be able to provide sufficient collateral to meet our FHLB borrowing requirements.

Brokered deposits, which are included in the deposit totals, amounted to $51 million as of March 31, 2006, compared to $36 million at March 31, 2005. The decision to increase our institutional deposits in recent quarters has been attributable to rate differentials between these deposits and FHLB advances. Historically, rates on the two funding sources have been very comparable. At various points during the fourth quarter of 2005 and first quarter of 2006, interest rates on brokered deposits fell below those of similar term FHLB advances. Consequently, we increased our use of this funding source and routinely issued brokered deposits to replace maturing FHLB advances. As of March 31, 2006, brokered deposits represented 6.5% of total deposits. We may continue to increase our use in the future, depending on the costs of various wholesale funding sources and subject to internal policy limits.

Reverse repurchase lines are lines of credit collateralized by securities. We have lines totaling $60 million, of which the full amount is currently available. There has been no usage of these lines in the past three years. The risks associated with these lines are the withdrawal of the line based on credit standing of the Bank and the potential lack of sufficient collateral to support the lines.

An additional source of liquidity has been our cash from operations, which, though not a significant source of liquidity, is a consistent source based upon the quality of our earnings. On a very limited basis it can be viewed as cash from operations, adjusted for items such as provision for loan losses and depreciation. See the “Consolidated Statements of Cash Flows” in the financial statements section of this filing for a calculation of net cash provided by operating activities.

In addition to using liquidity to fund loans and securities, we routinely invest in facilities and equipment. In the first quarter of 2006 we invested $1.3 million in these assets, down from $1.9 million in the first quarter of 2005. Over the year 2006 we intend to invest $4.0 million in facilities and equipment. Planned projects include: the completion of the remodeling projects in First Mutual Center, the installation of a drive-through facility at our corporate headquarters, the completion of the West Seattle banking center, and the construction of our Canyon Park banking center, which is anticipated to open in the first quarter of 2007.

CAPITAL

The FDIC’s statutory framework for capital requirements establishes five categories of capital strength, ranging from a high of well capitalized to a low of critically under-capitalized. An institution’s category depends upon its capital level in relation to relevant capital measures, including a risk-based capital measure, a leverage capital measure, and certain other factors. At March 31, 2006, we exceeded the capital levels required to meet the definition of a well-capitalized institution:

	Actual	Minimum for Capital Adequacy Purposes	Minimum to be Categorized as “Well Capitalized” Under Prompt Corrective Action Provisions
Total capital (to risk-weighted assets):
First Mutual Bancshares, Inc	11.39%	8.00%	N/A
First Mutual Bank	11.32	8.00	10.00%

Tier I capital (to risk-weighted assets):
First Mutual Bancshares, Inc.	10.14	4.00	N/A
First Mutual Bank	10.07	4.00	6.00

Tier I capital (to average assets):
First Mutual Bancshares, Inc.	7.28	4.00	N/A
First Mutual Bank	7.36	4.00	5.00

SUBSEQUENT EVENTS

The Bank is the beneficiary of a key-man life insurance policy and we expect to receive tax free proceeds in the second quarter of $400,000. We anticipate investing these funds in the on-going operations of the Bank. That may take the form of reduced Sales Finance loan sales, and/or other activities that will be explored in the coming weeks. It is not our current intent to use these proceeds as a windfall profit that would augment earnings for second quarter.

The receipt of these proceeds is the result of the unexpected passing of our Sales Finance Manager for the Eastern Region, a key employee who was instrumental in the success of First Mutual Bank. The First Mutual Bank family is relatively small and thus the loss of a popular and highly successful member of the family is keenly felt. The remaining members of the business line team have had the opportunity over the years to experience success and we are comfortable that they will be able to continue the programs developed under the leadership of our departed senior manager.

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

Asset /liability management is the responsibility of the Asset Liability Committee, which acts within policy directives established by the Board of Directors. This committee meets regularly to monitor the composition of the balance sheet, to assess projected earnings trends, and to formulate strategies consistent with the objectives for liquidity, interest rate risk, and capital adequacy. The objective of asset/liability management is to maximize long-term shareholder returns by optimizing net interest income within the constraints of credit quality, interest rate risk policies, levels of capital leverage, and adequate liquidity. Assets and liabilities are managed by matching maturities and repricing characteristics in a systematic manner.

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

We expect to utilize interest rate swaps in connection with the underwriting of longer-term, fixed-rate commercial real estate loans. The decision is the result of prospective borrowers’ demand for longer-term, fixed-rate loans, and the preference of depositors for instruments of significantly shorter terms. Our intention is to originate commercial mortgage loans with amortization schedules of up to thirty years, with a fixed-rate for the ten years until the loan’s contractual maturity. To hedge the interest rate risk exposure presented by ten-year, fixed-rate instruments, our intention is to utilize interest rate swaps on a loan-by-loan basis to convert the loan’s fixed-rate to an adjustable rate subject to regular repricing relative to a market index rate, typically the one-month LIBOR rate. As this is a new program, we do not yet have an expectation of the number of loans that will likely be originated and hedged in such a manner. These interest rate swaps will be used solely for the purpose of managing the interest rate risk associated with longer-term, fixed-rate assets and not for any speculative purposes. There were no such arrangements at March 31, 2006, December 31, 2005, or March 31, 2004.

Net Interest Income (NII) and Economic Value of Equity (EVE) Simulation Model Results

	March 31, 2006		December 31, 2005
	Percentage Change		Percentage Change
Change in Interest Rates	Net Interest	Economic Value	Net Interest	Economic Value
(in basis points)	Income	of Equity	Income	of Equity
+200	1.19%	(3.39%)	0.06%	(2.72%)
+100	n/a	(0.94%)	n/a	(0.55%)
-100	n/a	(0.37%)	n/a	(1.94%)
-200	0.01%	(3.10%)	(1.32%)	(6.54%)

Net Interest Income Simulation

Our income simulation model, constructed using data as of March 31, 2006, indicated that our net interest income over the following twelve months was projected to increase from its “base case” level in scenarios in which interest rates are assumed to gradually increase or decline by 200 bps over a twelve-month period. The magnitudes of the changes, however, suggest that there is little sensitivity in net interest income from the “base case” level over a twelve-month horizon in either scenario, as an increase in net interest income of only 1.19% was observed in the rising rate environment, and a change of only 0.01% was indicated in the falling rate scenario.

The changes indicated by the simulation model represent variances from a “base case” scenario, which is a projection of net interest income assuming interest rates remain unchanged from their current levels over the life of the forecast, and that the size of the balance sheet remains stable over the forecast timeframe. The base model will, however, illustrate the future effects of rate changes that have already occurred but have not yet flowed through to all the assets and liabilities on our balance sheet. These changes can either increase or decrease net interest income, depending on the timing and magnitudes of those changes. Additionally, the tendencies for loan and investment prepayments to accelerate in falling interest rate scenarios and slow when interest rates rise have been incorporated into the model assumptions. Implicit in these assumptions are additional assumptions for increased securities purchases and loan originations at lower interest rate levels to offset accelerated prepayments, and conversely, reduced securities purchases and loan production when rates increase and prepayments slow.

The rising and falling rate ramp scenarios indicate that if the slope of the yield curve remains the same, and customer loan and deposit preferences do not change in response to further movements of the yield curve, then a parallel 200 basis point increase or decrease in rates will not significantly change net interest income from what is presently expected in the “base case.” In the event the simulation model indicated that the increase or decrease in interest rates over the following twelve months would adversely affect our net interest income over the same period by more than 10% relative to the “base case” scenario, we would consider the indicated risk to have exceeded our internal policy limit.

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

In the simulated 200 bps upward shift of the yield curve, the discount rates used to calculate the present values of assets and liabilities will increase, causing the present values of both assets and liabilities to fall, with more prominent effects on longer-term, fixed-rate instruments. Additionally, when interest rates rise, the cash flows on our assets are typically expected to decelerate as borrowers are assumed to become less likely to prepay their loans. As the cash flows on these assets are shifted further into the future, their present values are further reduced. Our EVE simulation model results as of March 31, 2006 indicated that our assets and liabilities would be expected to exhibit similar levels of sensitivity to rising rates, with the economic value of assets declining by 2.42%, compared to a decline of 2.31% for our liabilities. Given the higher asset sensitivity and greater asset balance than liabilities, the reduction in the economic value of assets exceeded the impact on liabilities. Consequently, the economic value of our equity was negatively impacted in this scenario, declining 3.39%.

The opposite occurs when rates decline, as the discount rates used to calculate the present values of assets and liabilities will decrease, causing the present values of both assets and liabilities to rise. Counteracting this effect for assets, however, is the tendency for cash flows from assets to accelerate in a falling rate scenario, as borrowers refinance their existing loans at lower interest rates. These loan prepayments prevent the economic values of these assets from increasing in a declining rate scenario, illustrating an effect referred to as negative convexity. Taking this negative convexity into account, the simulation results indicated a negative impact to EVE in the falling rate scenario. In this case, the economic values of both assets and liabilities were positively impacted when rates were assumed to fall by 200 bps, assets by 1.80% and liabilities by 2.37%. As a result, with the value of liabilities rising more than asset values, our economic value of equity was negatively impacted in this scenario, declining 3.10%.

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

One-Year Interest Rate Sensitivity Gap

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
One-Year Repricing/Maturing Assets	$691,111	$715,543
One-Year Repricing/Maturing Liabilities	743,656	773,093

One-Year Gap	$(52,545)	$(57,550)

Total Assets	$1,085,267	$1,086,165

One-Year Interest Rate Gap as a Percentage of Assets	(4.8%)	(5.3%)

At a negative, or liability sensitive, 4.8% of assets, our twelve-month interest rate sensitivity gap was relatively little changed from the liability sensitive 5.3% observed at the 2005 year-end. These results indicated that more liabilities than assets were expected to mature, reprice, or prepay within the twelve months.

Securities
ITEM 3

The following table sets forth certain information regarding carrying values and percentage of total carrying values of the Bank's consolidated portfolio of securities classified as available-for-sale and held-to-maturity (dollars in thousands).

	March 31,
	2006		2005
Available-for-Sale:	Carrying Value	Percent of Total	Carrying Value	Percent of Total

US Government treasury and agency obligations	$17,892	16%	$17,723	14%
Mortgage backed securities:
Freddie Mac	15,527	14%	18,184	15%
Ginnie Mae	40,782	37%	51,891	42%
Fannie Mae	35,863	33%	36,551	29%
Total mortgage-backed securities	92,172	84%	106,626	86%

Total securities available-for-sale	$110,064	100%	$124,349	100%

	March 31,
	2006		2005
Held-to-Maturity:	Carrying Value	Percent of Total	Carrying Value	Percent of Total

Municipal bonds	$1,170	18%	$1,203	14%
Mortgage backed securities:
Freddie Mac	345	6%	487	6%
Fannie Mae	4,827	76%	6,597	80%
Total mortgage-backed securities	5,172	82%	7,084	86%

Total securities held-to-maturity	$6,342	100%	$8,287	100%

Estimated market value	$6,284		$8,339

ITEM 3A

The following table shows the maturity or period to repricing of the Bank's consolidated portfolio of securities available-for-sale and held-to-maturity (dollars in thousands):

	Available-for-sale at March 31, 2006
	One Year or Less		Over One to Three Years		Over Three to Five Years		Over Five to Ten Years		Over Ten to Twenty Years		Over Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Available-for-Sale:

US Government treasury and agency obligations	$7,218	0.00%	$—	0.00%	$5,791	4.08%	$—	0.00%	$4,883	4.00%	$—	0.00%	$17,892	2.41%
Mortgage backed securities:
Ginnie Mae	—	0.00%	40,782	4.06%	—	0.00%	—	0.00%	—	0.00%	—	—	40,782	4.06%
Freddie Mac	283	5.46%	370	5.50%	4,587	3.58%	3,302	4.61%	6,985	4.50%	—	0.00%	15,527	4.29%
Fannie Mae	366	5.62%	5,403	4.79%	3,549	4.11%	—	0.00%	26,545	4.30%	—	0.00%	35,863	4.36%
Total mortgage-backed securities	649	5.55%	46,555	4.16%	8,136	3.81%	3,302	4.61%	33,530	4.34%	—	0.00%	92,172	4.22%

Total securities available-for-sale -- Carrying Value	$7,867	0.46%	$46,555	4.16%	$13,927	3.92%	$3,302	4.61%	$38,413	4.29%	$—	0.00%	$110,064	3.92%

Total securities available-for-sale -- Amortized Cost	$7,855	0.45%	$47,230	4.16%	$14,468	3.92%	$3,373	4.61%	$40,220	4.29%	—	—	$113,146	3.93%

	Held-to-maturity at March 31, 2006
	One Year or Less		Over One to Three Years		Over Three to Five Years		Over Five to Ten Years		Over Ten to Twenty Years		Over Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Held-to-Maturity:

Municipal bonds	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%	$220	5.38%	$950	6.30%	$1,170	6.12%
Mortgage backed securities:
Freddie Mac	345	5.32%	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%	345	5.32%
Fannie Mae	1,463	6.26%	1,710	4.70%	—	0.00%	—	0.00%	1,655	4.78%	—	0.00%	4,828	5.20%
Total mortgage-backed securities	1,808	6.08%	1,710	4.70%	—	0.00%	—	0.00%	1,655	4.78%	—	0.00%	5,173	5.21%

Total securities held-to-maturity -- Carrying Value	$1,808	6.08%	$1,710	4.70%	$—	0.00%	$—	0.00%	$1,875	4.85%	$950	6.30%	$6,343	5.38%

Total securities held-to-maturity -- Fair Market Value	$1,850	6.08%	$1,675	4.73%	$—	0.00%	$—	0.00%	$1,815	4.85%	$945	6.30%	$6,284	5.40%

ITEM 4.	Controls and Procedures

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

At March 31, 2006, the Company was not engaged in any litigation, which in the opinion of management, after consultation with its legal counsel, would be material to the Company.

ITEM 1A.	Risk Factors

For information regarding certain Risk Factors, please refer to Part I, Item 1A, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

(31.1)	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification by Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2006	FIRST MUTUAL BANCSHARES, INC.

	By:	/s/ John R. Valaas
John R. Valaas
President and Chief Executive Officer

By:	/s/ Roger A. Mandery
Roger A. Mandery
Executive Vice President (Principal Financial Officer)