Form 10-Q
period 2006-06-30
FIRST MUTUAL BANCSHARES INC
filed 2006-08-08
CIK 1098337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended................................................June 30, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the transition period from ________________ to ________________

Commission File Number 005-57091

FIRST MUTUAL BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

WASHINGTON	91-2005970
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

400 108th Avenue N.E., Bellevue, WA 98004
(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code:  (425) 455-7300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.                  August 2, 2006                                   6,649,598

FIRST MUTUAL BANCSHARES, INC.

QUARTERLY REPORT ON FORM 10-Q
June 30, 2006

-i-

PART :I	FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS DISCLAIMER

Our Form 10-Q for the quarter ended June 30, 2006, contains statements concerning forecasts of our financial results and condition, expectations of our operations and business and our assumptions for those forecasts and expectations that are forward-looking statements for the purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements regarding our forecasts and expectations with respect to our target net income and return on equity; as well as references to potential changes in interest rate margins, anticipated growth in loan production and growth or reductions in sales of loans, expectations regarding our Business Banking segment and other segments, expectation regarding an increased percentage of checking accounts in our deposit mix, observations regarding our provision for loan losses and information based on our market risk models and analysis. Although we believe that the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, operations, and prospects, these forward-looking statements are subject to numerous uncertainties and risks, and actual events, results, and developments will ultimately differ from the expectations and may differ materially from those expressed or implied in such forward-looking statements. Factors which could affect actual results include economic conditions in our market area and the nation as a whole, interest rate fluctuations, the impact of competitive products, services, and pricing, our credit risk management, our ability to control our costs and expenses including our business banking expenses, loan delinquency rates, and the legislative and regulatory changes affecting the banking industry. There are other risks and uncertainties that could affect us which are discussed from time to time in our filings with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We are not responsible for updating any such forward-looking statements.

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

Item 1. Financial Statements

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2006	2005
Assets	(Unaudited)

Cash and Cash Equivalents:
Interest-earning deposits	$918,382	$1,229,176
Noninterest-earning demand deposits and cash on hand	20,083,795	24,551,436

Total cash and cash equivalents	21,002,177	25,780,612

Mortgage-backed and other securities available-for-sale	97,139,370	114,450,342
Mortgage-backed and other securities held-to-maturity
fair value of $6,032,475 and $6,970,890	6,152,587	6,966,295
Loans held for sale	20,500,997	14,683,507

Loans receivable	908,737,928	878,066,241
Reserve for loan losses	(9,821,144)	(10,069,020)
Loans receivable, net	898,916,784	867,997,221

Accrued interest receivable	5,364,959	5,350,493
Land, buildings and equipment, net	35,079,557	33,483,998
Federal Home Loan Bank (FHLB) stock, at cost	13,122,300	13,122,300
Servicing assets	2,702,330	1,865,698
Other assets	3,191,942	2,464,369

Total Assets	$1,103,173,003	$1,086,164,835

See Notes to the Financial Statements

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Continued)

	June 30,	December 31,
	2006	2005
	(Unaudited)
Liabilities
Deposits:
Money market deposit and checking accounts	$285,882,128	$263,444,641
Savings	7,050,588	8,053,510
Time deposits	467,411,435	489,222,486

Total deposits	760,344,151	760,720,637

Drafts payable	467,778	733,773
Accounts payable and other liabilities	6,858,202	15,706,624
Advance payments by borrowers for taxes and insurance	1,869,969	1,671,496
FHLB advances	248,332,119	225,705,005
Other advances	4,600,000	4,600,000
Junior subordinated long-term debentures	17,000,000	17,000,000

Total liabilities	1,039,472,219	1,026,137,535

Stockholders’ Equity
Common stock, $1 par value-
Authorized, 30,000,000 shares
Issued and outstanding, 5,318,732
and 5,296,810 shares, respectively	$5,318,732	$5,296,810
Additional paid-in capital	45,772,391	45,288,791
Retained earnings	15,241,279	10,877,529
Accumulated other comprehensive income(loss):
Unrealized (loss) on securities available-for-sale
and interest rate swap, net of federal income tax	(2,631,618)	(1,435,830)

Total stockholders’ equity	63,700,784	60,027,300

Total Liabilities and Stockholders' Equity	$1,103,173,003	$1,086,164,835

See Notes to the Financial Statements

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Quarter ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(Unaudited)

Interest Income
Loans receivable	$18,517,882	$14,823,403	$36,064,941	$28,755,603
Interest on available-for-sale securities	1,088,358	1,266,563	2,281,539	2,537,644
Interest on held-to-maturity securities	86,877	102,513	177,107	196,659
Interest other	131,474	93,968	249,761	195,737

Total interest income	19,824,591	16,286,447	38,773,348	31,685,643

Interest Expense
Deposits	6,447,053	4,253,965	12,363,378	7,825,379
FHLB and other advances	3,353,014	2,205,743	6,154,006	4,233,279

Total interest expense	9,800,067	6,459,708	18,517,384	12,058,658

Net interest income	10,024,524	9,826,739	20,255,964	19,626,985

Provision for loan and lease losses	134,837	450,000	205,837	850,000

Net interest income, after provision
for loan and lease losses	9,889,687	9,376,739	20,050,127	18,776,985

Noninterest Income
Gain on sales of loans	554,567	419,956	1,310,650	944,493
Servicing fees, net of amortization	300,021	369,259	634,768	695,553
Fees on deposits	193,737	170,561	375,606	305,889
Other	1,009,289	612,127	1,451,439	995,731

Total noninterest income	2,057,614	1,571,903	3,772,463	2,941,666

See Notes to the Financial Statements

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Continued)

	Quarter ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(Unaudited)

Noninterest Expense
Salaries and employee benefits	$4,476,781	$4,331,748	$8,923,241	$8,278,180
Occupancy	1,043,255	848,828	2,052,830	1,632,287
Other	2,314,867	1,962,323	4,547,144	4,095,340

Total noninterest expense	7,834,903	7,142,899	15,523,215	14,005,807

Income before provision for federal income tax	4,112,398	3,805,743	8,299,375	7,712,844

Provision for federal income tax	1,400,661	1,288,398	2,873,566	2,611,239

Net Income	$2,711,737	$2,517,345	$5,425,809	$5,101,605

Per Share Data:

Basic earnings per common share	$0.51	$0.47	$1.02	$0.96

Diluted earnings per common share	$0.50	$0.45	$1.00	$0.92

Weighted Average Number of Shares Outstanding	5,315,843	5,319,017	5,308,879	5,310,175

Weighted Average Number of Shares Outstanding
Including Dilutive Stock Options	5,432,078	5,554,215	5,450,956	5,553,308

See Notes to the Financial Statements

First Mutual Bancshares, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income

					Accumulated
			Additional		Comprehensive
	Common Stock		Paid-in	Retained	Income
	Shares	Amount	Capital	Earnings	(Loss)	Total

BALANCE, December 31, 2003	4,729,693	$4,729,693	$33,678,181	$12,832,652	$(413,770)	$50,826,756

Comprehensive income:
Net income				9,287,813		9,287,813
Other comprehensive income (loss), net of tax:
Unrealized (loss) on securities available-for-sale					(414,879)	(414,879)
Unrealized gain on interest rate swap					171,664	171,664
Total comprehensive income						9,044,598
Options exercised, including tax benefit of $337,052	80,697	80,697	1,138,303			1,219,000
Issuance of stock through employees’ stock plans	2,019	2,019	47,992			50,011
10% stock dividend	476,080	476,080	10,730,843	(11,206,923)		—
Cash dividend declared ($0.32 per share)				(1,693,092)		(1,693,092)

BALANCE, December 31, 2004	5,288,489	$5,288,489	$45,595,319	$9,220,450	$(656,985)	$59,447,273

Comprehensive income:
Net income				10,318,649		10,318,649
Other comprehensive income (loss), net of tax:
Unrealized (loss) on securities available-for-sale					(945,014)	(945,014)
Unrealized gain on interest rate swap					166,169	166,169
Total comprehensive income						9,539,804
Options exercised, including tax benefit of $478,492	148,511	148,511	1,763,597			1,912,108
Retirement of shares repurchased	(144,036)	(144,036)	(2,166,275)	(1,343,882)		(3,654,193)
Issuance of stock through employees’ stock plans	3,846	3,846	96,150			99,996
Cash dividend declared ($1.38 per share)				(7,317,688)		(7,317,688)

BALANCE, December 31, 2005	5,296,810	$5,296,810	$45,288,791	$10,877,529	$(1,435,830)	$60,027,300

Comprehensive income:
Net income				5,425,809		5,425,809
Other comprehensive income (loss), net of tax:
Unrealized (loss) on securities available-for-sale					(1,237,478)	(1,237,478)
Unrealized gain on interest rate swap					41,690	41,690
Total comprehensive income						4,230,021
Compensation related to stock options			260,404			260,404
Options exercised, including tax benefit of $4,824	18,066	18,066	127,066			145,132
Issuance of stock through employees’ stock plans	3,856	3,856	96,130			99,986
Cash dividend declared ($0.20 per share)				(1,062,059)		(1,062,059)

BALANCE, June 30, 2006	5,318,732	$5,318,732	$45,772,391	$15,241,279	$(2,631,618)	$63,700,784

See Notes to the Financial Statements

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2006	2005
	(Unaudited)

Cash Flows from Operating Activities
Net income	$5,425,809	$5,101,605
Adjustments to reconcile net income to net cash
from operating activities:
Provision for loan and lease losses	205,837	850,000
Depreciation and amortization	958,646	773,219
Deferred loan origination fees, net of accretion	644,729	(125,792)
Amortization of servicing assets	599,388	454,005
Gain on sales of loans	(1,310,650)	(944,493)
(Gain) loss on sale of repossessed real estate and other assets	329	(2,205)
FHLB stock dividends	—	(52,900)
Stock based compensation	260,404	—
Excess tax benefit from stock-based compensation	(4,824)	—
Changes in operating assets and liabilities:
Loans held-for-sale	(5,817,490)	(3,343,896)
Accrued interest receivable	(14,466)	(511,087)
Other assets	(1,259,292)	(381,446)
Drafts payable	(265,995)	163,301
Federal and state income tax refunds	497,372	—
Accounts payable and other liabilities	(3,521,796)	(2,095,505)
Advance payments by borrowers for taxes and insurance	198,473	223,763

Net cash (used) provided by operating activities	(3,403,526)	108,569

Cash Flows from Investing Activities
Loan originations	(222,704,968)	(221,601,789)
Loan principal repayments	192,965,552	177,067,006
Increase (decrease) in undisbursed loan proceeds	(1,817,490)	11,330,860
Principal repayments and redemptions on
mortgage-backed and other securities	23,534,914	9,154,203
Purchase of securities held-to-maturity	—	(1,015,435)
Purchase of securities available-for-sale	(7,170,095)	(4,991,406)
Purchases of premises and equipment	(2,664,232)	(3,902,997)
Purchase of FHLB stock	—	(150,700)
Proceeds from sale of impaired loan	340,000	—

Net cash (used) by investing activities	(17,516,319)	(34,110,258)

See Notes to the Financial Statements

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Six months ended June 30,
	2006	2005
	(Unaudited)

Cash Flows from Financing Activities
Net increase (decrease) in deposit accounts	$(11,601,275)	$36,950,365
Interest credited to deposit accounts	11,224,789	7,367,649
Issuance of stock through employees' stock plans	99,986	99,996
Proceeds from advances	452,901,000	576,770,500
Repayment of advances	(430,273,886)	(582,858,603)
Dividends paid	(6,354,336)	(953,710)
Proceeds from exercise of stock options and excess tax
benefit of $4,824 from stock-based compensation	145,132	502,529

Net cash provided by financing activities	16,141,410	37,878,726

Increase/(decrease) in cash and cash equivalents	$(4,778,435)	$3,877,037
Cash and cash equivalents, beginning of the year	25,780,612	13,845,441
Cash and cash equivalents, June 30, 2006	$21,002,177	$17,722,478

Supplemental Disclosures of Cash Flow Information
Loans originated for sale in the secondary market	$57,165,022	$33,679,880
Loans originated for investment activities	222,704,968	221,601,789
Proceeds from sale of loans held-for-sale	51,347,532	30,335,984
Cash paid during the year for:
Interest	17,923,231	12,180,884
Income taxes	2,333,000	1,667,000

See Notes to the Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations.

Note 2.	STOCK-BASED COMPENSATION

We adopted Statement of Financial Accounting Standards (SFAS) Number 123(R), Share-Based Payment (SFAS No.123 (R)), on January 1, 2006 using the modified prospective method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with SFAS No.123(R). Also under this method, expense is recognized for unvested awards that were granted prior to January 1, 2006, based upon the fair value determined at the grant date under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Prior to adoption of SFAS No. 123(R), we accounted for stock compensation under the intrinsic value method permitted by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related interpretations. Accordingly, we previously recognized no compensation cost to employee stock options that were granted with an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123(R) in 2005.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net Income, as reported	$2,517,345	$5,101,605
Deduct: Total stock-based employee compensation
determination under fair value based method for all awards, net of related tax effects (1)	(109,626)	(215,513)
Pro forma net income	$2,407,719	$4,886,092

Earnings per share:

Basic - as reported	$0.47	$0.96
Basic - pro forma	$0.45	$0.92

Diluted - as reported	$0.45	$0.92
Diluted - pro forma	$0.44	$0.89

(1)  A Black- Scholes option pricing model was used to determine the fair value of the options granted.

As a result of adopting SFAS 123(R) on January 1, 2006, income before taxes and net income for the quarter ended June 30, 2006 are $125,000 and $83,000 lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. The impact on income before tax and net income for the first six months of 2006 were $260,000 and $171,000 lower, respectively. Basic and diluted earnings per share for the quarter ended June 30, 2006 would have been $0.53 and $0.51, respectively, if we had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $0.51 and $0.50, respectively. Year-to-date basic and diluted earnings per share for the first six months of 2006 would have been $1.05 and $1.02, respectively had we not adopted SFAS 123(R). Prior to adopting SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $4,824 excess tax benefit classified as a financing cash flow would have been classified as an operating cash inflow if we had not adopted SFAS 123(R).

Compensation cost is recorded as if each vesting portion of the award is a separate award. Share-based compensation expense recognized for stock options was $125,000 for the three months ended June 30, 2006 and $260,000 for the first half of 2006. The total related income tax benefit recognized was $20,000 for the second quarter of 2006 and $37,000 for the six months ended June 30, 2006.

Stock Option Plans

We have stock option plans for directors and employees. Options have a term of six, seven or ten years and are granted at fair market value on the grant date. The Compensation and Stock Option Committee determine vesting and the right to exercise may be cumulative. At June 30, 2006, 612,925 shares of common stock, adjusted for stock dividends, were available for grant under the plan. A total of 338,092 shares are currently exercisable at June 30, 2006.

The following table presents the activity related to options under all plans for the six months ended June 30, 2006:
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (in years)	Aggregate Intrinsic Value
Options Outstanding at January 1, 2006	558,577	$17.22
Granted	18,000	26.50
Exercised	(18,066)	7.77
Forfeited	(16,490)	23.55
Outstanding at June 30, 2006	542,021	$17.65	5.5	$5,115,248

Exercisable at June 30, 2006	338,092	$13.93	4.8	$4,449,741

Eighteen thousand options were granted during the three and six months ended June 30, 2006. Options granted during the second quarter and first six months of 2005 totaled 117,450. The total intrinsic value (amount by which fair value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the three and six months ended June 30, 2006 was $10,620 and the like amount for both periods in 2005 was $72,743.

We have estimated the fair value of all stock option awards as of the date of the grant by applying a Black-Scholes pricing valuation model. The weighted-average assumptions for options issued during the three months ended June 30, 2006 are as follows:

Expected Price Volatility	19.4%
Risk-Free Interest Rate	5.1%
Dividend Yield	1.5%
Expected Life in Years	4.8

The expected price volatility was based on the historical volatility of the stock price, the risk-free interest rate was based on US Treasury Constant Maturity yields for periods similar to the expected life of the options, the dividend yield was based on current cash dividend yields and the expected life was based on historical data.

Cash received from options exercised for the three and six months ended June 30, 2006 totaled $20,000 and $140,000, respectively. Cash received from options exercised for the three and six months ended June 30, 2005 totaled $344,000 and $503,000, respectively. We issue new shares to satisfy option exercises.

A summary of the status of unvested shares and changes during the six months ended June 30, 2006 is presented below:

	Shares	Weighted-Average Grant- Date Fair Value
Unvested Shares at January 1, 2006	298,926	$7.67
Granted	18,000	$6.02
Vested	(96,507)	$8.14
Forfeited	(16,490)	$7.89
Unvested Shares at June 30, 2006	203,929	$7.44

At June 30, 2006, there was $1.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested during the three and six months ended June 30, 2006 was $741,000 and $786,000, respectively. The total fair value of shares vested during the three and six months ended June 30, 2005 was $472,000 and $507,000, respectively.

Note 3.

Mortgage-Backed and Other Securities Available-for-Sale

The amortized cost and estimated fair value of securities available-for-sale at June 30, 2006 and December 31, 2005 are summarized as follows:

			Gross	Gross
		Gross	Unrealized	Unrealized	Estimated
	Amortized	Unrealized	Losses	Losses	Fair
	Cost	Gains	<1 Year	>1 Year	Value
June 30, 2006
Freddie Mac securities	$15,776,225	$10,394	$—	$939,451	$14,847,168
Fannie Mae securities	35,726,705	17,627	75,095	1,858,833	33,810,404
Ginnie Mae securities	38,714,609	—	283,322	560,088	37,871,199
US agency securities	10,988,999	—	—	378,400	10,610,599
	$101,206,538	$28,021	$358,417	$3,736,772	$97,139,370

December 31, 2005
Freddie Mac securities	$16,639,949	$15,285	$60,164	$485,345	$16,109,725
Fannie Mae securities	38,209,406	28,119	334,933	672,624	37,229,968
Ginnie Mae securities	43,632,279	2,673	340,680	172,152	43,122,120
US agency securities	18,207,150	—	123,328	95,293	17,988,529
	$116,688,784	$46,077	$859,105	$1,425,414	$114,450,342

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Bank has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. At June 30, 2006 and December 31, 2005 there were 33 and 34 investment securities with unrealized losses, respectively.  The Bank anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Note 4.

Mortgage-Backed and Other Securities Held-to-Maturity

The amortized cost and estimated fair value of securities held-to-maturity at June 30, 2006 and December 31, 2005 are summarized as follows:

			Gross	Gross
		Gross	Unrealized	Unrealized	Estimated
	Amortized	Unrealized	Losses	Losses	Fair
	Cost	Gains	<1 Year	>1 Year	Value
June 30, 2006
Fannie Mae securities	$4,662,139	$35,775	$—	$148,371	$4,549,543
Freddie Mac securities	324,425	4,092	—	—	328,517
Municipal bonds	1,166,023	—	11,608	—	1,154,415
	$6,152,587	$39,867	$11,608	$148,371	$6,032,475
December 31, 2005
Fannie Mae securities	$5,345,378	$68,712	$56,460	$17,175	$5,340,455
Freddie Mac securities	432,808	9,659	—	—	442,467
Municipal bonds	1,188,109	649	—	790	1,187,968
	$6,966,295	$79,020	$56,460	$17,965	$6,970,890

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Bank has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. At June 30, 2006 and December 31, 2005 there were 5 and 4 investment securities with unrealized losses, respectively. The Bank anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Note 5.
Nonperforming Assets

Nonperforming loans are summarized as follows:

	June 30, 2006	December 31, 2005

Impaired loans with a valuation allowance	$174,537	$308,645
Valuation allowance related to impaired loans	(111,025)	(172,475)
Net impaired loans	63,512	136,170
Non accrual loans	322,416	761,020
Total nonperforming or non-accrual loans	385,928	897,190
Real estate owned	—	—
Nonperforming Assets	$385,928	$897,190

Total loans past due 90-days or more and still accruing interest	$—	$—
Average balance of impaired loans	$99,841	$138,002
Interest income recognized on impaired loans	$265	$793

The impaired loan balance was lower at June 30, 2006, due to the payoff of one loan with a balance of $296,304 at December 31, 2005. That loan was paid off in February 2006. In May 2006 an additional loan was added with a balance of $162,353 on June 30, 2006. This brought the number of impaired loans to two at the end of June.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for quarters and six months ending June 30, 2006 and June 30, 2005:

	Income	Shares	Per share
	(numerator)	(denominator)	amount
Quarter ended June 30, 2006
Basic EPS:
Income available to common shareholders	$2,711,737	5,315,843	$0.51

Effect of dilutive stock options	—	116,235
Diluted EPS:
Income available to common shareholders
plus assumed stock options exercised	$2,711,737	5,432,078	$0.50

Six months ended June 30, 2006
Basic EPS:
Income available to common shareholders	$5,425,809	5,308,879	$1.02

Effect of dilutive stock options	—	142,077
Diluted EPS:
Income available to common shareholders
plus assumed stock options exercised	$5,425,809	5,450,956	$1.00

Quarter ended June 30, 2005
Basic EPS:
Income available to common shareholders	$2,517,345	5,319,017	$0.47

Effect of dilutive stock options	—	235,198
Diluted EPS:
Income available to common shareholders
plus assumed stock options exercised	$2,517,345	5,554,215	$0.45

Six months ended June 30, 2005
Basic EPS:
Income available to common shareholders	$5,101,605	5,310,175	$0.96

Effect of dilutive stock options	—	243,133
Diluted EPS:
Income available to common shareholders
plus assumed stock options exercised	$5,101,605	5,553,308	$0.92

Note 7.

Rate Volume Analysis
(Dollars in thousands)

	SECOND QUARTER 2006			SIX MONTHS ENDED 2006
	VS			VS
	SECOND QUARTER 2005			SIX MONTHS ENDED 2005
	INCREASE (DECREASE) DUE TO			INCREASE (DECREASE) DUE TO
			TOTAL			TOTAL
	VOLUME	RATE	CHANGE	VOLUME	RATE	CHANGE
INTEREST INCOME
Investments:
Available-for-sale securities	$(199)	$20	$(179)	$(322)	$65	(257)
Held-to-maturity securities	(22)	6	(16)	(38)	18	(20)
Other equity investments	26	12	38	89	(35)	54
Total investments	(195)	38	(157)	(271)	48	(223)

Loans:
Residential	$569	$508	$1,077	$1,212	$978	2,190
Residential construction	678	359	1,037	1,239	920	2,159
Multifamily	(586)	374	(212)	(985)	657	(328)
Multifamily construction	262	161	423	463	222	685
Commercial real estate and business	112	466	578	49	1,082	1,131
Commercial real estate construction	143	203	346	170	340	510
Consumer and other	279	167	446	675	288	963
Total loans	1,457	2,238	3,695	2,823	4,487	7,310

Total interest income	$1,262	$2,276	$3,538	$2,552	$4,535	$7,087

INTEREST EXPENSE
Deposits:
Money market deposit and checking	$130	$567	$697	$200	$1,109	$1,309
Savings	(2)	4	2	(3)	8	5
Time deposits	192	1,302	1,494	598	2,626	3,224
Total deposits	320	1,873	2,193	795	3,743	4,538

FHLB advances and other	(87)	1,234	1,147	(285)	2,205	1,920
Total interest expense	233	3,107	3,340	510	5,948	6,458

Net interest income	$1,029	$(831)	$198	$2,042	$(1,413)	$629

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

Financial information for the Bank’s segments is shown below for June 30, 2006, 2005, and 2004:

		Consumer	Residential	Business Banking	Income Property
Quarter ended June 30:		Lending	Lending	Lending	Lending	Totals

Interest Income	2004	$2,059,604	$3,951,681	$1,295,871	$6,154,868	$13,462,024
	2005	2,324,663	5,137,589	2,122,272	6,701,923	16,286,447
	2006	2,720,567	6,623,600	3,155,024	7,325,400	19,824,591

Interest Expense	2004	546,897	1,532,006	303,382	2,222,952	4,605,237
	2005	861,286	2,201,985	650,473	2,745,964	6,459,708
	2006	1,189,051	3,595,707	1,366,892	3,648,417	9,800,067

Net Interest Income	2004	1,512,707	2,419,675	992,489	3,931,916	8,856,787
	2005	1,463,377	2,935,604	1,471,799	3,955,959	9,826,739
	2006	1,531,516	3,027,893	1,788,132	3,676,983	10,024,524

Provision for Loan and Lease Losses	2004	156,535	47,125	55,935	180,405	440,000
	2005	154,500	57,070	73,115	165,315	450,000
	2006	(50,327)	119,164	29,347	36,653	134,837

Net Interest Income, after	2004	1,356,172	2,372,550	936,554	3,751,511	8,416,787
Provision for Loan and Lease Losses	2005	1,308,877	2,878,534	1,398,684	3,790,644	9,376,739
	2006	1,581,843	2,908,729	1,758,785	3,640,330	9,889,687

Noninterest Income	2004	377,095	190,428	84,624	276,204	928,351
	2005	610,822	311,280	277,945	371,856	1,571,903
	2006	852,925	446,214	279,457	479,018	2,057,614

Noninterest Expense	2004	1,429,173	1,429,456	1,283,620	1,898,024	6,040,273
	2005	1,727,721	1,874,550	1,589,714	1,950,914	7,142,899
	2006	1,901,690	2,048,303	1,964,874	1,920,036	7,834,903

Income Before Provision for Federal Income Taxes	2004	304,094	1,133,522	(262,442)	2,129,691	3,304,865
	2005	191,978	1,315,264	86,915	2,211,586	3,805,743
	2006	533,078	1,306,640	73,368	2,199,312	4,112,398

Provision for Federal Income Taxes	2004	102,766	383,672	(89,781)	721,357	1,118,014
	2005	64,596	445,268	28,782	749,752	1,288,398
	2006	180,352	443,160	25,365	751,784	1,400,661

Net Income	2004	201,328	749,850	(172,661)	1,408,334	2,186,851
	2005	127,382	869,996	58,133	1,461,834	2,517,345
	2006	352,726	863,480	48,003	1,447,528	2,711,737

Total Interest Earning Assets	2004	106,368,450	273,980,679	99,436,965	447,499,013	927,285,107
(ending period balances)	2005	116,559,900	327,186,650	131,570,274	419,257,639	994,574,463
	2006	122,969,195	363,973,925	179,362,547	380,259,476	1,046,565,143

Note 8.
Segments (continued)

		Consumer	Residential	Business Banking	Income Property
Year-to-date ended June 30:		Lending	Lending	Lending	Lending	Totals

Interest Income	2004	$4,085,733	$7,534,509	$2,607,009	$12,138,413	$26,365,664
	2005	4,570,151	9,682,525	4,075,418	13,357,549	31,685,643
	2006	5,449,598	13,068,534	5,930,213	14,325,003	38,773,348

Interest Expense	2004	1,097,506	2,912,392	632,151	4,376,763	9,018,812
	2005	1,599,534	4,084,545	1,141,186	5,233,393	12,058,658
	2006	2,295,273	6,769,719	2,477,051	6,975,341	18,517,384

Net Interest Income	2004	2,988,227	4,622,117	1,974,858	7,761,650	17,346,852
	2005	2,970,617	5,597,980	2,934,232	8,124,156	19,626,985
	2006	3,154,325	6,298,815	3,453,162	7,349,662	20,255,964

Provision for Loan and Lease Losses	2004	249,634	69,404	81,394	289,568	690,000
	2005	290,215	105,775	132,240	321,770	850,000
	2006	(30,307)	(12,886)	98,097	150,933	205,837

Net Interest Income, after	2004	2,738,593	4,552,713	1,893,464	7,472,082	16,656,852
Provision for Loan and Lease Losses	2005	2,680,402	5,492,205	2,801,992	7,802,386	18,776,985
	2006	3,184,632	6,311,701	3,355,065	7,198,729	20,050,127

Noninterest Income	2004	747,002	362,513	173,588	542,936	1,826,039
	2005	1,473,077	524,434	380,777	563,378	2,941,666
	2006	2,009,646	634,510	428,111	700,196	3,772,463

Noninterest Expense	2004	2,625,406	2,822,546	2,386,135	3,846,213	11,680,300
	2005	3,376,936	3,572,091	3,180,234	3,876,546	14,005,807
	2006	3,885,326	3,994,145	3,882,144	3,761,600	15,523,215

Income Before Provision for Federal Income Taxes	2004	860,189	2,092,680	(319,083)	4,168,805	6,802,591
	2005	776,543	2,444,548	2,535	4,489,218	7,712,844
	2006	1,308,952	2,952,066	(98,968)	4,137,325	8,299,375

Provision for Federal Income Taxes	2004	291,159	708,211	(109,668)	1,411,897	2,301,599
	2005	262,720	827,486	(610)	1,521,643	2,611,239
	2006	453,662	1,022,208	(36,328)	1,434,024	2,873,566

Net Income	2004	569,030	1,384,469	(209,415)	2,756,908	4,500,992
	2005	513,823	1,617,062	3,145	2,967,575	5,101,605
	2006	855,290	1,929,858	(62,640)	2,703,301	5,425,809

Total Interest Earning Assets	2004	102,336,690	259,761,399	97,826,002	439,899,861	899,823,952
(average balances)	2005	113,352,359	316,231,162	127,556,812	429,190,920	986,331,253
	2006	122,509,040	363,731,577	166,769,887	383,425,411	1,036,435,915

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

First Mutual Bank is a Washington-chartered savings bank subject to regulation by the State of Washington Department of Financial Institutions and the Federal Deposit Insurance Corporation (“FDIC”). The Bank conducts business from its headquarters in Bellevue, Washington, and has 12 full-service retail banking centers located in Bellevue (3), Issaquah, Kirkland (2), Monroe, Redmond, Sammamish, Seattle (2), and Woodinville. We also have consumer loan offices located in Jacksonville, Florida and Mt. Clemens, Michigan. The Bank’s business consists mainly of attracting deposits from the general public as well as wholesale funding sources, and investing those funds primarily in real estate loans, small and mid-sized business loans, and consumer loans.

OVERVIEW

The second quarter of 2006 marked our fifty-fifth consecutive quarter of year-over-year earnings growth, as net income increased 8% over the second quarter of 2005, to $2.7 million, or $0.50 per diluted share, compared to $2.5 million, or $0.45 per diluted share in the second quarter of last year. For the first six months of 2006, net income totaled $5.4 million, up from $5.1 million in the first half of 2005, with diluted earnings per share growing 9% to $1.00, compared to $0.92 in the same period last year. Our return on average equity (ROE) totaled 17.3% for the quarter and 17.5% for the six months ended June 30, 2006, compared to 16.0% and 16.5% in the same periods last year. As a result, we were able to exceed one of our general corporate goals, obtaining an ROE of at least 15%, for both the quarter and year-to-date periods. We did not, however, manage to achieve our other general corporate goal, year-over-year net income growth in the range of 10% to 12%, for either the second quarter or first half of this year. That said, we were successful in achieving 11% year-over-year growth in our diluted earnings per share in the second quarter. Note that we consider these targets to be our corporate goals, and not indicative of current forecasts or expected future operating results.

The primary source of revenue for each of our business lines is net interest income, which is commonly measured with the net interest margin ratio. As had been expected, our margin declined in the second quarter of 2006, though at 3.91% the second quarter margin fell short of the 3.95% to 4.00% range we had anticipated.

After the first quarter, we had indicated that we expected to see continued compression in our net interest margin as we increased sales of our home improvement loans, which are generally among our highest yielding assets. Also expected to impact the margin were large FHLB advance balances that matured over the first quarter of 2006 and large time deposit balances maturing in the second quarter. Based on increases in rates since the times these advances and certificates were originated, these liabilities were subject to renewal at rates much higher than their original rates, resulting in increased interest expense and additional compression of the margin. Taking these factors into account, we expected to see some compression in our net interest margin over the next two quarters.

In addition to the increased level of home improvement loan sales and large liability balances repricing throughout the first and second quarters, the greater than expected decline in the margin was largely attributable to the use of wholesale funds to accommodate asset growth and offset the runoff of deposit balances in the second quarter. Further impacting our margin were rate modifications on a number of multifamily and commercial mortgage loans. In an effort to prevent prepayments of certain multifamily and commercial mortgage loans, rate modifications were offered to some of our borrowers. While these modifications effectively reduced asset yields and negatively impacted the net interest margin, we believe the impact of these modifications on net interest income, and ultimately earnings, to be less than the reduction in net interest income would have been had these loans been refinanced elsewhere and paid off, resulting in an erosion of the multifamily and commercial mortgage portfolio.

The other key driver of net interest income is the growth of the business lines’ earning assets, which totaled nearly $1.04 billion as of the June 2006 quarter-end, up from $1.02 billion at both December 31, 2005, and March 31, 2006. This growth was achieved despite sales of over $10 million in consumer loans during the quarter and a $13 million reduction in the size of our securities portfolio relative to March 31, 2006. The increase in earning assets during the second quarter was attributable to growth in our loan portfolio, with our Business Banking and Residential Lending segments once again making the most significant contributions. Additionally, our consumer lending segment would likely have shown significant growth for the quarter, were it not for the previously mentioned loan sales. Please see the “Net Interest Income,” “Business Segments,” and “Asset and Liability Management” sections for further discussions of net interest income, earning assets, and the processes by which we manage that source of revenue.

A secondary source of revenue is our noninterest income, which rose $486,000 relative to the second quarter of last year, representing growth of nearly 31%, based primarily on the accrual of $400,000 in insurance proceeds from a key-man life insurance policy. The accrual of these proceeds was the result of the passing of our Eastern Region Sales Finance Manager. We are not the beneficiary of any other life insurance policies on employees and we have no bank-owned life insurance. Significant increases in loan sales and resulting gains thereon also contributed to the growth in fee income as compared to last year. For the six months ended June 30, 2006, noninterest income increased $831,000 relative to the prior year level, with the above mentioned insurance proceeds and higher gains on loan sales again being the most significant contributors to the additional income. Please see the “Noninterest Income” section for additional discussion.

Noninterest expense increased $692,000, or 10% in the second quarter of 2006 over the like period of 2005, but rose only 2% on a sequential quarter basis against the first quarter of this year. On a year-to-date basis, noninterest expense grew by $1.5 million, or 11% relative to the same period last year. Depreciation expense contributed significantly to the increase over the second quarter of last year based on improvements made to our First Mutual Center headquarters building and the remodeling and/or reconstruction of several banking centers. Also contributing to the 2006 increase were increased expenditures for credit insurance on our loan portfolio, legal and consulting services, and the implementation of Statement of Financial Accounting Standards No. 123 (R), Share Based Payment, which requires the expensing of stock options. Through the first half of 2006, the expensing of options decreased earnings by $171,000, net of tax, which translated to $0.02 per diluted share. Please see the “Noninterest Expense” section for additional information.

Another critical factor in achieving our goal of consistent earnings is the credit quality of our loan portfolio, which has exceeded the national average for many years. At June 30, 2006, our credit quality remained strong, with total non-performing assets (NPAs) declining to $386,000, or 0.03% of total assets, compared to $797,000, or 0.08% at June 30, 2005, and $897,000, also 0.08%, at the 2005 year-end. For the quarter, we reserved $135,000 in provisions for loan losses, as net charge-offs totaled only $60,000. With this provision, our reserve for loan losses totaled approximately $10.2 million, up from $9.7 million at June 30, 2005 and $10.1 million at the 2005 year-end. Note that the $10.2 million figure for the second quarter of 2006 includes a $341,000 liability representing a reserve for losses for unfunded commitments. The allowance for loan losses represented 1.09% of gross loans at the end of the second quarter, far in excess of non-performing loans, though down from 1.13% at the 2005 year-end and 1.14% as of June 30, 2005. For additional information regarding our credit quality please refer to the “Asset Quality” section.

RESULTS OF OPERATIONS

Net Income

Net income increased 8%, from $2.5 million in the second quarter of 2005 to $2.7 million in the same period of 2006. Net interest income, after provision for loan losses, rose $513,000, and noninterest income increased $486,000 on a second quarter comparison. Partially offsetting the growth in revenue was a rise of $692,000 in noninterest expense.

Net Interest Income

For the quarter and six months ended June 30, 2006, our net interest income increased $198,000 and $629,000 relative to the same periods in 2005. This improvement resulted from growth in our earning assets, as the net effects of asset and liability repricing negatively impacted net interest income for both periods. The following table illustrates the impacts to our net interest income from balance sheet growth and rate changes on our assets and liabilities, with the results attributable to the level of earning assets classified as “volume” and the effect of asset and liability repricing labeled “rate.”

Rate/Volume Analysis	Quarter Ended			Six Months Ended
	June 30, 2006 vs. June 30, 2005			June 30, 2006 vs. June 30, 2005
	Increase/(Decrease) due to			Increase/(Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest Income	(Dollars in thousands)
Total Investments	$(195)	$38	$(157)	$(271)	$48	$(223)
Total Loans	1,457	2,238	3,695	2,823	4,487	7,310

Total Interest Income	$1,262	$2,276	$3,538	$2,552	$4,535	$7,087

Interest Expense
Total Deposits	$320	$1,873	$2,193	$795	$3,743	$4,538
FHLB and Other	(87)	1,234	1,147	(285)	2,205	1,920
Total Interest Expense	$233	$3,107	$3,340	$510	$5,948	$6,458

Net Interest Income	$1,029	$(831)	$198	$2,042	$(1,413)	$629

Earning Asset Growth (Volume)

For the second quarter and first six months of 2006, the growth in our earning assets contributed an additional $1.3 million and $2.6 million in interest income relative to the same periods last year. Partially offsetting this improvement was additional interest expense of $233,000 for the quarter and $510,000 for the first half of the year incurred from the funding sources used to accommodate the asset growth. Consequently, the net impacts of asset growth were improvements in net interest income of slightly more than $1.0 million and $2.0 million compared to the quarter and six months ended June 30, 2005.

Quarter Ended	Average Earning Assets	Average Net Loans	Average Deposits
(Dollars in thousands)
June 30, 2005	$ 979,981	$ 834,064	$ 705,680
September 30, 2005	$ 995,159	$ 854,343	$ 723,595
December 31, 2005	$ 1,009,727	$ 873,042	$ 744,112
March 31, 2006	$ 1,018,253	$ 883,988	$ 772,168
June 30, 2006	$ 1,027,404	$ 902,356	$ 771,979

Our earning assets totaled nearly $1.04 billion as of the June 2006 quarter-end, up from $1.02 billion at both December 31, 2005 and March 31, 2006. This growth was achieved despite sales of over $10 million in home improvement (Sales Finance) loans during the quarter and a $13 million reduction in the size of our securities portfolio relative to March 31, 2006.

The increase in earning assets during the second quarter was attributable to growth in our loan portfolio, with our Business Banking and Residential Lending segments once again making the most significant contributions. Additionally, our consumer lending segment would likely have shown significant growth for the quarter, were it not for the previously mentioned loan sales, which exceeded $10 million for the second quarter.

When taking into account our expected production volumes, payoffs, and loan sales for all business segments, including an estimated $18 million to $21 million in consumer loan sales, our forecast for the total loan portfolio is for no growth, or even modest decline in the third quarter of 2006, followed by an increase of $10 million to $15 million in the fourth quarter.

In contrast to the loan portfolio, our securities portfolio continued to contract in size, declining nearly $26 million compared to the level as of June 30, 2005, $18 million from the year end level, and $13 million from its level as of March 31, 2006. Over the past several quarters, we have typically found the yields available on investment securities to be significantly less attractive than those on loans, particularly when the funding costs to support the additional assets were taken into account. Consequently, as the securities in our portfolio have amortized or matured, we have generally not replaced the paid-off securities balances, but instead redirected those cash flows to support loan growth. In the event that market conditions should become more conducive to holding investment securities, we would consider increasing the size of our securities portfolio at that time.

We generally rely on growth in our deposit balances, including certificates issued in institutional markets through deposit brokerage services, to support our asset growth. During times when our deposit growth is not sufficient to fully support our asset growth, we also utilize advances from the Federal Home Loan Bank of Seattle (FHLB) as an alternative funding source. In our first quarter 2006 press release, we noted that the combination of slow asset growth and a substantial increase in non-maturity deposit balances had allowed us to take steps in improving our funding mix by reducing balances borrowed from the FHLB as well as rates offered on retail certificates of deposit. Were this trend to have continued, it was our expectation that these factors would have contributed to an eventual expansion of our net interest margin, as we would have been increasingly funded with less expensive non-maturity deposits while reducing our reliance on more expensive wholesale funding sources.

Unfortunately, these trends did not continue in the second quarter. Following impressive growth in the first quarter, our non-maturity deposit balances peaked in mid-April, then steadily declined for the next month as a result of outflows for federal income tax and state property tax payments, as well as a substantial reduction in balances maintained by a large commercial customer. While some recovery occurred in June, our non-maturity balances ended the quarter at a level lower than that at which the quarter began. Additionally, as previously noted, following a quarter marked by the absence of asset growth, the size of our loan portfolio increased significantly in the second quarter, and with it our level of total assets. Both of these factors resulted in an increased usage of higher cost wholesale funding sources.

Asset Yields and Funding Costs (Rate)

The effects of interest rate movements and repricing on our loan portfolio accounted for $2.2 million and $4.5 million in additional interest income relative to the second quarter and first half of last year. Adjustable-rate loans, which reprice according to terms specified in our loan agreements with the borrowers, accounted for approximately 82% of our loan portfolio as of June 30, 2006. While most of the repricing of these loans occurs on an annual basis, a notable exception is those loans tied to the prime rate, which typically reprice within one or two days of any increase in the federal funds target rate by the Federal Reserve Bank. With adjustable-rate loans accounting for the vast majority of our loan portfolio, and new loan production being originated at higher interest rates, all major loan categories benefited from rising interest rate indexes.

On the liability side of the balance sheet, the effects of interest rate movements and repricing increased our interest expense on deposits and wholesale funding by more than $3.1 million for the quarter and $5.9 million for the first six months of the year.

As a result, for the second quarter and first six months of 2006, the net effects of rate movements and repricing negatively impacted our net interest income by $831,000 and $1.4 million relative to the same periods in 2005, as the large volumes of maturing/repricing liabilities resulted in a greater increase in liabilities costs than was observed for asset yields.

Quarter Ended	Net Interest Margin
June 30, 2005	4.01%
September 30, 2005	4.03%
December 31, 2005	4.18%
March 31, 2006	4.02%
June 30, 2006	3.91%

As had been expected, our net interest margin continued to decline in the second quarter of 2006. In our first quarter 2006 press release, we had indicated that we expected to see continued compression in our net interest margin as we increased sales of our home improvement (Sales Finance) loans, which are generally among our highest yielding assets. It should be noted that while the sales of these loans negatively impact our net interest margin, these sales result in substantial levels of noninterest income, including the gains on sales recognized at the times of the transactions, as well as servicing fee income earned on an ongoing basis following the sale. Also expected to impact the margin were large FHLB advance balances that matured over the first quarter of 2006 and large time deposit balances maturing in the second quarter. Based on increases in rates since the times these advances and time deposits were originated, these liabilities were subject to renewal at rates much higher than their original rates, resulting in increased interest expense and additional compression of the margin. Between these two factors, we expected our net interest margin to decline over the next two quarters.

At 3.91%, however, the net interest margin achieved for the second quarter fell short of the 3.95% to 4.00% range we had forecast in our first quarter press release. In addition to the increased level of home improvement loan sales and large liabilities balances repricing throughout the first and second quarters, the greater than expected decline in the margin was largely attributable to the previously mentioned second quarter asset growth, runoff in non-maturity deposit balances, and the resulting increased use of more expensive wholesale funds.

An additional factor that has negatively impacted our margin this year has been rate modifications on a substantial part of our Income Property multifamily and commercial mortgage portfolios. As previously noted, the vast majority of loans in our portfolio are adjustable-rate in nature, and most of our multifamily and commercial mortgages have historically been subject to repricing on an annual basis. The current interest rate and competitive environments, however, in which we face a flat yield curve and tighter margins, provide financial incentives for borrowers with such loans to refinance with longer-term, fixed-rate loans. Consequently, prepayment rates for these loans had been running at exceptionally high levels for quite some time. In an effort to prevent prepayments of certain loans, rate modifications were offered to some of our borrowers. While these modifications effectively reduced asset yields and negatively impacted the net interest margin, we believe the impact of these modifications on net interest income, and ultimately earnings, to be less than the reduction in net interest income would have been had these loans been refinanced elsewhere and paid off, resulting in an erosion of the Income Property portfolio.

Noninterest Income

Relative to the second quarter of last year, our noninterest income rose $486,000, representing growth of nearly 31%, based primarily on the accrual of insurance proceeds of $400,000 from a key-man life insurance policy. The accrual of these proceeds was the result of the unexpected passing of our Eastern Region Sales Finance Manager. We currently do not carry key-man life insurance on any other employees and therefore do not expect to receive funds of this nature in the future. Significant increases in loan sales and resulting gains thereon also contributed to the fee income as compared to last year.

For the six months ended June 30, 2006, noninterest income increased $831,000 relative to the prior year level, with the above mentioned insurance proceeds and higher gains on loan sales again being the most significant contributors to the additional income.

	Quarter Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Gains/(Losses) on Loan Sales:
Consumer	$430,000	$201,000	$1,178,000	$702,000
Residential	18,000	38,000	(2,000)	62,000
Commercial	106,000	181,000	134,000	181,000
Total Gains on Loan Sales	554,000	420,000	1,310,000	945,000

Loans Sold:
Consumer	$10,028,000	$5,038,000	$23,043,000	$15,676,000
Residential	13,717,000	4,938,000	23,113,000	12,090,000
Commercial	4,182,000	2,570,000	5,192,000	2,570,000
Total Loans Sold	$27,927,000	$12,546,000	$51,348,000	$30,336,000

As was the case in the first quarter of 2006, our second quarter gains on loan sales significantly exceeded those of the prior year based on a substantial increase in sales of our consumer loans. For the second quarter, gains on sales totaled $554,000, representing a 32% increase over the same period last year.

In our fourth quarter 2005 press release, we noted that we were experiencing an increased level of interest in, and favorable opportunities to market our consumer loans to other institutional investors, as well as our expectation that sales of these loans would likely increase in 2006. This expectation materialized and our loan sales in the first and second quarters exceeded those as compared to the like periods in 2005, though second quarter sales totaled less than the $14 million to $18 million range estimated in our first quarter press release. Based on our current levels of loan production and market demand, our expectation is for our third quarter consumer loan sales to total in the $18 million to $21 million range, significantly exceeding the prior year’s sales levels. Note that these expectations may be subject to change based on changes in loan production, market conditions, and other factors. Improved execution also contributed to the improvement in gains relative to last year, as gains increased nearly 114% from the prior year level while the total volume of loans sold increased 99% from the same period last year.

Based on high sales levels in May and June, the volume of residential loans sold during the quarter and six months ended June 30, 2006 far exceeded the amount sold in the same periods last year.  Relative to the markets for our consumer and commercial loan sales, however, the market for residential loan sales is significantly larger and more efficient.  As a result, residential loan sales are typically sold for very modest gains or potentially even at slight losses in situations in which interest rates are rising quickly.  We believe the construction phase to be the most profitable facet of residential lending and the primary objective in a residential lending relationship.  Following the construction process, our practice is to retain in our portfolio those residential mortgages that we consider to be beneficial to the Bank, but to sell those that we consider less attractive assets.  Included in these less attractive assets would be those mortgages with fixed rates, which we offer for competitive reasons.  Additionally, as residential loans are typically sold servicing released, sales do not result in future servicing income.

Following relatively modest commercial real estate loan sales volume in recent quarters, we sold participations in several commercial real estate loans during the second quarter, though gains still trailed their year ago levels. In June 2005, we sold participations in a large commercial real estate credit that included both the construction financing as well as the permanent mortgage to refinance that loan following the completion of construction, which resulted in an unusually large gain on sale. While our current expectation is that we will expand our commercial real estate loan sales, we would reiterate our comment made in previous quarters that commercial real-estate loan transactions, particularly those that are candidates for sales of participations to other institutions, tend to be larger-dollar credits and unpredictable in their timing and frequency of occurrence. As a result, the volumes of commercial real estate loans sold, and gains thereon, can be expected to vary considerably from one quarter to the next depending on the timing of the loan and sales transactions.

Service Fee Income

	Quarter Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Consumer Loans	$298,000	$341,000	$630,000	$641,000
Commercial Loans	0	26,000	9,000	50,000
Residential Loans	2,000	2,000	(4,000)	4,000
Total Service Fee Income	$300,000	$369,000	$635,000	$695,000

Our second quarter servicing fee income declined nearly 19% from the level earned in the same period last year, with significant reductions observed in servicing income from both consumer and commercial loans serviced for other institutions. Servicing fee income represents the net of actual servicing income received less the amortization of servicing assets, which are recorded when we sell loans, servicing retained, from our portfolio to other investors. The values of these servicing assets are determined at the time of the sales using a valuation model that calculates the present value of future cash flows for the loans sold, including cash flows related to the servicing of the loans. The calculated present value of the servicing rights is then capitalized and amortized in proportion to, and over the period of, the estimated future servicing income.

In the case of consumer loans, net service fee income declined based on an increase in servicing asset amortization expense relative to the level of gross service fee income received. The amortization of servicing assets is reviewed on a quarterly basis, taking into account market discount rates, anticipated prepayment speeds, estimated servicing cost per loan, and other relevant factors. These factors are subject to significant fluctuations, and any projection of servicing asset amortization in future periods is limited by the conditions that existed at the time the calculations were performed, and may not be indicative of actual amortization expense that will be recorded in future periods.

Based on a modest level of sales in recent quarters, fee income earned on our commercial loans serviced for others was not a major contributor to our total service fee income this quarter, as servicing income received was only sufficient to offset the amortization of servicing assets.

In contrast to consumer and commercial loans, residential loans are typically sold servicing released, which means we no longer service those loans once they are sold. Consequently, we do not view these loans as a significant source of servicing fee income.

Fees on Deposits

Fee income earned on deposit accounts rose by $23,000, or 14%, compared to the second quarter of 2005, and $70,000, or 23% relative to the first six months of last year. The improvements over last year were attributable to increased NSF fees and checking account service charges, which have grown as we have continued our efforts to expand our base of business and consumer checking accounts.

Other Noninterest Income

	Quarter Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
ATM/Wire/Safe Deposit Fees	$79,000	$62,000	$154,000	$119,000
Late Charges	66,000	45,000	117,000	94,000
Loan Fee Income	155,000	289,000	250,000	358,000
Rental Income	186,000	144,000	343,000	310,000
Miscellaneous Fee Income	523,000	72,000	587,000	115,000
Other Noninterest Income	$1,009,000	$612,000	$1,451,000	$996,000

Our noninterest income from sources other than those described earlier rose by $397,000, or 65% for the quarter and $456,000, or 46% for the six months ended June 30 relative to the same periods last year. As previously noted, the accrual of insurance proceeds of $400,000 from a key-man life insurance policy, made the most significant contribution to the increase over the prior year.

Also contributing to the increase in miscellaneous fee income was $50,000 related to the marking-to-market of two interest-rate derivatives into which we entered during the second quarter. This income was essentially matched by $50,000 of mark-to-market losses on offsetting derivatives recorded in our other noninterest expense. These derivatives are associated with two commercial loans totaling approximately $3 million and are marked-to-market each quarter. The derivatives were utilized to hedge interest rate risk associated with extending longer-term, fixed-rate periods on commercial real estate loans, and structured such that a gain on any given derivative would be matched against a nearly identical loss on an offsetting derivative, resulting in essentially no net impact to the Bank. To the extent that we continue to offer similar longer-term, fixed-rate periods on commercial real estate loans in the future and use similar derivative structures to manage interest rate risk, this income, as well as the offsetting expense, would be expected to increase in future periods.

We continued to observe significant growth in our ATM/Wire/Safe Deposit Fees, which totaled $79,000 for the quarter and $154,000 for the six months ended June 30, 2006, representing increases of 27% and 30% over the same periods in 2005. The majority of this growth has been attributable to Visa and ATM fee income, which we expect to continue rising as checking accounts become a greater piece of our overall deposit mix.

Rental income also increased significantly relative to the prior year, as the second quarter of 2006 brought the arrival of a new tenant in the First Mutual Center building as well as a recovery of some 2005 operating expenses from other tenants in the building. First Mutual Center has a total of 74,000 square feet. We occupy 55% of the space and tenants occupy 36%, with 9% of the space vacant.

Counter to the trend observed in recent quarters, loan fee income, which totaled $155,000 for the quarter and $250,000 for the first half of the year, declined relative to prior year levels due primarily to a reduction in loan prepayment fees. In May and June of 2005, we received large prepayment penalties associated with the prepayments of some income property loans. In contrast, prepayment penalties on income property loans were relatively minimal in the second quarter of this year.

Noninterest Expense

Noninterest expense increased $692,000, or 10% in the second quarter of 2006 over the like period of 2005. On a year-to-date basis noninterest expense grew by $1,517,000, or 11% compared to the first two quarters of 2005.

Salaries and Employee Benefits Expense

Salary and employee benefits expense increased $145,000, or 3% from the second quarter of 2005 to the same period this year. Salary and employee benefit expense was 8% higher after the first two quarters of 2006 compared to the same period last year, reflecting an increase of $645,000.

	Quarter Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Salaries	$2,994,000	$2,526,000	$5,966,000	$5,147,000
Commissions and Incentive Bonuses	634,000	927,000	1,174,000	1,438,000
Employment Taxes and Insurance	267,000	272,000	568,000	562,000
Temporary Office Help	59,000	70,000	154,000	112,000
Benefits	523,000	537,000	1,061,000	1,019,000
Total	$4,477,000	$4,332,000	$8,923,000	$8,278,000

Salary expense increased both on a quarter-to-quarter and a year-to-date basis. Part of the increase in salary expense is due to the expensing of stock option compensation. We adopted Statement of Financial Accounting Standard 123(R), an accounting standard relating to the valuation and expensing of equity-based compensation, on January 1, 2006. Expenses related to stock options were $135,000 in the first quarter of 2006 and $125,000 in the second quarter of 2006, for a total of $260,000 year-to-date. Stock option expense was down $10,000 from first quarter mainly due to $27,000 in cancelled stock options. We expect a 15% rise in stock option expense in the third quarter as options are granted, followed by a comparable level of expense in the fourth quarter.

Regular compensation grew 17%, or $366,000 on a quarter-over-quarter basis. Over the first half of 2006, regular compensation was up 14%, or $605,000 from the same period of last year. Some of the growth in regular compensation expense is attributed to growth in full-time equivalent (FTE) employees. As of June 30, 2006, we employed 237 FTE employees, versus 218 FTE employees as of June 30, 2005. This change represents staff growth of 9%. Also contributing to the escalation in regular compensation expense were the annual increases in staff salaries, taking effect in April 2006 and generally falling within the range of 2% to 4%.

Loan officer commissions increased 15% this quarter and 11% in the first half of the year mainly as a result of larger loan production volume. The incentive compensation plans for loan production staff tend to vary directly with the production of the business lines. The accrual for the year-end administrative and support staff bonus was down $366,000 and $342,000 for the second quarter and six months ended June 30, 2006, respectively, as compared to the like periods in 2005. The administrative and support staff bonus is paid out at the end of the year and is accrued throughout the year as the bonus is earned. Last year, a larger portion of the annual bonus was accrued in the first half of 2005 as compared to this year.

Expenditures on temporary office help decreased in the second quarter of 2006 but increased over the first half of 2006 relative to the same periods last year. The business areas with the heaviest use of temporary office help during the first six months of 2006 were the sales finance, consumer loan administration, and customer service areas. Temporary office help fills needs in positions affected by turnover.

Occupancy Expense

Occupancy expense increased $194,000, or 23% compared to the second quarter of 2005. For the six months ended June 30, 2006, occupancy expense grew $421,000 or 26%. A large part of the rise in occupancy expense in both the second quarter and the first half of the year was depreciation expense, associated with the remodel of portions of First Mutual Center, our headquarters, and several of our banking centers in 2005 and the relocation of the West Seattle banking center in 2006.

	Quarter Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Rent Expense	$79,000	$81,000	$158,000	$159,000
Utilities and Maintenance	198,000	140,000	402,000	329,000
Depreciation Expense	518,000	395,000	1,028,000	734,000
Other Occupancy Expenses	248,000	233,000	465,000	411,000
Total Occupancy Expense	$1,043,000	$849,000	$2,053,000	$1,633,000

Rent expense was slightly lower in both the second quarter of 2006 and the six month period ending June 30, 2006. This decrease was due to the relocation of the West Seattle Banking Center from a space that we rented to a new building that we own.

Building maintenance expenses were $40,000 higher in the second quarter than in the same period of 2005. The increased expense is attributed to several projects completed throughout the banking centers and at our headquarters, First Mutual Center. These projects included, among other things, new signage, removing old signage at the previous West Seattle Banking Center location, landscaping, and HVAC repairs at First Mutual Center. On a year-to-date basis maintenance expenses were $34,000 higher, indicating that the year-to-date increased expense primarily fell in the second quarter of 2006.

The most significant growth in occupancy expense was in depreciation expense, which rose 31% from the second quarter and 40% from the first half of 2005. The increase in depreciation expense was principally the result of depreciation of the previously noted new office building assets and office building improvements. Besides the depreciation expense associated with these building improvements and the new office building, depreciation expense related to furniture and fixtures grew by 22% for the quarter as compared to second quarter last year. On a sequential quarter basis, depreciation expense showed only modest gains, increasing by $9,000 from the first quarter of this year.

Within the other occupancy costs category, escalations in real estate taxes, software licensing, and the cost of maintenance for computers, furniture, and equipment, contributed to the rise in other occupancy costs. A 38% growth in real estate taxes was the result of annual increases in taxes paid on Bank properties, as well as property taxes on the land purchased for our new Canyon Park banking center, which is scheduled to open in the third quarter of 2007. Software licensing expenses were up on a year-to-date basis as a result of new software licenses purchased for new employees, the acquisition of programs to support our commercial loan business and accounting for stock options. Higher fees on our licensing agreement with Microsoft, which was initiated late in the first quarter of 2005, also added to this expense.

Maintenance costs for computers and equipment rose by 18% on a year-to-date basis but fell on a quarter-to-date basis. The year-to-date increase reflects a strategic change in the management of and contract on, office equipment such as printers and copy machines.

Other Noninterest Expense

Other noninterest expense grew by $353,000, or 18% in the second quarter of 2006 compared to the like period of last year. The largest increases in these expenses are attributable to growth in credit insurance costs, outside services expenditures, taxes, and legal fees. For the first six months of 2006, other noninterest expense was 11%, or $452,000 higher than in the same period of last year.

	Quarter Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Marketing and Public Relations	$268,000	$350,000	$520,000	$704,000
Credit Insurance	479,000	346,000	942,000	679,000
Outside Services	255,000	154,000	423,000	352,000
Taxes	159,000	84,000	303,000	225,000
Information Systems	226,000	226,000	430,000	473,000
Legal Fees	118,000	72,000	305,000	207,000
Other	810,000	730,000	1,624,000	1,455,000
Total Other Noninterest Expense	$2,315,000	$1,962,000	$4,547,000	$4,095,000

Marketing and public relations expenses declined in the second quarter of 2006 compared to the same period last year, as well as for the first six months of the year versus the first six months of 2005. We reduced marketing expenditures in our Residential, Income Property, and Community Business Banking departments during the first half of this year. We anticipate that marketing and public relations costs will be at a similar, reduced level for the remainder of the year.

Credit insurance premium costs rose 39% for both the second quarter and the first half of the year. On a sequential quarter basis, the change is negligible, increasing only 4% over the two preceding quarters. The majority of the credit insurance premiums are attributable to sales finance loans and, to a lesser extent, residential land loans. A small share of the consumer and income property loan portfolios is also insured. As the portfolios and the percentage of the portfolios insured have grown, credit insurance premium expenses have increased. To illustrate, the insured sales finance portfolio balance was 21% higher at June 30, 2006 than it was at the same time last year.

Expenditures on outside services increased $101,000 in the second quarter and $71,000 the first half of 2006 compared to the same periods in the prior year. The current quarter’s outside services expenses were 52% higher than the preceding quarter but only 2% greater than the fourth quarter of 2005. Most of the increase in the second quarter’s expense was the result of consulting services for evaluating efficiency within the commercial loan origination and servicing areas.

Tax expense rose 88% in the second quarter of 2006. The rise in taxes in the first quarter of this year was slight, and as such the increase over the first half of 2006 occurred in the second quarter. Growth in taxes was due to business and occupation taxes paid on income from sales of consumer loans. Another cause of the escalation in taxes is a direct result of our expanded footprint of sales finance operations across the country. As we extend our sales finance lending to more states, we are paying additional taxes to those states in which we operate. We are also in the process of being audited by the State of Washington Department of Revenue, the outcome of which has not been determined.

Legal fees grew by $46,000 in the second quarter and $98,000 for the six months of 2006, compared to the same time periods last year. In the first quarter of 2006 we saw legal cost increases due to fees associated with several non-performing loans. We recovered a portion of these expenses early in the second quarter.

The most significant increase in our legal fees for the first half of this year was in our Sales Finance department. The jump in the department’s legal fees was associated with a biennial compliance review of the Bank’s practices in the states in which we do business. Sales Finance legal expenses for the second quarter of 2006 were $73,000 compared to $17,000 in 2005. For the six months ended June 30, 2006, total Sales Finance legal expenses were $128,000 versus a total of $52,000 for the same period last year.

Included in “other” operating expense is $50,000 related to the mark-to-market of two interest-rate swaps that we entered into in the second quarter. These two swaps are associated with commercial loans totaling approximately $3 million. Offsetting this expense is $50,000 of mark-to-market revenue recorded in “other” income in the noninterest income section.

FINANCIAL CONDITION

Assets

As of June 30, 2006, our assets totaled $1.103 billion, representing a 2% rise over both the $1.085 billion level at March 31, 2006 and the $1.086 billion level at year-end 2005. The increase was largely attributable to loan growth.

Securities

Security investments (available-for-sale and held-to-maturity) declined $13 million during the second quarter and $18 million during the first half of 2006, to $103 million as of June 30, 2006. Our expectation for the remainder of 2006 is that while we may periodically purchase securities throughout the year to replace part of the run-off in securities, we do not anticipate increasing the size of our securities portfolio at the present time. The decrease in securities in the second quarter is larger than we anticipate seeing in the remaining two quarters of this year, as we had a $7 million Treasury security mature in April.

Over the last several quarters, we have typically found the yields available on investment securities to be significantly less favorable than alternative earnings assets, particularly when the funding costs to support the additional assets were taken into account. Consequently, as the securities in our portfolio amortized or matured, we generally did not replace the paid off securities balances, and instead typically elected to redirect those cash flows to support loan growth. In the event that market conditions shift to be more conducive to holding investment securities, we would consider increasing the size of our securities portfolio at that time.

Based on current accounting literature, any investment security purchased is classified in one of the following categories: 1) trading, 2) available-for-sale (AFS), or 3) held-to-maturity. The majority of the securities in our present portfolio are of the second type, available-for-sale. None of the securities in our portfolio are classified in the trading category. Available-for-sale securities are reviewed regularly, and any unrealized gains or losses are recorded in comprehensive income in the shareholders’ equity account. As of June 30, 2006, the balance of the unrealized loss in comprehensive income, net of federal income taxes, related to the AFS securities, totaled $2.7 million, representing an increase over the balances at March 31, 2006, and December 31, 2005, which were $2.0 million and $1.5 million, respectively. Generally, falling interest rates will enhance the amount recorded as unrealized gain, and rising rates will erode unrealized gains, as the market value of securities inversely adjusts to the change in interest rates. The passage of time partially counteracts these interest rate effects, as the unrealized gain or loss on a given security will gradually decline to zero as the security approaches its maturity date. As we do not anticipate liquidating any of our securities currently in an unrealized loss position, we do not expect that any of the current unrealized loss will directly impact the gain or loss from security sales in future periods.

Servicing Assets

Servicing assets represent the servicing rights generated from sales of loans that are sold servicing retained, reduced by the amortization and prepayments of loans serviced, as well as any impairment charges that may occur. Although the increases in servicing assets have not been a major factor in our overall asset growth, this area is expected to continue growing with expected future loan sales.

Servicing assets rose by $836,000, or 45% in the first six months of 2006, and $228,000 or 9% in the second quarter. Comparatively, servicing assets increased $556,000, or 36% in the first half of 2005, and $188,000, or 10% in the second quarter of last year. The growth in servicing assets is mainly attributed to higher volumes of consumer loan sales in the first six months of both the current and past years.

Servicing Assets	2Q 2006	1Q 2006	4Q 2005	2Q 2005
Commercial	$287,000	$275,000	$292,000	$311,000
Residential	82,000	92,000	114,000	11,000
Consumer	2,333,000	2,107,000	1,460,000	1,760,000
Total	$2,702,000	$2,474,000	$1,866,000	$2,082,000
Loan Balances Serviced for Others	$117,789,000	$107,479,000	$105,850,000	$122,154,000

Decreased consumer loan sales in the last three quarters of 2005 followed sizeable sales in the first quarter of last year. During the current year we have been presented with favorable opportunities to sell more consumer loans. As we have taken advantage of these opportunities, our servicing asset balance for consumer loans has risen in both the second quarter and year-to-date. Our consumer loan sales in the first two quarters of 2006 were comparable, with $13 million in sales in the first quarter and $10 million in the second. However, servicing assets increased by a lesser amount in the second quarter than observed in the first quarter. The amortization of servicing assets is evaluated on a quarterly basis, and at the beginning of the second quarter of 2006, the actual amortization of servicing assets changed to reflect a shorter average life of the consumer loans sold. This condensing of the average life consequently increased the amortization amount per time period. As the amortization amount increased at a faster rate, the corresponding servicing asset balances grew at a slower pace.

Servicing assets related to commercial loans decreased slightly from the second quarter and year-end of 2005 but showed a modest climb from March 31, 2006. Last year’s second quarter was especially large due to a sale of a commercial real estate credit that included both construction financing as well as a permanent mortgage to refinance that loan following the completion of construction. We continue to investigate opportunities to sell participations in our commercial real estate loans; however, given the unique nature of these sales, the volumes of commercial real estate loans and the gains thereon can result in significant balance fluctuations across time periods.

Residential loans are generally sold servicing released and subsequently, no servicing asset is acquired. The Bank made a sale in the fourth quarter of 2005 that retained servicing rights. Sales since that time were made without maintaining servicing, resulting in a decline in the residential servicing assets in the first and second quarters of this year.

Loans

Loans receivable, excluding loans held-for-sale, increased $31 million from $878 million at the close of 2005 to $909 million at June 30, 2006, with the vast majority of this growth, or approximately $27 million, occurring in the second quarter. Loan originations rose 15% in the second quarter and 10% in the first six months of 2006, compared to the same periods last year.

Portfolio Distribution	Q2 2006	Q1 2006	Q4 2005	Q2 2005
Single Family (includes held-for-sale)	26%	26%	25%	24%
Income Property	28%	31%	34%	37%
Business Banking	16%	14%	13%	13%
Commercial Construction	5%	4%	3%	3%
Single Family Construction
Spec Construction	3%	3%	2%	2%
Custom Construction	10%	10%	10%	9%
Consumer	12%	12%	13%	12%
Total	100%	100%	100%	100%

The business banking and residential lending portfolios experienced significant increases in the first half of 2006. The business banking portfolio has shown substantial, consistent growth in both the first and second quarters of this year, rising $25 million in the second quarter and $35 million year-to-date.

The residential lending portfolio showed considerable expansion from the first of the year through April, followed by a slowdown in May and June, resulting in year-to-date growth of $17 million. The residential loans in our portfolio are typically non-conforming residential loans that do not meet the requirements for sale into the secondary market and generally offer higher yields than conforming residential mortgages. These non-conforming loans are still considered eligible collateral for borrowing from the FHLB.

Income property loans, as a percentage of the total portfolio, continue to decline. These loans consist of mortgages on investor-owned commercial real estate and multifamily properties. The steady decrease has been largely the result of lower originations of permanent multifamily and commercial real estate loans, along with a high level of prepayments on the loan portfolio, which we attribute to a combination of a flattening of the yield curve and increased competition from other lenders. The flattening of the yield curve, which resulted from rising short-term interest rates and relatively static longer-term interest rates, reduced the rate differential between short- and long-term financing costs and provided a financial incentive for borrowers to select longer-term, fixed-rate loans as opposed to short-term or adjustable-rate financing. As we have historically been an originator of short-term and adjustable-rate loans, this has impacted us in two ways. First, as prospective buyers sought loans with terms that fell outside of our typical underwriting structures, our originations of permanent multifamily and commercial real estate loans declined. Second, with the yield curve providing borrowers with a financial incentive to refinance adjustable-rate loans, which make up the majority of our loan portfolio, with longer-term, fixed-rate debt, the prepayment rates on our income property portfolio remain at relatively high levels. Increased competition among lenders in our local market accelerated both the decline in new volumes as well as portfolio payoffs, as the competition frequently resulted in lenders offering prospective borrowers new loan commitments or existing borrowers the opportunity to refinance at unusually low margins.

We have undertaken several initiatives to reduce the high prepayment rates in the income property loan portfolio and to address borrowers’ requests for fixed-rate loans. In an effort to prevent prepayments of certain loans, we offered rate modifications to some of our borrowers. While these modifications effectively reduced asset yields and negatively impacted the net interest margin, we believe that the benefits outweighed the costs. The impact to net interest income, and ultimately earnings, as a result of these modifications is less than what the reduction in net interest income would have been had these loans paid off and refinanced elsewhere, effectively compressing our income property portfolio. We also offer interest-rate derivatives to hedge interest rate risk associated with extending longer-term, fixed-rate loans to certain commercial real estate borrowers. These derivatives allow us to provide loans with terms more favorable to certain borrowers while offsetting any potential interest rate risk to the Bank as a consequence of offering loans with these terms.

Consumer loans have maintained a stable share of the overall loan portfolio at 12% for both the first and second quarters of 2006. Worth noting is the fact that this percentage has held steady despite substantial sales, in the amount of $23 million, of consumer loans in the first half of the year.

Deposits and Borrowings

While our total deposit balances showed only a modest decrease of $376,000 from year-end 2005 to $760 million at June 30, 2006, deposit balances fell $23 million over the second quarter.

Checking and money market balances declined slightly in the second quarter but increased overall during the first six months of the 2006, showing a balance of $286 million as of June 30, 2006, compared to $291 million at March 31, 2006, and $263 million at year-end 2005. We consider growth in these types of deposits to be very favorable, as greater checking and money market deposits typically help us to decrease our overall cost of funds. To encourage development in this area, we actively monitor the products and rates offered by our competitors in the local market and develop new products and/or offer aggressive rates to attract new balances in the most cost-effective manner possible.

Retail time deposit balances continued to decline in the second quarter, continuing the trend observed in the first quarter. During the first half of this year we have undertaken an initiative to move away from offering rates competitive with the higher rates in the local market. Our aim is to avoid locking in long-term deposits at higher rates. While this has resulted, and will persist in the months ahead, in a minority of depositors exiting the Bank for higher rates elsewhere, the majority of balances are remaining on our books at significantly lower costs to the Bank. The larger drop in retail time deposit balances in the second quarter when compared to the first was partially due to the unusually high number of certificates maturing in the second quarter. The impact of our new pricing initiative on time deposits was more pronounced as this larger volume of time deposits was subject to renewal.

Our preferred supplemental funding mechanism is borrowing funds from the FHLB. After declining in the first quarter, advances from the FHLB rose in the second quarter, moving from $226 million as of December 31, 2005, to $207 million as of the first quarter-end, to $248 million at the end of the recent period. With the higher deposit balance gains in the first three months of 2006, the need for FHLB borrowings declined. Deposit balance runoff in the second quarter, coupled with asset growth, resulted in the use of additional FHLB money. As of June 30, 2006, we had the authority to borrow up to $441 million from the FHLB subject to the level of eligible collateral available.

During the first quarter of this year, modest asset growth and substantial non-maturity deposit balance increases allowed us to reduce the amount of funding borrowed from the FHLB and improve our funding mix. Unfortunately, this trend did not continue into the second quarter. Non-maturity deposit balances peaked in mid-April, then steadily declined for the next month as a result of outflows for federal income tax and state property tax payments, as well as significant reductions in balances retained from a large commercial customer. While we did recover some of this loss in June, our non-maturity deposits ended the quarter at a lower level than at which the quarter began. As our loan portfolio, and thus our total assets, grew in the second quarter, our usage of wholesale funding sources increased to compensate for the larger loan portfolio and the diminished deposit growth.

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

The determination of the level of reserves, and thus any additional provision, is arrived at through a process that begins with the Chief Risk Officer, which analyzes the loan portfolio from a historical credit perspective and a composition and geographic concentration viewpoint. The Asset Management Department then prepares an economic analysis of the Puget Sound region that includes, when appropriate, employment forecasts, housing sales, vacancy rates, and commercial real estate analysis. That information is then reviewed by our Loan Policy Committee, which further evaluates national and international trends and makes a recommendation as to the loan loss provision to the Audit Committee of the Board of Directors. The Audit Committee considers the input of the Asset Management Department and the recommendation of the Loan Policy Committee and determines the appropriate level of reserves. The Board of Directors reviews the actions of the Audit Committee.

For the quarter, we reserved $135,000 in provisions for loan losses, down significantly from the $450,000 provision reserved in the second quarter of 2005. Similarly, through the first six months of the year, the $206,000 reserved in 2006 represented a significant reduction relative to the $850,000 provision for the first half of 2005. The reductions in this year’s provision were based in large part on significant recoveries in the first and second quarters resulting in very low net charge-off levels relative to historical norms as well as the high levels of sales of consumer loans, which typically constitute the majority of our charged-off balances. Our charged-off loan balances, net of recoveries, totaled only $60,000 in the second quarter of 2006 and $113,000 for the first half of the year. In contrast, net charge-offs totaled $231,000 and $442,000 in the second quarter and first half of 2005. Also contributing to the reduction in the first quarter provision was a significant slowdown in the rate of loan portfolio growth during that quarter, and the fact that the loan growth that was experienced had been largely attributable to our residential lending segment, which is generally considered lower risk than other lending segments.

Including $341,000 for unfunded commitments, which is included in “accounts payable and other liabilities” on our balance sheet, our reserve for loan losses totaled approximately $10.2 million at June 30, 2006, up from $9.7 million at June 30, 2005 and $10.1 million at the 2005 year-end. At this level, the allowance for loan losses represented 1.09% of gross loans at June 30, 2006, compared to 1.13% at the 2005 year-end and 1.14% as of June 30, 2005.

Economic conditions in the Puget Sound metropolitan area remained favorable, with solid, though not dramatic growth. Per the FDIC summer 2006 Washington state profile, Washington ranked ninth in the nation for job growth in the first quarter of 2006, with a 3.4% annual gain in non-farm employment as the state’s unemployment rate declined to 4.7% in first quarter 2006. The FDIC profile further indicated that despite signs of the market beginning to slow, the local housing market remained strong, with the year-over-year rate home price appreciation of 19.4%, outpacing all but seven states in first quarter 2006.

Another factor that has influenced the size of the loan loss provision for the last three years has been the level of non-performing assets as a percentage of total assets. At June 30, 2006, our total non-performing assets (NPAs) declined to $386,000, or 0.03% of total assets, compared to $897,000, or 0.08% at the 2005 year-end and $797,000, also 0.08%, at June 30, 2005. The comparative ratio for all FDIC-insured institutions was 0.48% at March 31, 2006 (*). For a number of years we have experienced better than average ratios for non-performing assets and we are hopeful that our credit culture will allow us to continue that trend in the future.

* First Quarter 2006 FDIC Quarterly Banking Profile

Non-Performing Assets

Our exposure to non-performing assets as of June 30, 2006 was:

Fifty-four consumer loans. Full recovery anticipated from insurance claims.	$264,000
One land loan in Western Washington. *	52,000
Seven consumer loans. No anticipated loss.	39,000
Eight consumer loans. Possible loss of the total loan balances.	31,000
Total Non-Performing Assets	$386,000

*During the second quarter an impairment charge was recorded for $110,000 for this loan. The balance owing on the loan at the time was $162,000. Subsequent to the end of the second quarter this property was sold at a trustee’s sale for $134,000. During the third quarter a recovery of $82,000 will be recorded reflecting the sale.

PORTFOLIO INFORMATION

Commercial Real Estate Loans

The average loan size (excluding construction loans) in the Commercial Real Estate portfolio was $714,000 as of June 30, 2006, with an average loan-to-value ratio of 62%. At quarter-end, none of these commercial loans were delinquent for 30 days or more. Small individual investors or their limited liability companies and business owners typically own the properties securing these loans. At quarter-end, the portfolio was 40% residential (multifamily or mobile home parks) and 60% commercial.

The loans in our commercial real estate portfolio are well diversified, secured by small retail shopping centers, office buildings, warehouses, mini-storage facilities, restaurants and gas stations, as well as other properties classified as general commercial use. To diversify our risk and to continue serving our customers, we sell participation interests in some loans to other financial institutions. About 13% of commercial real estate loan balances originated by the Bank have been sold in this manner. We continue to service the customer’s loan and are paid a servicing fee by the participant. Likewise, we occasionally buy an interest in loans originated by other lenders. About $15 million of the portfolio, or 5%, has been purchased in this manner.

Sales Finance (Home Improvement) Loans

The Sales Finance loan portfolio balance increased $3 million to $82 million, based on $22 million in new loan production, $10 million in loan sales, and loan prepayments that ranged from 30%-40% (annualized).

We manage the portfolio by segregating it into its uninsured and insured balances. The uninsured balance totaled $50 million at the end of the second quarter 2006, while the insured balance amounted to $32 million. A decision to insure a loan is principally determined by the borrower’s credit score. Uninsured loans have an average credit score of 741 while the insured loans have an average score of 672. We are responsible for loan losses with uninsured loans, and as illustrated in the following table the charge-offs for that portion of the portfolio have ranged from a low of $55,000 in net recoveries for the most recent quarter to a high of $223,000 in charge-offs in the first quarter 2006. The charge-offs in the first quarter were largely attributable to bankruptcy filings that occurred as a consequence of the change in bankruptcy laws in October 2005.

UNINSURED PORTFOLIO - BANK BALANCES
	Bank Balance	Net Charge-Offs	Charge-offs (% of Bank Portfolio)	Delinquent Loans (% of Bank Portfolio)
June 30, 2005	$44 million	$ 147,000	0.33%	0.77%
September 30, 2005	$48 million	$ 98,000	0.21%	1.20%
December 31, 2005	$52 million	$ 93,000	0.18%	1.18%
March 31, 2006	$47 million	$ 223,000	0.47%	0.92%
June 30, 2006	$50 million	( $55,000)	( 0.11%)	0.58%

Losses that we sustain in the insured portfolio are reimbursed by an insurance carrier. As shown in the following table, the claims to the insurance carrier have varied in the last five quarters from a low of $344,000 to as much as $1,023,000 in the fourth quarter of 2005. The substantial increase in claims paid during the fourth quarter 2005 and first quarter 2006 was also largely related to bankruptcy filings immediately before the change in bankruptcy laws. The standard limitation on loss coverage for this portion of the portfolio is 10% of the original pool of loans for any given pool year.

INSURED PORTFOLIO - BANK AND INVESTOR LOANS
	Claims Paid	Claims (% of Insured Balance)	Delinquent Loans (% of Bank Portfolio)
June 30, 2005	$ 344,000	0.67%	3.23%
September 30, 2005	$ 493,000	0.91%	3.64%
December 31, 2005	$1,023,000	1.87%	3.60%
March 31, 2006	$ 985,000	1.81%	3.60%
June 30, 2006	$ 483,000	0.86%	3.25%

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

In March 2006, the pool for the policy year 2002/2003 reached the 10% cap from Insurer #1. Earlier, in October 2005, we acquired back-up insurance through Insurer #2 to address this circumstance. The policy through Insurer #2 added $1.07 million in additional coverage to that pool year, an amount equal to 10% of the outstanding balances at the policy date. The cost of this policy was competitive with the premiums that we were paying to Insurer #1, however, beginning July 1, 2006 those premiums have been raised by about 60%. Unlike the other insured pools, the premium coverage on this pool with Insurer #2 is subject to periodic adjustments based on their claims experience.

Insurer #1
						Remaining
		Current	Original		Remaining	Limit as %	Current
Policy	Loans	Loan	Loss	Claims	Loss	of Current	Delinquency
Year*	Insured	Balance	Limit	Paid	Limit	Balance	Rate
2002/2003	$21,442,000	$ 8,038,000	$2,144,000	$2,144,000	$0	0%	4.50%
2003/2004	$35,242,000	$16,895,000	$3,524,000	$2,671,000	$853,000	5.05%	4.23%
2004/2005	$23,964,000	$15,725,000	$2,396,000	$ 795,000	$1,601,000	10.18%	3.60%

Policy years close on 9/30 of each year.

Insurer #2
						Remaining
		Current	Original		Remaining	Limit as %	Current
Policy	Loans	Loan	Loss	Claims	Loss	of Current	Delinquency
Year	Insured	Balance	Limit	Paid	Limit	Balance	Rate
2002/2003*	$10,768,000	$ 8,038,000	$1,077,000	$101,000	$976,000	12.14%	4.50%
2005/2006**	$17,811,000	$15,367,000	N/A**	$ 64,000	N/A	N/A	1.53%

*Loans in this policy year are the same loans insured with Insurer #1 during the same time period.

**Not Applicable. Policy year closes on 7/31 of each year.

The prepayment speeds for the entire portfolio continue to remain in a range of 30% to 40%. During the second quarter of 2006, the average new loan amount was $11,113. The average loan balance in the entire portfolio is $9,100, and the yield on this portfolio is 10.42%. Loans with credit insurance in place represent 39% of our portfolio balance, and 29% (by balance) of the loans originated in the second quarter were insured.

Residential Lending

The residential lending portfolio (including loans held for sale) totaled $325 million on June 30, 2006. This represents a decrease of $3 million from the end of the first quarter, 2006. The breakdown of that portfolio at June 30, 2006 was:
	Bank Balance	% of Portfolio
Adjustable rate permanent loans	$177 million	55%
Fixed rate permanent loans	$ 10 million	3%

Residential building lots	$ 43 million	13%
Disbursed balances on custom construction loans	$ 89 million	27%
Loans held-for-sale	$ 6 million	2%
Total	$325 million	100%

The portfolio has performed in an exceptional manner, and currently only two loans, or 0.10% of loan balances, are delinquent more than one payment. The average loan balance in the permanent-loan portfolio is $199,000, and the average balance in the building-lot portfolio is $112,000. Owner-occupied properties, excluding building lots, constitute 76% of the loan balances. Our portfolio program underwriting is typically described as non-conforming, and largely consists of loans that, for a variety of reasons, are not readily salable in the secondary market at the time of origination. The yield earned on the portfolio is generally much higher than the yield earned on a more typical “conforming underwriting” portfolio. We underwrite the permanent loans by focusing primarily on the borrower’s good or excellent credit and our overall exposure on the loan. We manually underwrite all loans and review the loans for compensating factors to offset the non-conforming elements of those loans. We do not currently originate loans with interest-only payment plans nor do we originate an “Option ARM” product, where borrowers are given a variety of monthly payment options that allow for the possibility of negative amortization.

DEPOSIT INFORMATION

The number of business checking accounts increased by 15%, from 2,088 at June 30, 2005, to 2,397 as of June 30, 2006, a gain of 309 accounts. The deposit balances for those accounts grew 13%. Consumer checking accounts also increased, from 7,183 in the second quarter of 2005 to 7,568 this year, an increase of 385 accounts, or 5%. Our total balances for consumer checking accounts declined 5%.

The following table shows the distribution of our deposits.

	Time Deposits	Checking	Money Market Accounts	Savings
June 30, 2005	64%	14%	21%	1%
September 30, 2005	65%	14%	20%	1%
December 31, 2005	64%	14%	21%	1%
March 31, 2006	62%	13%	24%	1%
June 30, 2006	62%	13%	24%	1%

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

Consumer Lending

	Quarter Ended		Six Months Ended
	Net Income	Return on Equity	Net Income	Return on Equity
June 30, 2004	$ 201,000	10.29%	$ 569,000	14.40%
June 30, 2005	$ 127,000	5.40%	$ 514,000	11.45%
June 30, 2006	$ 353,000	15.24%	$ 855,000	18.57%

The Consumer Lending segment’s net income rose significantly relative to the second quarter and first six months of last year based on a combination of earning asset growth and net interest income, a reduction in the provision for loan losses, and additional noninterest income, particularly gains on loan sales, compared to the prior year. These improvements were, however, partially offset by a substantial increase in noninterest expense.

As of the end of the second quarter, the Consumer segment’s earning assets totaled approximately $123 million, an increase of nearly 6% over the prior year’s level, despite consumer loan sales in excess of $23 million in the first half of this year. With the additional earning assets relative to the prior year, new fixed-rate consumer loans bearing higher rates than the older loans in the portfolio, and continued increases in the Prime rate benefiting our home equity line of credit (HELOC) portfolio, the Consumer Lending segment’s interest income increased approximately 17% relative to the second quarter and 19% compared to the first half of last year.

By comparison, however, interest expense rose 38% and 44% relative to the same periods last year. In addition to the cost of the additional funds required to support the growth in earning assets, the increase in interest expense was driven by large FHLB advance balances that matured over the first quarter of 2006 and substantial time deposit balances maturing in the second quarter. Based on increases in interest rates since the times these advances and time deposits were originated, these liabilities were subject to renewal at rates much higher than their original rates, resulting in a significant increase in interest expense relative to the prior year.

Combined, these factors resulted in an increase of nearly 5% in the Consumer segment’s net interest income relative to its second quarter 2005 level and a 6% increase from its level for the first half of last year. Following a $205,000 reduction in the second quarter provision for loan loss relative to the prior year, the segment’s net interest income after provision increased $273,000 and $504,000, or approximately 21% and 19% relative to the second quarter and first half of 2005. Significant recoveries on previously charged-off loans during the second quarter, combined with the high level of loan sales and resulting slowdown in loan portfolio growth, led to the significant reduction in the segment’s provision for loan losses. While we expect our improved collection efforts will contribute to a reduced level of loan losses relative to prior years, we believe that the recoveries and resulting provision for loan loss this quarter represents an unusual situation and expect our provision for loan losses to return to a level more consistent with historical norms in future quarters.

The Consumer segment’s noninterest income exceeded the prior year levels by $242,000 for the second quarter and $537,000 for the first half based on significantly higher volumes of loan sales and gains thereon. For the quarter, gains on consumer loan sales totaled $430,000 on sales of $10 million, up from $201,000 on sales of $5 million in the second quarter of last year. Similarly, gains on sales through the first half of this year totaled $1,178,000 on sales of $23 million, compared to $702,000 on sales of nearly $16 million last year. Based on our current levels of loan production and market demand, our expectation is for third quarter consumer loan sales to total in the $18 million to $21 million range, significantly exceeding the prior year’s sales levels. Note that these expectations may be subject to change based on changes in loan production, market conditions, and other factors.

Partially offsetting the additional net interest and noninterest income, however, was growth in the Consumer segment’s noninterest expenses, which increased $174,000 and $508,000, or 10% and 15% compared to the second quarter and first half of last year, with the largest single contributor being our credit insurance expense. This additional insurance cost was attributable to growth in insured sales finance loan balances, including both the loans in our portfolio and those serviced for other institutions, as well as a supplemental insurance policy taken out in late 2005 on a seasoned pool of previously insured loans. Also contributing to the additional expense were higher compensation costs, which increased as a result of annual salary increases, additional expenditures for temporary office help, and the arrival of new personnel including a new manager for our Sales Finance lending area, as well as higher legal expenses for our Sales Finance operations. The increase in legal expenses was attributable to the biennial compliance review process that evaluates our practices in the states in which we do business.

Residential Lending

	Quarter Ended		Six Months Ended
	Net Income	Return on Equity	Net Income	Return on Equity
June 30, 2004	$ 750,000	28.80%	$ 1,384,000	27.35%
June 30, 2005	$ 870,000	25.07%	$ 1,617,000	24.57%
June 30, 2006	$ 863,000	24.22%	$ 1,930,000	27.01%

For the second quarter of 2006, the Residential Lending segment’s net income totaled $863,000, virtually unchanged from the same period last year, as improvements in net interest and noninterest income were essentially offset by increased noninterest expenses. For the six months ended June 30, this year’s net income totaled over $1.9 million, a 19% increase over the first half of 2005, with the improvement resulting from growth in both net interest income and noninterest income, as well as a reduction in the provision for loan loss. These improvements were also, however, partly offset by rising operating expenses.

The Residential segment has established a track record for consistent earning asset growth in recent years, which continued through the most recent quarter, with the segment’s June 30, 2006 balance indicating earning asset growth of approximately $37 million relative to the level one year prior. With the additional assets and the repricing effects resulting from increases in interest rate indexes from which the loan rates are set, interest income earned on the portfolio increased nearly $1.5 million and $3.4 million, or 29% and 35% relative to the second quarter and first six months of last year.

As with the Consumer Lending segment, the rates of increase for the Residential segment’s interest expense exceeded the rates of interest income growth, totaling 63% and 66% relative to the quarter and six months ended June 30, 2005 due to the rising deposit and wholesale funding rates mentioned earlier, as well as the cost of the additional funds required to support the earning asset growth. With the increase in funding costs and a $62,000 increase in the segment’s provision for loan loss compared to the second quarter of 2005, the segment’s net interest income after provision was virtually unchanged from the second quarter of last year, increasing approximately 1%, or $30,000. For the six months ended June 30, this year’s net interest income after provision exceeded the prior year by nearly 15%.

The Residential Lending segment’s noninterest income rose $135,000, or 43%, for the quarter, and $110,000, or 21%, for the year-to-date period based on an allocation to the business segments of insurance proceeds received from a key-man life insurance policy.

The Residential segment’s noninterest expense increased $174,000, or 9% for the quarter, more than offsetting the income growth over the same period last year. Similarly, for the six months ended June 30, noninterest expense totaled $422,000 more in 2006 than in the prior year. In both cases, a reduction in the amount of loan origination expenses eligible for deferral and amortization contributed significantly to the increase relative to last year.

In accordance with current accounting standards, certain loan origination costs are deferred and amortized over the life of each loan originated, rather than expensed in the current period. Expenses are then reported in the financial statements net of these deferrals. The amount of expense subject to deferral and amortization can vary from one period to the next based upon the number of loans originated, the mix of loan types, and year-to-year changes in “standard loan costs”. In this instance, both the number of loans originated by our Residential lending area as well as the deferred costs associated with each origination declined relative to the prior year.

This resulted in a lower level of expense being deferred and a higher level of expense being recognized in the current period.

Also contributing to the additional expense in the first half of 2006 were rising allocations of administrative and other costs, including expenses incurred at the banking centers. These allocations have increased with the growth of the Residential segment.

Business Banking Lending

	Quarter Ended		Six Months Ended
	Net Income	Return on Equity	Net Income	Return on Equity
June 30, 2004	($ 173,000)	(9.55%)	($ 209,000)	(5.63%)
June 30, 2005	$ 58,000	2.15%	$ 3,000	0.06%
June 30, 2006	$ 48,000	1.40%	($ 63,000)	(0.98%)

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

The Business Banking segment’s second quarter net interest income after provision for loan losses rose $360,000, or 26% over the same period last year, the largest increases of any business segment. Similarly, for the first half of 2006, the segment’s net interest income after provision for loan losses exceeded the prior year level by $553,000, or 20%, the highest percentage increase among the four segments and second largest dollar increase behind the Residential segment. Like the Consumer and Residential segments, the Business Banking segment succeeded in building incremental assets over the prior year, with earning assets totaling $179 million as of June 30, 2006, an increase of 36% over the prior year level and the highest rate of increase for any of the four business segments.

In addition to the earning asset growth, the prevalence of prime-based loans in the Business Banking portfolio also contributed to the improvement in interest income. While the majority of adjustable-rate loans in our portfolio reprice according to contractually defined schedules, most commonly on an annual basis, the rates on prime-based loans typically adjust in response to any change in the prime rate. Consequently, these loans may reprice on several occasions during a given year, and have done so over the course of 2004, 2005, and the first half of 2006.

For the quarter, the Business Banking segment’s noninterest income was virtually unchanged from the prior year, increasing less than 1% relative to the second quarter 2005 level. On a year-to-date basis, the segment’s noninterest income rose $47,000, or more than 12% relative to the prior year. Contributing to the increase in miscellaneous fee income was $50,000 related to the marking-to-market of two interest-rate derivatives into which we entered during the second quarter. This income was essentially matched by $50,000 of mark-to-market losses on offsetting derivatives recorded in our other noninterest expense. These derivatives are associated with two commercial loans totaling approximately $3 million and are marked-to-market each quarter. The derivatives were utilized to hedge interest rate risk associated with extending longer-term, fixed-rate periods on commercial real estate loans, and structured such that a gain on any given derivative would be matched against a nearly identical loss on an offsetting derivative, resulting in essentially no net impact to the Bank. To the extent that we continue to offer similar longer-term, fixed-

rate periods on commercial real estate loans in the future and use similar derivative structures to manage interest rate risk, this income, as well as the offsetting expense, would be expected to increase in future periods. The segment’s noninterest income has also benefited from the expansion of the segment’s deposit base, measured by both total deposit balances as well as the number of open accounts. Fee income earned on these additional deposits has contributed to the improvement in noninterest income, and is expected to generate additional noninterest income for the segment in the future.

Offsetting the growth in net interest and noninterest income was additional noninterest expense of $375,000 relative the second quarter and $702,000 compared to the first six months of last year. Increases in expenses from our retail banking centers and other administrative departments allocated to the Business Banking segment made the most significant contributions to the growth in noninterest expense. The expenses from our retail banking centers allocated to the Business Banking segment have increased largely as a result of the strong growth of our business checking and other commercial deposit accounts. An increase was also observed in the segment’s compensation expense due to higher loan officer commissions in response to this year’s production of earning asset and deposit balances. Additionally, the previously mentioned $50,000 of mark-to-market losses on the offsetting derivatives to those described in the discussion of the segment’s noninterest income were included in the segment’s noninterest expense.

Income Property Lending

	Quarter Ended		Six Months Ended
	Net Income	Return on Equity	Net Income	Return on Equity
June 30, 2004	$ 1,408,000	19.23%	$ 2,757,000	19.06%
June 30, 2005	$ 1,462,000	19.17%	$ 2,968,000	19.53%
June 30, 2006	$ 1,448,000	21.85%	$ 2,703,000	20.29%

The Income Property segment’s net income for the second quarter and first six months of 2006 declined relative to the same periods last year, as a reduction in earning assets negatively impacted net interest income. While improvements were observed in the provision for loan loss, noninterest income, and noninterest expense relative to the prior year, these were insufficient to offset the quarter’s decline in net interest income.

For the second quarter, the segment’s net interest income after provision for loan loss declined $150,000, or 4%, from the prior year level, based on interest income growth of 9% and a more than offsetting 33% increase in interest expense. The year-to-date results appeared similar, as a 33% increase in interest expense exceeded the 7% growth in interest income. Unlike our other business segments, the Income Property segment’s portfolio of earning assets declined in the second quarter of 2006, continuing a trend observed in recent quarters.

The contraction of the segment’s earning assets has been largely attributable to declining originations of permanent multifamily and commercial real estate loans, combined with a high level of prepayments on the loan portfolio, which we attribute to a combination of a flat yield curve and increased competition from other lenders. The flat yield curve, which has resulted from a number of increases in short-term interest rates, has reduced the rate differential between short- and long-term financing costs and provided a financial incentive for borrowers to select longer-term, fixed-rate loans as opposed to adjustable-rate financing. As we have historically been an originator of short-term and adjustable-rate loans, this impacted us in two ways. First, as prospective borrowers sought loans with terms that fell outside of our typical underwriting structures, our originations of permanent multifamily and commercial real estate loans declined. Second, with the yield curve providing borrowers with a financial incentive to refinance adjustable-rate loans, which make up the majority of our loan portfolio, with longer-term, fixed-rate debt, the prepayment rates on our Income Property portfolio remained at relatively high levels. Increased competition among lenders in our local market accelerated both the decline in new volumes as well as portfolio payoffs, as the competition frequently resulted in lenders offering prospective borrowers new loan commitments, or existing borrowers the opportunity to refinance, at unusually low margins.

To address these problems, we have begun utilizing interest rate swaps in connection with the underwriting of longer-term, fixed-rate commercial real estate loans, which address prospective borrowers’ demand for longer-term, fixed-rate loans, and the preference of depositors for instruments of significantly shorter terms. With these interest rate swaps, we can originate commercial mortgage loans with amortization schedules of up to thirty-years and a fixed-rate for the ten-years until the loan’s contractual maturity. To hedge the interest rate risk exposure presented by these ten-year, fixed-rate instruments, we utilize interest rate swaps on a loan-by-loan basis to convert each loan’s fixed interest rate to an adjustable market index rate subject to regular repricing, typically the one-month LIBOR rate, plus a margin determined at the time the swap is put in place.

The segment’s second quarter noninterest income rose $107,000, or 29%, relative to the same period last year, and $137,000, or 24%, for the year-to-date period based on an allocation to the business segments of insurance proceeds received from a key-man life insurance policy. The allocation of these proceeds offset a reduction in gains on loan sales relative to the prior year. While we sold participations in several commercial real estate loans during the second quarter of 2006, gains still trailed their year ago levels. In June 2005, we sold participations in a large commercial real estate credit that included both the construction financing as well as the permanent mortgage to refinance that loan following the completion of construction, which resulted in an unusually large gain on sale.

In contrast to the other business segments, noninterest expense for the Income Property segment declined by 2% compared to the second quarter of last year, and 3% relative to the first half of the year. As previously noted, the asset growth exhibited by the other business lines was not observed with the Income Property segment, which instead saw its balances decline as the other business lines grew their operations and became larger components of our overall asset mix. Consequently, for a number of different expenses that we allocate out to the business segments, such as banking center and administrative costs, the percentages allocated to other business lines increased over the prior year with their growing activity and asset balances, thus reducing the percentage allocated to the Income Property segment.

LIQUIDITY

Our primary sources of liquidity are loan and security sales and repayments, deposits, and wholesale funds. A secondary source of liquidity is cash from operations, which, though not a significant source of liquidity, is a consistent source based upon the quality of our earnings. Our principal uses of liquidity are the origination and acquisition of loans and securities, and to a lesser extent, to purchase facilities and equipment.

	Quarter Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(Dollars in thousands)
Loan Originations (disbursed)	$158,000	$137,000	$280,000	$255,000
Increase/(Decrease) in Undisbursed Loan Proceeds	(3,000)	4,000	2,000	11,000
Security Purchases	0	0	7,000	6,000
Total Originations and Purchases	$155,000	$141,000	$289,000	$272,000

Loan and Security Repayments	$105,000	$103,000	$217,000	$186,000
Sales of Loans	28,000	12,000	51,000	30,000
Total Repayments and Sales	$133,000	$115,000	$268,000	$216,000

Net Difference	$22,000	$26,000	$21,000	$56,000

Loan and security sales and repayments, our most significant sources of funding, are heavily influenced by trends in mortgage rates. When rates trend downward, our prepayment speeds typically increase as borrowers refinance their loans at lower interest rates. Conversely, as rates move upwards, prepayments will generally tend to slow, as fewer borrowers will have a financial incentive to refinance their loans. The loan portfolio, excluding loans sold into the secondary market and spec construction loans, experienced an annualized prepayment rate of 38% in the first half of 2006, compared to 40% for the first quarter and 35% for the fiscal year 2005.

We believe the flat to inverted shape of the yield curve in the first six months of 2006 likely contributed to the continued high level of prepayments, as the rate differential between short- and long-term financing diminished and reduced the financial incentive for borrowers to use shorter-term, adjustable-rate financing rather than longer-term fixed rate loans. This, in turn, provides borrowers holding short-term or adjustable-rate loans with an incentive to refinance with long-term fixed-rate loans.

Our preferred method of funding the net difference between originations/purchases and repayments/sales is with deposits. To the extent that deposit growth is insufficient to fully fund the difference, we may rely on wholesale funding sources including, but not limited to FHLB advances, brokered certificates of deposit, and reverse repurchase agreements. During the second quarter and first six months of 2005 and 2006, changes in funds from deposits and borrowings were as follows:

	Quarter Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(Dollars in thousands)
Deposits	$(23,000)	$28,000	$0	$44,000
Borrowings	41,000	(5,000)	23,000	(6,000)

Total	$18,000	$23,000	$23,000	$38,000

After substantial growth in the first quarter of 2006, our deposits, including those issued through brokerage services, ended the second quarter of 2006 at virtually the same level as December 31, 2005. While the overall level of deposits showed little change over the last six months, our deposit mix changed significantly, with over $21 million in non-maturity deposit growth offsetting a similar reduction in time deposit balances. Some of the runoff in retail time deposits was offset by the addition of $7 million in brokered deposits, which is the net of $27 million in new brokered deposits less $20 million which have matured since December 31, 2005.

In our commentary following the first quarter of this year, we noted that a combination of slow asset growth and a substantial increase in non-maturity deposit balances had allowed us to take steps in improving our funding mix by reducing balances borrowed from the FHLB. Unfortunately, these trends did not continue in the second quarter. Following the impressive deposit growth in the first quarter, balances peaked in mid-April, then steadily declined for the next month as a result of outflows for federal income tax and state property tax payments, as well as a substantial reduction in balances maintained by a large commercial customer. While some recovery occurred in June, our deposit balances ended the second quarter at a level lower than that at which the quarter began. Additionally, following a quarter marked by the absence of asset growth, the size of our loan portfolio increased significantly in the second quarter. Both the deposit runoff and asset growth resulted in an increased usage of wholesale borrowings in the second quarter.

The inflow of deposits varies from period to period, and our ability to raise liquidity from this source is dependent on our effectiveness in competing with other financial institutions in our local market. That competition tends to focus on rate and service. Although we control the quality of service that we provide, we have no control over the rates offered by our competitors.

Our other major source of liquidity is wholesale funds, which includes borrowings from the FHLB, brokered deposits, reverse repurchase agreements, and a revolving line of credit at the Holding Company level. The most utilized wholesale funding source is FHLB advances, which totaled $248 million at June 30, 2006. Our credit line with the FHLB is reviewed annually, and our maximum allowable borrowing level is currently set at 40% of assets or $441 million. As a percentage of quarter-end assets, our FHLB borrowings totaled 23%, compared to 22% at June 30, 2005, and 21% at the 2005 year-end. Potential risks associated with this funding source include the reduction or non-renewal of the line and insufficient collateral to utilize the line. We try to mitigate the risk of non-renewal by maintaining the credit quality of our loans and securities and attending to the quality and consistency of our earnings.

The potential risk of not holding sufficient collateral to utilize our available FHLB line as needed is monitored to ensure that ample collateral is available to meet our funding needs. Eligible collateral to secure our FHLB line totaled $302 million as of June 30, 2006, representing 27% of total quarter-end assets. Our two principal sources of preferred collateral are single-family residential and multifamily loans. Over the last three years, we have seen an increase in single-family loans, while the level of multifamily loans has declined. As of June 30, 2006, single-family loans represented 26% of our total loan portfolio, up from 25% at the year-end and 24% at June 30 of last year. The percentage of multifamily loans, on the other hand, has fallen from 20% at June 30, 2005, to 17% at the year-end, to 14% at the end of the present quarter. Combined, single-family and multifamily loans comprised 40% of our loan portfolio as of June 30, 2006, which is down from the 44% level at the same period last year. Because single-family lending is our most profitable business segment and has exhibited steady growth in the last few years, we are encouraged that the business line will be able to provide sufficient collateral to meet our FHLB borrowing requirements.

Brokered deposits, which are included in the deposit totals, amounted to $49 million as of June 30, 2006, compared to $51 million at March 31, 2006, and $41 million at June 30 of last year. The decision to increase our institutional deposits in recent quarters has been attributable to rate differentials between these deposits and FHLB advances. Historically, rates on the two funding sources have been very comparable. At various points during the last quarter of 2005 and the first two quarters of this year, interest rates on brokered deposits fell below those of similar term FHLB advances. Consequently, we increased our use of this funding source and routinely issued brokered deposits to replace maturing FHLB advances. As of June 30, 2006, brokered deposits represented 6.5% of total deposits. We may continue to increase our use in the future, depending on the costs of various wholesale funding sources and subject to internal policy limits. Policy limits dictate that up to 20%, or $152 million as of June 30, 2006, of total deposits may be composed of brokered deposits. A risk associated with this type of funding is that the market would be unable to accept a high enough volume of brokered deposits from our Bank to reach the 20% policy limit. In addition, any perceived or factual reputation risk associated with the Bank could endanger our ability to collect deposits from brokered or institutional sources. Again, the Bank works to mitigate such risk by actively managing the credit quality of our loans and securities, and the quality and consistency of our earnings.

Reverse repurchase lines are lines of credit, typically collateralized by securities. One available line has a limit of $10 million. While securities are the preferred source of collateral on this line, loans may be used as collateral as well, including loans that are not otherwise eligible for FHLB advances. The other accessible line does not have a specific borrowing limit, but rather the borrowing ceiling is dependent on the Bank’s eligible collateral, the source of which is non-pledged securities. As of June 30, 2006, eligible collateral available was $72 million. The risks associated with these lines are the withdrawal of the line based on credit standing of the Bank and the potential lack of sufficient collateral to support the lines. Risk mitigation techniques include attending to the quality and reliability of our earnings, as well as to the quality of our credit.

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

In addition to using liquidity to fund loans and securities, we routinely invest in facilities and equipment. In the first half of 2006 we spent $2.7 million in this area, of which $1.3 million was expended in the second quarter. Last year we invested $3.9 million in these assets in the first six months of the year. Over the remainder of the year we have allocated $1.7 million for facilities and equipment expenditures. Planned projects include continued renovation of portions of First Mutual Center and continuing construction on our new banking center at Canyon Park.

CAPITAL

The FDIC’s statutory framework for capital requirements establishes five categories of capital strength, ranging from a high of well capitalized to a low of critically under-capitalized. An institution’s category depends upon its capital level in relation to relevant capital measures, including a risk-based capital measure, a leverage capital measure, and certain other factors. At June 30, 2006, we exceeded the capital levels required to meet the definition of a well-capitalized institution:

	Actual	Minimum for Capital Adequacy Purposes	Minimum to be Categorized as “Well Capitalized” Under Prompt Corrective Action Provisions
Total capital (to risk-weighted assets):
First Mutual Bancshares, Inc.	11.10%	8.00%	N/A
First Mutual Bank	11.05	8.00	10.00%

Tier I capital (to risk-weighted assets):
First Mutual Bancshares, Inc.	9.89	4.00	N/A
First Mutual Bank	9.84	4.00	6.00

Tier I capital (to average assets):
First Mutual Bancshares, Inc.	7.44	4.00	N/A
First Mutual Bank	7.54	4.00	5.00

SUBSEQUENT EVENTS

In our second quarter 2006 Press Release dated July 19, 2006 we stated that we were in negotiations to sell our 2002/2003 pool of Sales Finance loans and that it was our intent to complete the sale during the third quarter.  Subsequent to that time the decision has been made to retain those loans within the portfolio. We also noted in that release that the insurance rate by Insurer #2 had been raised by 60%. We have subsequently canceled the coverage with Insurer #2 because of the rate increase and currently only carry insurance with the original insurer. Because the policy limit of 10% of original loan balances has been reached with the original insurer we effectively have no coverage for loss claims on this pool.

On July 28, 2006 we declared a 5-for-4 stock split to be distributed on October 4, 2006 to shareholders of record on September 13, 2006.

The FDIC recently completed a Community Reinvestment Act examination to assess our record of meeting the credit needs of our entire community, including low- and moderate income neighborhoods, consistent with safe and sound operations. We were rated “needs to improve” for the three-year period ending December 31, 2005. The FDIC public disclosure performance evaluation is available from the Bank’s CRA officer and will be available shortly on the FDIC’s website.

This rating will be taken into account by the FDIC in considering an application for approval of the establishment of a new banking center, the relocation of our main office or a banking center, or the merger, consolidation, acquisition of assets, or assumption of liabilities. This rating may be the basis for denying or conditioning approval of such an application.

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

In the second quarter of 2006, we began to utilize interest rate swaps in connection with the underwriting of longer-term, fixed-rate commercial real estate loans. This decision was the result of prospective borrowers’ demand for longer-term, fixed-rate loans, and the preference of depositors for instruments of significantly shorter terms. Under this program, we originate commercial mortgage loans with amortization schedules of up to thirty-years, with an initial ten year fixed rate. To hedge the interest rate risk exposure presented by ten-year, fixed-rate instruments, we utilize interest rate swaps on a loan-by-loan basis to convert each loan’s fixed rate to an adjustable rate subject to regular repricing relative to a market index rate, typically the one-month LIBOR rate. As this is a new program, with the first two such credits just originated in the second quarter, we do not yet have an expectation of the number of loans that will likely be originated and hedged in such a manner. These interest rate swaps will be used solely for the purpose of managing the interest rate risk associated with longer-term, fixed-rate assets, and will not be used for any speculative purposes.

Net Interest Income (NII) and Economic Value of Equity (EVE) Simulation Model Results

	June 30, 2006		December 31, 2005
	Percentage Change		Percentage Change
Change in Interest Rates	Net Interest	Economic Value	Net Interest	Economic Value
(in basis points)	Income	of Equity	Income	of Equity
+200	0.40%	(3.52%)	0.06%	(2.72%)
+100	n/a	(1.11%)	n/a	(0.55%)
-100	n/a	0.58%	n/a	(1.94%)
-200	1.44%	(1.06%)	(1.32%)	(6.54%)

Net Interest Income Simulation

Our income simulation model, based on information as of June 30, 2006, indicated that our net interest income over the following twelve months was projected to increase from its “base case” level in scenarios in which interest rates are assumed to gradually increase or decline by 200 bps over a twelve-month period. The magnitudes of the changes, however, suggest that there is little sensitivity in net interest income from the “base case” level over a twelve-month horizon in either scenario, as an increase in net interest income of only 0.40% was observed in the rising rate environment, and a change of 1.44% was indicated in the falling rate scenario.

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

In the simulated 200 bps upward shift of the yield curve, the discount rates used to calculate the present values of assets and liabilities will increase, causing the present values of both assets and liabilities to fall, with more prominent effects on longer-term, fixed-rate instruments. Additionally, when interest rates rise, the cash flows on our assets are typically expected to decelerate as borrowers are assumed to become less likely to prepay their loans. As the cash flows on these assets are shifted further into the future, their present values are further reduced. Our EVE simulation model results as of June 30, 2006 indicated that our assets and liabilities would be expected to exhibit similar levels of sensitivity to rising rates, with the economic value of assets declining by 2.52%, compared to a decline of 2.40% for our liabilities. Given the higher asset sensitivity and greater asset balance than liabilities, the reduction in the economic value of assets exceeded the impact on liabilities. Consequently, the economic value of our equity was negatively impacted in this scenario, declining 3.52%.

The opposite occurs when rates decline, as the discount rates used to calculate the present values of assets and liabilities will decrease, causing the present values of both assets and liabilities to rise. Counteracting this effect for assets, however, is the tendency for cash flows from assets to accelerate in a falling rate scenario, as borrowers refinance their existing loans at lower interest rates. These loan prepayments prevent the economic values of these assets from increasing in a declining rate scenario, illustrating an effect referred to as negative convexity. Taking this negative convexity into account, the simulation results indicated a negative impact to EVE in the falling rate scenario. In this case, the economic values of both assets and liabilities were positively impacted when rates were assumed to fall by 200 bps, assets by 1.95% and liabilities by 2.29%. As a result, with the value of liabilities rising more than asset values, our economic value of equity was negatively impacted in this scenario, declining 1.06%.

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

One-Year Interest Rate Sensitivity Gap

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
One-Year Repricing/Maturing Assets	$689,212	$715,543
One-Year Repricing/Maturing Liabilities	786,867	773,093

One-Year Gap	$(97,655)	$(57,550)

Total Assets	$1,103,168	$1,086,165

One-Year Interest Rate Gap as a Percentage of Assets	(8.9%)	(5.3%)

At a negative, or liability sensitive, 8.9% of assets, our twelve-month interest rate sensitivity gap as of June 30, 2006 indicated increased liability sensitivity relative to the 5.3% observed at the 2005 year-end. Impacting the gap ratio as of June 30 was a timing difference between approximately $19 million of the hybrid ARM securities held in our investment portfolio and the FHLB advances utilized to fund their purchase. The subject securities were purchased in the second quarter of 2004 with trade settlement scheduled for late in the quarter and a first rate reset date in July 2007. Given the velocity at which market interest rates were moving at that time, however, the funding sources for these securities, and thus our margins on the trades, were locked in at the times of the trades. Consequently, the funding sources are subject to maturity near the end of the second quarter of 2007, and are thus included in the “One-Year Repricing/Maturing Liabilities” in the above table, while the corresponding assets are not subject to reprice until July 2007, and are thus just beyond the one-year time horizon. The impact of this timing difference on our one-year gap ratio will be reversed in July 2006, with a corresponding decrease in liability sensitivity of approximately 1.7%.

Securities

ITEM 3

The following table sets forth certain information regarding carrying values and percentage of total carrying values of the Bank’s consolidated portfolio of securities classified as available-for-sale and held-to-maturity (dollars in thousands).

	June 30,
	2006		2005
Available-for-Sale:	Carrying Value	Percent of Total	Carrying Value	Percent of Total

US Government treasury and agency obligations	$10,611	11%	$17,975	15%
Mortgage backed securities:
Freddie Mac	14,847	15%	17,805	14%
Ginnie Mae	37,871	39%	49,605	41%
Fannie Mae	33,810	35%	36,044	30%
Total mortgage-backed securities	86,528	89%	103,454	85%

Total securities available-for-sale	$97,139	100%	$121,429	100%

	June 30,
	2006		2005
Held-to-Maturity:	Carrying Value	Percent of Total	Carrying Value	Percent of Total

Municipal bonds	$1,166	19%	$1,200	16%
Mortgage backed securities:
Freddie Mac	325	5%	481	6%
Fannie Mae	4,662	76%	5,982	78%
Total mortgage-backed securities	4,987	81%	6,463	84%

Total securities held-to-maturity	$6,153	100%	$7,663	100%

Estimated market value	$6,032		$7,754

ITEM 3A

The following table shows the maturity or period to repricing of the Bank’s consolidated portfolio of securities available-for-sale and held-to-maturity (dollars in thousands):

	Available-for-sale at June 30, 2006
	One Year or Less		Over One to Three Years		Over Three to Five Years		Over Five to Ten Years		Over Ten to Twenty Years		Over Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Available-for-Sale:

US Government treasury and agency obligations	$—		$—		$5,748	4.08%	$—		$4,863	4.00%	$—		$10,611	4.05%
Mortgage backed securities:
Ginnie Mae	8,798	3.75%	29,074	4.15%	—		—		—				37,872	4.06%
Freddie Mac	280	5.46%	1,761	4.08%	2,938	3.50%	3,245	4.61%	6,622	4.50%	—		14,846	4.29%
Fannie Mae	364	5.62%	4,922	4.79%	3,314	4.11%	—		25,210	4.30%	—		33,810	4.36%
Total mortgage-backed securities	9,442	3.87%	35,757	4.24%	6,252	3.82%	3,245	4.61%	31,832	4.34%	—		86,528	4.22%

Total securities available-for-sale -- Carrying Value	$9,442	3.87%	$35,757	4.24%	$12,000	3.95%	$3,245	4.61%	$36,695	4.29%	$—	0.00%	$97,139	4.20%

Total securities available-for-sale -- Amortized Cost	$9,658	3.87%	$36,484	4.23%	$12,579	3.94%	$3,360	4.61%	$39,126	4.29%			$101,207	4.20%

	Held-to-Maturity at June 30, 2006
	One Year or Less		Over One to Three Years		Over Three to Five Years		Over Five to Ten Years		Over Ten to Twenty Years		Over Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Held-to-Maturity:

Municipal bonds	$—		$—		$—		$—		$220	5.38%	$946	6.30%	$1,166	6.12%
Mortgage backed securities:
Freddie Mac	325	6.86%	—		—		—		—		—		325	6.86%
Fannie Mae	1,661	6.71%	1,385	4.32%	—		—		1,616	4.78%	—		4,662	5.33%
Total mortgage-backed securities	1,986	6.73%	1,385	4.32%	—		—		1,616	4.78%	—		4,987	5.43%

Total securities held-to-maturity -- Carrying Value	$1,986	6.74%	$1,385	4.32%	$—		$—		$1,836	4.85%	$946	6.30%	$6,153	5.57%

Total securities held-to-maturity -- Fair Market Value	$2,024	6.74%	$1,329	4.34%	$—		$—		$1,743	4.85%	$936	6.31%	$6,032	5.60%

ITEM 4.	Controls and Procedures

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

At June 30, 2006, the Company was not engaged in any litigation, which in the opinion of management, after consultation with its legal counsel, would be material to the Company.

ITEM 1A.	Risk Factors

For information regarding certain Risk Factors, please refer to Part I, Item 1A, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of First Mutual Bancshares, Inc. was held on April 27, 2006. The results of votes on the matters presented at the Meeting are as follows:

The following individuals were elected as directors for the term noted:

CLASS II DIRECTORS	VOTES FOR	VOTES WITHHELD	TERM

James J. Doud Jr.	5,181,927	25,515	3 Years
Richard S. Sprague	5,155,844	51,598	3 Years
Robert C. Wallace	5,187,927	19,515	3 Years

The terms of the Class I and III directors expire at the Annual Meeting of Shareholders for 2008 and 2007, respectively.

CLASS I DIRECTORS, term expires in 2008

Janine Florence
F. Kemper Freeman, Jr.
Robert J. Herbold
Victor E. Parker

CLASS III DIRECTORS, term expires in 2007

Mary Case Dunnam
George W. Rowley, Jr.
John R. Valaas

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

(3.1)	Amended and Restated Articles of Incorporation, incorporated by reference onForm 10-Q filed with the SEC on August 8, 2005.

(3.3)	Bylaws (as amended and restated), incorporated by reference on Form 10-Q filed with the SEC on August 13, 2004.

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

Date: August 8, 2006	FIRST MUTUAL BANCSHARES, INC.

	By:	/s/ John R. Valaas
John R. Valaas
President and Chief Executive Officer

By:	/s/ Roger A. Mandery
Roger A. Mandery
Executive Vice President (Principal Financial Officer)