Form 10-Q
period 2006-09-30
FIRST MUTUAL BANCSHARES INC
filed 2006-11-07
CIK 1098337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended................................................September 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.                  November 1, 2006                                       6,671,511

FIRST MUTUAL BANCSHARES, INC.

QUARTERLY REPORT ON FORM 10-Q
September 30, 2006

-i-

PART I : FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS DISCLAIMER

Our Form 10-Q for the quarter ended September 30, 2006, contains statements concerning forecasts of our financial results and condition, expectations of our operations and business and our assumptions for those forecasts and expectations that are forward-looking statements for the purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements regarding our forecasts and expectations with respect to our target net income and return on equity; as well as references to potential changes in interest rate margins, anticipated changes in our loan portfolio and growth or reductions in sales of loans and securities, expectations regarding our Business Banking segment and other segments, observations regarding our loan collections and provision for loan losses, expectations regarding our stock option, marketing and public relations expenses and our gain on sale of consumer loans and information based on our market risk models and analysis. Although we believe that the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, operations, and prospects, these forward-looking statements are subject to numerous uncertainties and risks, and actual events, results, and developments will ultimately differ from the expectations and may differ materially from those expressed or implied in such forward-looking statements. Factors which could affect actual results include economic conditions in our market area and the nation as a whole, interest rate fluctuations, the impact of competitive products, services, and pricing, our credit risk management, our ability to control our costs and expenses, loan delinquency rates, and the legislative and regulatory changes affecting the banking industry. There are other risks and uncertainties that could affect us which are discussed from time to time in our filings with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We are not responsible for updating any such forward-looking statements.

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

Item 1. Financial Statements

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2006	2005
Assets	(Unaudited)

Cash and cash equivalents:
Interest-earning deposits	$1,964,047	$1,229,176
Noninterest-earning demand deposits and cash on hand	12,417,206	24,551,436

Total cash and cash equivalents	14,381,253	25,780,612

Mortgage-backed and other securities available-for-sale	93,675,270	114,450,342
Mortgage-backed and other securities held-to-maturity
fair value of $5,688,890 and $6,970,890	5,733,277	6,966,295
Loans held for sale	11,411,335	14,683,507

Loans receivable	918,453,400	878,066,241
Reserve for loan and lease losses	(10,027,767)	(10,069,020)
Loans receivable, net	908,425,633	867,997,221

Accrued interest receivable	5,730,670	5,350,493
Land, buildings and equipment, net	35,317,706	33,483,998
Federal Home Loan Bank (FHLB) stock, at cost	13,122,300	13,122,300
Servicing assets	3,294,649	1,865,698
Other assets	2,844,857	2,464,369

Total Assets	$1,093,936,950	$1,086,164,835
See Notes to the Financial Statements

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Continued)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Liabilities
Deposits:
Money market deposit and checking accounts	$277,995,695	$263,444,641
Savings	6,971,783	8,053,510
Time deposits	489,946,525	489,222,486

Total deposits	774,914,003	760,720,637

Drafts payable	988,487	733,773
Accounts payable and other liabilities	8,171,411	15,706,624
Advance payments by borrowers for taxes and insurance	3,017,677	1,671,496
FHLB advances	217,698,265	225,705,005
Other advances	4,600,000	4,600,000
Junior subordinated long-term debentures	17,000,000	17,000,000

Total liabilities	1,026,389,843	1,026,137,535

Stockholders’ Equity
Common stock (1), $1 par value, 30,000,000 shares authorized,
6,670,269 and 6,621,013 shares issued and outstanding	$6,670,269	$6,621,013
Additional paid-in capital (1)	44,880,131	43,964,588
Retained earnings	17,641,805	10,877,529
Accumulated other comprehensive income(loss):
Unrealized (loss) on securities available-for-sale
and interest rate swap, net of federal income tax	(1,645,098)	(1,435,830)

Total stockholders’ equity	67,547,107	60,027,300

Total Liabilities and Stockholders’ Equity	$1,093,936,950	$1,086,164,835

(1)	The number and amount of common shares outstanding at December 31, 2005 has been adjusted to show the effect of the five-for-four stock split paid October 4, 2006.

See Notes to the Financial Statements

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Quarter ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(Unaudited)

Interest Income
Loans receivable	$19,680,961	$15,759,340	$55,745,902	$44,514,943
Interest on available-for-sale securities	1,031,712	1,209,921	3,313,251	3,747,565
Interest on held-to-maturity securities	84,677	97,635	261,784	294,294
Interest other	160,884	97,020	410,645	292,757

Total interest income	20,958,234	17,163,916	59,731,582	48,849,559

Interest Expense
Deposits	6,909,960	4,913,080	19,273,338	12,738,459
FHLB and other advances	3,866,238	2,234,239	10,020,244	6,467,518

Total interest expense	10,776,198	7,147,319	29,293,582	19,205,977

Net interest income	10,182,036	10,016,597	30,438,000	29,643,582

Provision for loan and lease losses	267,250	325,000	473,087	1,175,000

Net interest income, after provision
for loan and lease losses	9,914,786	9,691,597	29,964,913	28,468,582

Noninterest Income
Gain on sales of loans	914,845	173,394	2,225,495	1,117,887
Servicing fees, net of amortization	297,561	317,988	932,329	1,013,541
Fees on deposits	181,827	166,343	557,433	472,232
Other	915,867	454,135	2,367,306	1,449,866

Total noninterest income	2,310,100	1,111,860	6,082,563	4,053,526

See Notes to the Financial Statements

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Continued)
	Quarter ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(Unaudited)

Noninterest Expense
Salaries and employee benefits	$4,351,391	$3,738,866	$13,274,632	$12,017,046
Occupancy	1,038,005	851,397	3,090,835	2,483,684
Other	2,310,122	2,043,631	6,857,266	6,138,971

Total noninterest expense	7,699,518	6,633,894	23,222,733	20,639,701

Income before provision for federal income tax	4,525,368	4,169,563	12,824,743	11,882,407

Provision for federal income tax	1,524,630	1,440,202	4,398,196	4,051,441

Net Income	$3,000,738	$2,729,361	$8,426,547	$7,830,966

Per Share Data(2):

Basic earnings per common share	$0.45	$0.41	$1.27	$1.18

Diluted earnings per common share	$0.43	$0.39	$1.23	$1.13

Weighted Average Number of Shares Outstanding	6,655,307	6,688,416	6,642,156	6,654,804

Weighted Average Number of Shares Outstanding
Including Dilutive Stock Options	6,850,441	6,967,296	6,825,598	6,950,374

(2)	Per share and weighted average shares outstanding for all periods presented has been adjusted to reflect the five-for-four stock split paid on October 4, 2006.

See Notes to the Financial Statements

FIRST MUTUAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

					Accumulated
			Additional		Comprehensive
	Common Stock (3)		Paid-in	Retained	Income
	Shares	Amount	Capital (3)	Earnings	(Loss)	Total

BALANCE, December 31, 2003	5,912,116	$5,912,116	$32,495,758	$12,832,652	$(413,770)	$50,826,756

Comprehensive income:
Net income				9,287,813		9,287,813
Other comprehensive income (loss), net of tax:
Unrealized (loss) on securities available-for-sale					(414,879)	(414,879)
Unrealized gain on interest rate swap					171,664	171,664
Total comprehensive income						9,044,598
Options exercised, including tax benefit of $337,052	100,871	100,871	1,118,129			1,219,000
Issuance of stock through employees’ stock plans	2,524	2,524	47,487			50,011
10% stock dividend	595,100	595,100	10,611,823	(11,206,923)		—
Cash dividend declared ($0.32 per share)				(1,693,092)		(1,693,092)

BALANCE, December 31, 2004	6,610,611	$6,610,611	$44,273,197	$9,220,450	$(656,985)	$59,447,273

Comprehensive income:
Net income				10,318,649		10,318,649
Other comprehensive income (loss), net of tax:
Unrealized (loss) on securities available-for-sale					(945,014)	(945,014)
Unrealized gain on interest rate swap					166,169	166,169
Total comprehensive income						9,539,804
Options exercised, including tax benefit of $478,492	185,639	185,639	1,726,469			1,912,108
Retirement of shares repurchased	(180,045)	(180,045)	(2,130,266)	(1,343,882)		(3,654,193)
Issuance of stock through employees’ stock plans	4,808	4,808	95,188			99,996
Cash dividend declared ($1.38 per share)				(7,317,688)		(7,317,688)

BALANCE, December 31, 2005	6,621,013	$6,621,013	$43,964,588	$10,877,529	$(1,435,830)	$60,027,300

Comprehensive income:
Net income				8,426,547		8,426,547
Other comprehensive income (loss), net of tax:
Unrealized (loss) on securities available-for-sale					(209,268)	(209,268)
Total comprehensive income						8,217,279
Compensation related to stock options			435,227			435,227
Options exercised, including tax benefit of $102,290	44,436	44,436	385,150			429,586
Issuance of stock through employees’ stock plans	4,820	4,820	95,166			99,986
Cash dividend declared ($0.29 per share)				(1,662,271)		(1,662,271)

BALANCE, September 30, 2006	6,670,269	$6,670,269	$44,880,131	$17,641,805	$(1,645,098)	$67,547,107

(3)	The number and amount of common shares issued and outstanding for 2003, 2004, 2005 and 2006 has been adjusted to show the effect of the five-for-four stock split paid October 4, 2006.

See Notes to the Financial Statements

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2006	2005
	(Unaudited)
Cash Flows from Operating Activities
Net income	$8,426,547	$7,830,966
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan and lease losses	473,087	1,175,000
Depreciation and amortization	1,483,129	1,202,468
Deferred loan origination fees, net of accretion	719,620	(123,477)
Amortization of servicing assets	974,804	701,935
Gain on sales of loans	(2,225,495)	(1,117,887)
Loss on sale of repossessed real estate and other assets	329	—
FHLB stock dividends	—	(52,900)
Stock based compensation	435,227	—
Excess tax benefit from stock-based compensation	(102,290)	—
Changes in operating assets and liabilities:
Loans held-for-sale	3,272,172	(11,265,365)
Accrued interest receivable	(380,177)	(762,348)
Other assets	(912,207)	(228,485)
Drafts payable	254,714	603,726
Federal and state income tax refunds	497,372	—
Accounts payable and other liabilities	(2,276,950)	(3,675,720)
Advance payments by borrowers for taxes and insurance	1,346,181	1,572,897

Net cash provided (used) by operating activities	11,986,063	(4,139,190)

Cash Flows from Investing Activities
Loan originations	(314,543,865)	(349,582,133)
Loan principal repayments	287,904,359	273,768,006
Increase (decrease) in undisbursed loan proceeds	(15,311,091)	32,592,214
Principal repayments and redemptions on mortgage-backed
and other securities	29,001,887	15,351,545
Purchase of securities held-to-maturity	—	(1,015,435)
Purchase of securities available-for-sale	(7,170,095)	(5,188,637)
Purchases of premises and equipment	(3,436,630)	(5,893,796)
Purchase of FHLB stock	—	(150,700)
Proceeds from sale of impaired loan	340,000	—

Net cash (used) by investing activities	(23,215,435)	(40,118,936)
See Notes to the Financial Statements

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Nine months ended September 30,
	2006	2005
	(Unaudited)

Cash Flows from Financing Activities
Net increase (decrease) in deposit accounts	$(3,410,142)	$40,166,530
Interest credited to deposit accounts	17,603,508	11,967,856
Issuance of stock through employees’ stock plans	99,986	99,996
Proceeds from advances	704,244,000	825,760,500
Repayment of advances	(712,250,740)	(824,211,263)
Dividends paid	(6,886,185)	(1,434,025)
Proceeds from exercise of stock options and excess tax
benefit of $102,290 from stock-based compensation	429,586	640,687

Net cash provided (used) by financing activities	(169,987)	52,990,281

Increase/(decrease) in cash and cash equivalents	$(11,399,359)	$8,732,155
Cash and cash equivalents, beginning of the year	25,780,612	13,845,441
Cash and cash equivalents, September 30, 2006	$14,381,253	$22,577,596

Supplemental Disclosures of Cash Flow Information
Loans originated for sale in the secondary market	$85,145,559	$56,578,281
Loans originated for investment activities	314,543,865	349,582,133
Proceeds from sale of loans held-for-sale	88,417,731	45,312,916
Cash paid during the year for:
Interest	28,541,940	19,182,790
Income taxes	3,860,000	2,987,000

See Notes to the Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. Accordingly, these statements should be read in conjunction with the Bank’s December 31, 2005 Annual Report on Form 10-K.

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
	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net Income, as reported	$2,729,361	$7,830,966
Deduct: Total stock-based employee compensation
determination under fair value based method for all awards, net of related tax effects (1)	(101,963)	(314,211)
Pro forma net income	$2,627,398	$7,516,755

Earnings per share:

Basic - as reported	$0.41	$1.18
Basic - pro forma	$0.39	$1.13

Diluted - as reported	$0.39	$1.13
Diluted - pro forma	$0.38	$1.09

(1)	A Black- Scholes option pricing model was used to determine the fair value of the options granted.

As a result of adopting SFAS 123(R) on January 1, 2006, income before taxes and net income for the quarter ended September 30, 2006 are $175,000 and $116,000 lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. The impact on income before tax and net income for the first nine months of 2006 were $435,000 and $286,000 lower, respectively.  Basic and diluted earnings per share for the quarter ended September 30, 2006 would have been $0.47 and $0.45, respectively, if we had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $0.45 and $0.43, respectively.  Year-to-date basic and diluted earnings per share for the first nine months of 2006 would have been $1.31 and $1.27, respectively had we not adopted SFAS 123(R).  Prior to adopting SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $102,290 excess tax benefit classified as a financing cash flow would have been classified as an operating cash inflow if we had not adopted SFAS 123(R).

Compensation cost is recorded as if each vesting portion of the award is a separate award. Share-based compensation expense recognized for stock options was $175,000 for the three months ended September 30, 2006 and $435,000 for the first three quarters of 2006. The total related income tax benefit recognized was $27,000 for the third quarter of 2006 and $64,000 for the nine months ended September 30, 2006.

Stock Option Plans

We have stock option plans for directors and employees. Options have a term of six, seven or ten years and are granted at fair market value on the grant date. The Compensation and Stock Option Committee determine vesting during their term, and the right to exercise may be cumulative. At September 30, 2006, 649,541 shares of common stock, adjusted for stock dividends, were available for grant under the plan. A total of 400,158 shares are currently exercisable at September 30, 2006.

The following table presents the activity related to options under all plans for the nine months ended September 30, 2006:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Term (in years)	Aggregate Intrinsic Value
Options Outstanding at January 1, 2006	698,255	$13.78
Granted	150,317	21.39
Exercised	(45,066)	7.26
Forfeited	(31,864)	19.75
Outstanding at September 30, 2006	771,642	15.39	5.5	$5,035,769

Exercisable at September 30, 2006	400,158	$11.30	4.6	$4,249,037

One hundred twenty-eight thousand options were granted during the three months ended September 30, 2006. For the first nine months of the year 150,000 options were granted. There were no options granted during the third quarter of 2005 and 147,000 options granted in the first nine months of 2005. The total intrinsic value (amount by which fair value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the three and nine months ended September 30, 2006 were $300,000 and $626,000, respecively. The like amounts for both periods in 2005 were $209,000 and $958,000.

We have estimated the fair value of all stock option awards as of the date of the grant by applying a Black-Scholes pricing valuation model. The weighted-average assumptions for options issued during the three months ended September 30, 2006 are as follows:

	Non-Qualified Plans	Incentive Plans
Expected Price Volatility	18.1%	19.3%
Risk-Free Interest Rate	4.8%	4.8%
Dividend Yield	1.4%	1.4%
Expected Life in Years	4.8	4.9

The expected price volatility was based on the historical volatility of the stock price, the risk-free interest rate was based on US Treasury Constant Maturity yields for periods similar to the expected life of the options, the dividend yield was based on current cash dividend yields and the expected life was based on historical data.

Cash received from options exercised for the three and nine months ended September 30, 2006 totaled $187,000 and $327,000, respectively. Cash received from options exercised for the three and nine months ended September 30, 2005 totaled $138,000 and $641,000, respectively.  We issue new shares to satisfy option exercises.

A summary of the status of unvested shares and changes during the nine months ended September 30, 2006 is presented below:

	Shares	Weighted-Average Grant- Date Fair Value
Unvested Shares at January 1, 2006	373,676	$6.14
Granted	150,317	$4.84
Vested	(120,645)	$6.51
Forfeited	(31,864)	$5.81
Unvested Shares at September 30, 2006	371,484	$5.60

At September 30, 2006, there was $1.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested during both the three and nine month periods ended September 30, 2006 was $786,000. The total fair value of shares vested during during both the three and nine month periods ended September 30, 2005 was $507,000.

Note 3.

Mortgage-Backed and Other Securities Available-for-Sale

The amortized cost and estimated fair value of securities available-for-sale at September 30, 2006 and December 31, 2005 are summarized as follows:

			Gross	Gross
		Gross	Unrealized	Unrealized	Estimated
	Amortized	Unrealized	Losses	Losses	Fair
	Cost	Gains	<1 Year	>1 Year	Value
September 30, 2006
Freddie Mac securities	$15,116,922	$6,955	$—	$619,313	$14,504,564
Fannie Mae securities	33,813,019	13,800	20,426	1,123,703	32,682,690
Ginnie Mae securities	36,242,057	—	166,759	387,542	35,687,756
US agency securities	10,989,817	—	—	189,557	10,800,260
	$96,161,815	$20,755	$187,185	$2,320,115	$93,675,270

December 31, 2005
Freddie Mac securities	$16,639,949	$15,285	$60,164	$485,345	$16,109,725
Fannie Mae securities	38,209,406	28,119	334,933	672,624	37,229,968
Ginnie Mae securities	43,632,279	2,673	340,680	172,152	43,122,120
US agency securities	18,207,150	—	123,328	95,293	17,988,529
	$116,688,784	$46,077	$859,105	$1,425,414	$114,450,342

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Bank has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase.  The decline in value is not related to any company or industry specific event.  At September 30, 2006 and December 31, 2005 there were 33 and 34 investment securities with unrealized losses, respectively.  The Bank anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Note 4.

Mortgage-Backed and Other Securities Held-to-Maturity

The amortized cost and estimated fair value of securities held-to-maturity at September 30, 2006 and December 31, 2005 are summarized as follows:

			Gross	Gross
		Gross	Unrealized	Unrealized	Estimated
	Amortized	Unrealized	Losses	Losses	Fair
	Cost	Gains	<1 Year	>1 Year	Value
September 30, 2006
Fannie Mae securities	$4,264,678	$35,740	$—	$83,140	$4,217,278
Freddie Mac securities	321,206	5,164	—	—	326,370
Municipal bonds	1,147,393	1,492	3,643	—	1,145,242
	$5,733,277	$42,396	$3,643	$83,140	$5,688,890
December 31, 2005
Fannie Mae securities	$5,345,378	$68,712	$56,460	$17,175	$5,340,455
Freddie Mac securities	432,808	9,659	—	—	442,467
Municipal bonds	1,188,109	649	—	790	1,187,968
	$6,966,295	$79,020	$56,460	$17,965	$6,970,890

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Bank has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase.  The decline in value is not related to any company or industry specific event.  At September 30, 2006 and December 31, 2005 there were 4 investment securities with unrealized losses for both years. The Bank anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Note 5.

Nonperforming Assets

Nonperforming loans are summarized as follows:

	September 30, 2006	December 31, 2005

Impaired loans with a valuation allowance	$12,140	$308,645
Valuation allowance related to impaired loans	(1,025)	(172,475)
Net impaired loans	11,115	136,170
Non accrual loans	1,520,719	761,020
Total nonperforming or non-accrual loans	1,531,834	897,190
Real estate owned	—	—
Nonperforming Assets	$1,531,834	$897,190

Total loans past due 90-days or more and still accruing interest	$—	$—
Average balance of impaired loans	$73,643	$138,002
Interest income recognized on impaired loans	$424	$793

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for quarters ending September 30, 2006 and September 30, 2005:

	Income	Shares	Per share
	(numerator)	(denominator)	amount
Quarter ended September 30, 2006 (4)
Basic EPS:
Income available to common shareholders	$3,000,738	6,655,307	$0.45

Effect of dilutive stock options	—	195,134
Diluted EPS:
Income available to common shareholders
plus assumed stock options exercised	$3,000,738	6,850,441	$0.43

Nine months ended September 30, 2006 (4)
Basic EPS:
Income available to common shareholders	$8,426,547	6,642,156	$1.27

Effect of dilutive stock options	—	183,442
Diluted EPS:
Income available to common shareholders
plus assumed stock options exercised	$8,426,547	6,825,598	$1.23

Quarter ended September 30, 2005 (4)
Basic EPS:
Income available to common shareholders	$2,729,361	6,688,416	$0.41

Effect of dilutive stock options	—	278,880
Diluted EPS:
Income available to common shareholders
plus assumed stock options exercised	$2,729,361	6,967,296	$0.39

Nine months ended September 30, 2005 (4)
Basic EPS:
Income available to common shareholders	$7,830,966	6,654,804	$1.18

Effect of dilutive stock options	—	295,570
Diluted EPS:
Income available to common shareholders
plus assumed stock options exercised	$7,830,966	6,950,374	$1.13

(4)	Per share and weighted average shares outstanding for all periods presented has been adjusted to reflect the five-for-four stock split paid on October 4, 2006.

Note 7. Rate Volume Analysis (Dollars in thousands)
	THIRD QUARTER 2006 VS THIRD QUARTER 2005 INCREASE (DECREASE) DUE TO			NINE MONTHS ENDED 2006 VS NINE MONTHS ENDED 2005 INCREASE (DECREASE) DUE TO
			TOTAL			TOTAL
	VOLUME	RATE	CHANGE	VOLUME	RATE	CHANGE
INTEREST INCOME
Investments:
Available-for-sale securities	$(232)	$54	$(178)	$(554)	$119	$(435)
Held-to-maturity securities	(20)	7	(13)	(58)	25	(33)
Other equity investments	(22)	86	64	67	51	118
Total investments	(274)	147	(127)	(545)	195	(350)

Loans:
Residential	$565	$841	$1,406	$1,777	$1,819	$3,596
Residential construction	538	348	886	1,777	1,268	3,045
Multifamily	(614)	443	(171)	(1,599)	1,100	(499)
Multifamily construction	367	(5)	362	830	217	1,047
Commercial real estate and business	294	568	862	343	1,650	1,993
Commercial real estate construction	227	153	380	397	493	890
Consumer and other	112	84	196	787	372	1,159
Total loans	1,489	2,432	3,921	4,312	6,919	11,231

Total interest income	$1,215	$2,579	$3,794	$3,767	$7,114	$10,881

INTEREST EXPENSE
Deposits:
Money market deposit and checking	$102	$556	$658	$302	$1,665	$1,967
Savings	(3)	4	1	(6)	12	6
Time deposits	39	1,299	1,338	637	3,925	4,562
Total deposits	138	1,859	1,997	933	5,602	6,535

FHLB advances and other	285	1,347	1,632	-	3,552	3,552
Total interest expense	423	3,206	3,629	933	9,154	10,087

Net interest income	$792	$(627)	$165	$2,834	$(2,040)	$794

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

Financial information for the Bank’s segments is shown below for September 30, 2006, 2005, and 2004:

		Consumer	Residential	Business Banking	Income Property
Quarter ended September 30:		Lending	Lending	Lending	Lending	Totals

Interest income	2004	$2,368,071	$4,057,970	$1,478,372	$6,281,125	$14,185,538
	2005	2,654,621	5,641,118	2,151,781	6,716,396	17,163,916
	2006	2,774,071	6,991,629	3,542,030	7,650,504	20,958,234

Interest expense	2004	655,417	1,609,897	384,618	2,276,290	4,926,222
	2005	717,063	2,757,251	631,081	3,041,924	7,147,319
	2006	1,281,703	3,922,022	1,572,494	3,999,979	10,776,198

Net interest income	2004	1,712,654	2,448,073	1,093,754	4,004,835	9,259,316
	2005	1,937,558	2,883,867	1,520,700	3,674,472	10,016,597
	2006	1,492,368	3,069,607	1,969,536	3,650,525	10,182,036

Provision for loan and lease losses	2004	132,290	208,765	45,310	138,635	525,000
	2005	123,600	38,675	45,355	117,370	325,000
	2006	75,420	(55,415)	147,220	100,025	267,250

Net interest income, after provision for loan and lease	2004	1,580,364	2,239,308	1,048,444	3,866,200	8,734,316
losses	2005	1,813,958	2,845,192	1,475,345	3,557,102	9,691,597
	2006	1,416,948	3,125,022	1,822,316	3,550,500	9,914,786

Noninterest income	2004	575,549	289,897	108,352	215,249	1,189,047
	2005	511,948	301,905	109,963	188,044	1,111,860
	2006	1,175,790	498,049	320,723	315,538	2,310,100

Noninterest expense	2004	1,524,205	1,512,514	1,269,703	1,782,583	6,089,005
	2005	1,694,304	1,740,708	1,461,466	1,737,416	6,633,894
	2006	1,855,777	1,992,294	2,073,248	1,778,199	7,699,518

Income before provision for federal income taxes	2004	631,708	1,016,691	(112,907)	2,298,866	3,834,358
	2005	631,602	1,406,389	123,842	2,007,730	4,169,563
	2006	736,961	1,630,777	69,791	2,087,839	4,525,368

Provision for federal income taxes	2004	215,409	347,100	(39,513)	785,557	1,308,553
	2005	217,324	485,230	41,703	695,945	1,440,202
	2006	248,758	549,480	23,477	702,915	1,524,630

Net Income	2004	416,299	669,591	(73,394)	1,513,309	2,525,805
	2005	414,278	921,159	82,139	1,311,785	2,729,361
	2006	488,203	1,081,297	46,314	1,384,924	3,000,738

Total interest earning assets	2004	112,932,675	279,687,177	107,201,051	444,847,887	944,668,790
(ending period balances)	2005	123,903,285	344,195,402	130,046,461	407,784,711	1,005,929,859
	2006	117,265,604	370,793,893	175,353,692	377,767,617	1,041,180,806

Note 8.

Segments (continued)
		Consumer	Residential	Business Banking	Income Property
Year-to-date ended September 30:		Lending	Lending	Lending	Lending	Totals

Interest income	2004	$6,453,804	$11,592,479	$4,085,381	$18,419,538	$40,551,202
	2005	7,224,772	15,323,644	6,227,199	20,073,944	48,849,559
	2006	8,223,669	20,060,163	9,472,243	21,975,507	59,731,582

Interest expense	2004	1,752,923	4,522,289	1,016,769	6,653,053	13,945,034
	2005	2,316,597	6,841,796	1,772,267	8,275,317	19,205,977
	2006	3,576,976	10,691,741	4,049,545	10,975,320	29,293,582

Net interest income	2004	4,700,881	7,070,190	3,068,612	11,766,485	26,606,168
	2005	4,908,175	8,481,848	4,454,932	11,798,627	29,643,582
	2006	4,646,693	9,368,422	5,422,698	11,000,187	30,438,000

Provision for loan and lease losses	2004	381,924	278,169	126,704	428,203	1,215,000
	2005	413,815	144,450	177,595	439,140	1,175,000
	2006	45,113	(68,301)	245,317	250,958	473,087

Net interest income, after provision for loan and lease	2004	4,318,957	6,792,021	2,941,908	11,338,282	25,391,168
losses	2005	4,494,360	8,337,398	4,277,337	11,359,487	28,468,582
	2006	4,601,580	9,436,723	5,177,381	10,749,229	29,964,913

Noninterest income	2004	1,322,551	652,410	281,940	758,185	3,015,086
	2005	1,985,025	826,339	490,741	751,421	4,053,526
	2006	3,185,436	1,132,560	748,834	1,015,733	6,082,563

Noninterest expense	2004	4,149,611	4,335,059	3,655,838	5,628,797	17,769,305
	2005	5,071,239	5,312,799	4,641,700	5,613,963	20,639,701
	2006	5,741,103	5,986,439	5,955,392	5,539,799	23,222,733

Income before provision for federal income taxes	2004	1,491,897	3,109,372	(431,990)	6,467,670	10,636,949
	2005	1,408,146	3,850,938	126,378	6,496,945	11,882,407
	2006	2,045,913	4,582,844	(29,177)	6,225,163	12,824,743

Provision for federal income taxes	2004	506,567	1,055,311	(149,181)	2,197,456	3,610,153
	2005	480,044	1,312,716	41,093	2,217,588	4,051,441
	2006	702,419	1,571,689	(12,851)	2,136,939	4,398,196

Net Income	2004	985,330	2,054,061	(282,809)	4,270,214	7,026,796
	2005	928,102	2,538,222	85,285	4,279,357	7,830,966
	2006	1,343,494	3,011,155	(16,326)	4,088,224	8,426,547

Total interest earning assets	2004	105,868,685	266,403,325	100,951,018	441,549,203	914,772,231
(average balances)	2005	116,869,334	325,552,575	128,386,695	422,055,517	992,864,121
	2006	120,761,228	366,085,682	169,631,155	381,539,480	1,038,017,545

Note 9.  Derivative Financial Instruments

We enter into derivative contracts to manage the various risks associated with certain assets and liabilities. These derivatives are not designated in “hedge accounting relationships” as defined by Statement of Financial Accounting Standards No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, but instead are held for other risk management purposes. Derivatives utilized for risk management purposes are used as economic hedges in which we have either not attempted to achieve, or have attempted but did not achieve, the highly effective hedge accounting standard under SFAS 133, as amended. Generally, derivatives are financial instruments with little or no initial net investment in comparison to their notional amount and whose value is based upon an underlying asset, index, reference rate or other variable. They may be privately negotiated contractual agreements that can be customized to meet specific needs or they may be standardized contracts executed through organized exchanges. All derivatives are recorded at fair value as either assets or liabilities on the Consolidated Balance Sheet. Changes in fair value of derivatives that are not in hedge accounting relationships are recorded within the Consolidated Statement of Income in the period in which the change in value occurs.

We enter into derivative contracts to facilitate customer transactions as well as for risk management purposes. We use a variety of derivative financial instruments to include interest rate swaps and prepayment agreements. Interest rate swaps are contracts in which two parties exchange a series of interest rate cash flows of different types based on specific notional amounts. Certain prepayment agreements also constitute derivatives. These agreements fulfill the definition of a derivative under SFAS No. 133. They have a notional amount, an underlying, a net settlement, and no initial net investment.

During the second quarter of 2006 we entered into two swap agreements with one of our correspondent banks to facilitate two customer transactions totaling $3.0 million. The customers required fixed-rate loan products. The swap arrangements were utilized to facilitate this request. We also have two prepayment agreements that are separate from the loan agreements that we have also entered into with our two borrowers. The notional amount of the prepayment agreements totaled $3 million. Each quarter the derivatives are marked-to-market and included in noninterest income and noninterest expense. For the third quarter and nine months ended September 30, 2006, noninterest expense related to the two swap transactions totaled $138,000 and $188,000, respectively. Noninterest income related to the prepayment agreements, totaled $138,000 and $188,000 for the third quarter and nine months ended September 30, 2006.

Derivative instruments expose the Bank to credit and market risk. If the counterparty fails to perform, the credit risk is equal to the fair value of the derivative. When the fair value of a derivative contract is positive, this indicates the counterparty owes the Bank, and therefore, creates a repayment risk for the Bank. When the fair value of a derivative contract is negative, the Bank owes the counterparty and has no repayment risk. We minimize the credit or repayment risk in derivative instruments by entering into transactions with high quality counterparties.

In 2002 we entered into an interest rate swap agreement with the FHLB to convert our $9.0 million floating-rate trust preferred securities (TPS) funding to a fixed-rate. Prior to the third quarter of 2006 the swap was accounted for as a cash flow hedge. The hedge, under current accounting literature at the time, was a qualifying cash flow hedge under the “shortcut” method as prescribed by SFAS 133 with changes in the fair value recorded in other comprehensive income. The Bank pays the FHLB a fixed-rate of 4.53% and receives the equivalent of 3-month LIBOR.

During the third quarter of 2006, it was noted through a series of recent technical interpretations, hedges on TPSs were no longer eligible for the short-cut method of accounting that we had been applying. Accordingly, we determined the derivative no longer qualified for the short-cut method and therefore hedge accounting was discontinued. The derivative will continue to be recorded on the balance sheet at its fair value with changes in the fair value previously recorded in other comprehensive income reclassified and included in current earnings. During the 3rd quarter, the cumulative change in the fair value of the swap since inception, which totaled $52,000, was recorded on a prospective basis in noninterest income.

For the third quarter and the first nine months of 2006 we recognized expense in the net interest margin of $142,000 and $357,000, respectively, related to cash payments accrued for the interest rate swap.

Following are the amounts and related percentages, by year, that would have increased or decreased net income had the swap not been accounted for under the short-cut method:

		Percentage
Year	Amount	of Net Income
2002	($405,900)	(5.21%)
2003	$87,200	1.04%
2004	$171,700	1.85%
2005	$166,200	1.61%
YTD 2006	$52,000	n/a

In accordance with Staff Accounting Bulletin No. 108 - Quantifying Financial Statement Misstatements and SEC Staff Accounting Bulletin No. 99 - Materiality, Management and the Audit Committee have determined that the effect of the accounting error is immaterial after considering the factors above and the following qualitative factors:

The first year’s loss was 5.21% of net income; however, gains in subsequent years resulted in a net gain of $19,200 by year 2005, which was less than two basis point of year 2005’s net income.

The hedge was entered into with the accounting treatment that was appropriate at the time.

The misstatement did not obscure a change or trend in earnings, in that, the trend in earnings would have been the same without hedge accounting.

The misstatement did not change a loss into a gain, or vice versa. The changes in fair value were correctly measured and reported in comprehensive income.

The misstatement did not involve the concealment of an unlawful transaction. The change in fair values were openly reported and disclosed at each financial reporting period.

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

OVERVIEW

The third quarter marked our fifty-sixth consecutive quarter of year-over-year earnings growth, as net income increased 10% over the same quarter of 2005, to $3.0 million, or $0.43 per diluted share, compared to $2.7 million, or $0.39 per diluted share last year. Through the first three quarters of 2006, net income totaled $8.4 million, up from $7.8 million in the first nine months of 2005, with diluted earnings per share totaling $1.23, compared to $1.13 in the same period last year, for an increase of 10%. Our return on average equity (ROE) totaled 18.3% for the quarter and 17.7% for the nine months ended September 30, compared to 16.7% and 16.6% in the same periods last year. As a result, we were able to exceed one of our general corporate goals, obtaining an ROE of at least 15%, for both the quarter and year-to-date periods. Though we managed to achieve our second corporate goal, year-over-year net income growth in the range of 10% to 12%, in the third quarter, we fell short of this objective on a year-to-date basis. Note that we consider these targets to be our corporate goals, and not indicative of current forecasts or expected future operating results.

The primary source of revenue for each of our business lines is net interest income, which is commonly measured with the net interest margin ratio. Contrary to the forecast in the second quarter press release, our net interest margin for the third quarter remained comparable to that of the second quarter, actually improving three basis points to 3.94%. We had indicated in our forecast that we expected to see continued compression in our net interest margin as we increased sales of Sales Finance loans, which are generally among our highest-yielding assets. While the sale of these loans negatively impacts our net interest margin, it results in substantial noninterest income, including the gains on loan sales recognized at the times of the transactions, as well as servicing fee income earned on an ongoing basis following the sale. We had also expected the margin to be impacted by maturities of large Federal Home Loan Bank of Seattle (FHLB) advance and time deposit balances in the first and second quarters of 2006, respectively, as well as the increased use of time deposits, including those issued through brokerage services, and FHLB advances to offset the runoff of non-maturity deposit balances observed in the second quarter. Between these factors, we expected our net interest margin to decline to between 3.85% and 3.90% in the third quarter. A key factor in avoiding the additional margin compression predicted in our second quarter press release was a higher than predicted level of interest income resulting from commercial loan prepayments. Loan fees that are capitalized when loans are originated are then recognized as interest income in the event those loans are prepaid.

The other key driver of net interest income is the growth of the business lines’ earning assets, which totaled $1.03 billion as of the September 2006 quarter-end, comparable to the $1.02 billion level at the year ended December 31, 2005 and $1.04 billion as of the June 2006 quarter-end. Impeding asset growth in the third quarter were sales of consumer loans totaling $18 million, as well as a $4 million reduction in the size of our securities portfolio relative to the previous quarter-end. Partially offsetting these factors was the continued growth of our Residential loan portfolio. Please see the “Net Interest Income,” “Business Segments,” and “Asset and Liability Management” sections for further discussions of net interest income, earning assets, and the processes by which we manage that source of revenue.

Our noninterest income increased $1.2 million relative to the third quarter of last year, representing growth of 108%, based primarily on significant increases in loan sales and resulting gains thereon. An increase in loan fees, particularly prepayment penalties on residential loans, as well as gains on instruments used to hedge interest rate risk on long-term, fixed-rate commercial real-estate loans also contributed to the fee income as compared to last year. It should be noted, however, that the income earned from this source was negated by mark-to-market losses on offsetting instruments reflected in our noninterest expense. On a year-to-date basis, noninterest income increased $2.0 million, or 50% relative to the prior year level, with the higher level of gains on loan sales again making the most significant contribution to the additional income. Proceeds received from a key-man life insurance policy in the second quarter of this year also contributed to the increase, as did gains on hedging instruments. Please see the “Noninterest Income” section for additional discussion.

Noninterest expense increased nearly $1.1 million, or 16% in the third quarter relative to the third quarter of 2005, but declined 2% on a sequential quarter basis against the second quarter of this year. For the first nine months of 2006, noninterest expense grew $2.6 million, or 13% over the same period in 2005. While personnel related expenses represented the most significant contribution to operating costs, occupancy and other noninterest expenses also increased substantially on both a quarterly and year-to-date basis. Please see the “Noninterest Expense” section for additional information.

Another critical factor in achieving our goal of consistent earnings is the credit quality of our loan portfolio, which has exceeded the national average for many years. For the quarter ended September 30, 2006, our credit quality remained strong, with non-performing assets (NPAs) totaling $1.5 million, or 0.14% of total assets. By comparison, NPAs totaled $635,000, or 0.06% at the end of the third quarter of last year, and $897,000, or 0.08%, at the 2005 year-end. For the quarter, we reserved $267,000 in provisions for loan losses while net charge-offs totaled only $56,000. With this provision, our reserve for loan losses totaled approximately $10.4 million, up from $9.9 million at September 30, 2005 and $10.1 million at the 2005 year-end. Note that the $10.4 million figure includes a $345,000 liability, which is included in “Accounts Payable and Other Liabilities” on the balance sheet, representing a reserve for losses for unfunded commitments. The allowance for loan losses represented 1.12% of gross loans at the end of the quarter, far exceeding our non-performing loans, and comparable to the 1.13% level observed at both the 2005 year-end and quarter ended September 30, 2005. For additional information regarding our credit quality please refer to the “Asset Quality” section.

RESULTS OF OPERATIONS

Net Income

Net income increased 10%, from $2.7 million in the third quarter of 2005 to $3.0 million in the same period of 2006. Net interest income, after provision for loan losses, rose $223,000, and noninterest income increased $1.2 million on a third quarter comparison. Partially offsetting the growth in revenue was a rise of $1.1 million in noninterest expense.

Net Interest Income

For the quarter and year-to-date period ended September 30, 2006, our net interest income increased $165,000 and $794,000 relative to the same periods last year. This improvement resulted from growth in our earning assets, as the net effects of asset and liability repricing negatively impacted net interest income for both periods. The following table illustrates the impacts to our net interest income from balance sheet growth and rate changes on our assets and liabilities, with the results attributable to the level of earning assets classified as “volume” and the effect of asset and liability repricing labeled “rate.”

Rate/Volume Analysis	Quarter Ended			Nine Months Ended
	September 30, 2006 vs. September 30, 2005			September 30, 2006 vs. September 30, 2005
	Increase/(Decrease) due to			Increase/(Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest Income	(Dollars in thousands)
Total Investments	$(274)	$147	$(127)	$(545)	$195	$(350)
Total Loans	1,489	2,432	3,921	4,312	6,919	11,231
Total Interest Income	$1,215	$2,579	$3,794	$3,767	$7,114	$10,881

Interest Expense
Total Deposits	$138	$1,859	$1,997	$933	$5,602	$6,535
FHLB and Other	285	1,347	1,632	—	3,552	3,552
Total Interest Expense	$423	$3,206	$3,629	$933	$9,154	$10,087

Net Interest Income	$792	$(627)	$165	$2,834	$(2,040)	$794

Earning Asset Growth (Volume)

For the third quarter and first nine months of 2006, the growth in our earning assets contributed an additional $1.2 million and $3.8 million in interest income compared to the same periods last year. Partially offsetting this improvement was additional interest expense of $423,000 for the quarter and $933,000 for the year-to-date period, incurred from the funding sources used to accommodate the asset growth. Consequently, the net impacts of asset growth were improvements in net interest income of $792,000 and $2.8 million compared to the quarter and nine months ended September 30, 2005.

Quarter Ending	Earning Assets	Net Loans (including loans held for sale)	Deposits
(Dollars in thousands)
September 30, 2005	$ 1,001,005	$ 863,404	$ 727,503
December 31, 2005	$ 1,018,449	$ 882,681	$ 760,721
March 31, 2006	$ 1,018,058	$ 885,295	$ 783,614
June 30, 2006	$ 1,036,750	$ 919,418	$ 760,344
September 30, 2006	$ 1,034,332	$ 919,837	$ 774,914

As can be seen in the table above, earning asset growth has been minimal through the first three quarters of 2006, with sequential quarter growth occurring only in the second quarter of this year. A substantially higher level of loan sales than in prior years and the continued runoff of our securities portfolio have been significant factors in the lack of growth this year.

The modest increase that has occurred in earning assets over the course of this year has been attributable to growth in our loan portfolio. Business Banking and Residential Lending segments made the most significant contributions, despite the Business Banking portfolio contracting slightly in the third quarter following strong growth in the first half of the year. Additionally, our consumer lending segment would likely have shown significant growth this year, if not for the previously mentioned loan sales. Our sales of consumer loans have exceeded $41 million so far this year, including $18 million in the third quarter. The lack of any significant growth in the loan portfolio for the most recent quarter was in line with expectations, as we indicated in our second quarter press release that based on our forecasts for production volumes, payoffs, and loan sales, we did not expect to see any growth, and possibly even a modest decline in the size of our loan portfolio in the third quarter.

Further reducing our earning asset growth this year, our securities portfolio continued to contract, falling nearly $23 million compared to the September 2005 level, $22 million from the year end level, and $4 million from the June 30, 2006 quarter-end. Over the past several quarters, we have typically found the yields available on investment securities to be significantly less attractive than those on loans, particularly when the funding costs to support the additional assets were taken into account. Consequently, as the securities in our portfolio have been called or matured, we have generally not replaced the paid-off securities balances, but instead redirected those cash flows to support loan growth. In the event that yields on securities and/or the cost of funding purchases should become more conducive to holding investment securities, we would consider increasing the size of our securities portfolio at that time.

Historically, we have generally relied upon growth in our deposit balances, including certificates issued in institutional markets through deposit brokerage services, to support our asset growth. When our deposit growth has been insufficient to fully support our asset growth, we have utilized advances from the FHLB as an alternative funding source.

For the third quarter and year-to-date periods, our total deposit balances increased $14.6 million and $14.2 million, respectively, with non-maturity deposit balances rising in the first quarter, and then losing ground over the subsequent quarters. In contrast, time deposit balances declined modestly in the first quarter, and significantly in the second, before increasing substantially in the most recent quarter.

Following the first quarter of this year, we noted that a substantial increase in non-maturity deposit balances had allowed us to take steps to improve our funding mix by reducing FHLB borrowings and the rates offered on retail certificates of deposit. Unfortunately, this trend did not continue in the second and third quarters. Following impressive growth in the first quarter, our non-maturity deposit balances peaked in mid-April, then steadily declined for the next month as a result of outflows for federal income tax and state property tax payments, as well as a substantial reduction in balances maintained by a large commercial customer. The decline continued in the third quarter, as our non-maturity balances fell in July, then recovered modestly over the remainder of the quarter. Despite this recovery, our non-maturity balances ended the quarter at a level lower than that at which the quarter began. However, our non-maturity deposit balances remained approximately $13.5 million above the 2005 year-end level.

Offsetting the decline in non-maturity deposit balances in the third quarter were increased time deposit balances, including an increase in certificates issued through deposit brokerage services. Time deposit balances fell modestly in the first quarter and significantly in the second as we priced our time deposits less aggressively, resulting in a lower retention of maturing certificate balances. Also contributing to the higher time deposit balances as of September 30, 2006, was an $8.1 million net increase in certificates issued through deposit brokerage services relative to the June 30 quarter-end. At the end of the third quarter, our brokered certificate balances had increased $15.1 million from the first of the year.

Asset Yields and Funding Costs (Rate)

Adjustable-rate loans accounted for approximately 81% of our loan portfolio as of September 30, 2006. Since new loans are generally being originated at higher interest rates than existing portfolio loans, the effects of interest rate movements and repricing accounted for $2.4 million and $6.9 million in additional interest income relative to the third quarter and first nine months of last year. On the liability side of the balance sheet, the effects of interest rate movements and repricing increased our interest expense on deposits and wholesale funding by $3.2 million for the quarter and nearly $9.2 million on a year-to-date basis. As a result, for the third quarter and first nine months of 2006, the net effects of rate movements and repricing negatively impacted our net interest income by $627,000 and $2.0 million relative to the same periods in 2005.

Quarter Ended	Net Interest Margin
September 30, 2005	4.03%
December 31, 2005	4.18%
March 31, 2006	4.02%
June 30, 2006	3.91%
September 30, 2006	3.94%

Contrary to the forecast in the second quarter press release, our net interest margin for the third quarter remained comparable to that of the second quarter, actually improving three basis points to 3.94%. We had indicated in our forecast that we expected to see continued compression in our net interest margin as we increased sales of Sales Finance loans, which are generally among our highest-yielding assets. While the sale of these loans negatively impacts our net interest margin, it results in substantial noninterest income, including the gains on loan sales recognized at the times of the transactions, as well as servicing fee income earned on an ongoing basis following the sales. We had also expected the margin to be impacted by maturities of large FHLB advance and time deposit balances in the first and second quarters of 2006, respectively. Between these factors, we expected our net interest margin to decline to between 3.85% and 3.90% in the third quarter and 3.80% to 3.85% in the fourth quarter. A key factor in avoiding the additional margin compression predicted in our second quarter press release was a higher than predicted level of interest income resulting from commercial loan prepayments.  Loan fees that are capitalized when loans are originated are then recognized as interest income in the event those loans are prepaid.

Noninterest Income

Our noninterest income increased $1.2 million, or 108% relative to the third quarter of last year, based primarily on significant increases in loan sales and resulting gains thereon. An increase in loan fees, particularly prepayment penalties on residential loans, as well as gains on derivative instruments related to long-term, fixed-rate commercial real-estate loans, also contributed to the fee income growth. It should be noted, however, that the income earned from this source was negated by mark-to-market losses on interest rate swaps reflected in our noninterest expense.

On a year-to-date basis, noninterest income increased $2.0 million, or 50% relative to the prior year level, with the higher level of gains on loan sales again making the most significant contribution to the additional income. Proceeds received from an insurance policy in the second quarter of this year also contributed to the increase, as did the previously mentioned gains on derivative instruments.

	Quarter Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Gains/(Losses) on Loan Sales:
Consumer	$784,000	$117,000	$1,962,000	$820,000
Residential	69,000	59,000	68,000	120,000
Commercial	62,000	(3,000)	195,000	178,000
Total Gains on Loan Sales	$915,000	$173,000	$2,225,000	$1,118,000

Loans Sold:
Consumer	$17,987,000	$2,207,000	$41,030,000	$17,883,000
Residential	12,701,000	9,440,000	35,813,000	21,530,000
Commercial	6,382,000	3,330,000	11,575,000	5,900,000
Total Loans Sold	$37,070,000	$14,977,000	$88,418,000	$45,313,000

Continuing the trend from the first half of this year, our third quarter gains on loan sales, primarily consumer loans, significantly exceeded those of the prior year. For the quarter, gains on loan sales increased $742,000, or 428% over the third quarter of last year. On a year-to-date basis, gains were up $1.1 million, nearly double over last year’s level.

In recent quarters we have noted an increased level of interest in our consumer loans in the secondary market, and that we expected sales of these loans to increase relative to the levels experienced in 2005. Although consumer loan sales for the third quarter of 2006 were at the low end of our expectations, sales still far exceeded those of the same period last year, partially because of a very low level of sales in 2005. Based on our current levels of loan production and market demand, our expectation is for our fourth quarter consumer loan sales to total in the $14 - $18 million range, which would once again significantly exceed the prior year’s sales levels. Note that these expectations may be subject to change based on changes in loan production, market conditions, and other factors.

Because of a high sales level in September, the volume of residential loans sold during the quarter exceeded the amount sold in the same periods last year, as did gains thereon. As compared to the markets for our consumer and commercial loan sales, the market for residential loan sales is significantly larger and more efficient. As a result, residential loan sales are typically sold for very modest gains or potentially even at slight losses when interest rates are rising quickly. We believe the construction phase to be the most profitable facet of residential lending and the primary objective in a residential lending relationship. Following the construction process, our practice is to retain in our portfolio those residential mortgages that we consider to be beneficial to the Bank, but to sell those that we consider less attractive assets. Included in these less attractive assets would be those mortgages with fixed rates, which we offer for competitive reasons. Additionally, as residential loans are typically sold servicing released, sales do not result in future servicing income.

After selling participations in several commercial real-estate loans during the second quarter, additional participations were transacted in the third quarter. Based on the absence of gains in the third quarter of last year, gains in the third quarter of 2006 were well above their year ago levels, and gains on a year-to-date basis were slightly ahead of last year’s pace. While our current expectation is that we will continue our commercial real-estate loan sales, we would reiterate our comment made in previous quarters that commercial real-estate loan transactions, particularly those that are candidates for sales of participations to other institutions, tend to be larger-dollar credits and unpredictable in their timing and frequency of occurrence. As a result, the volumes of commercial real-estate loans sold, and gains thereon, will vary considerably from one quarter to the next depending on the timing of the loan and sales transactions.

Service Fee Income/(Expense)

	Quarter Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Consumer Loans	$300,000	$314,000	$930,000	$955,000
Commercial Loans	—	9,000	9,000	59,000
Residential Loans	(3,000)	(5,000)	(7,000)	(1,000)
Service Fee Income	$297,000	$318,000	$932,000	$1,013,000

As was the case in the second quarter of this year, our third quarter servicing fee income declined relative to the level earned in the same period last year, with significant reductions observed in servicing income from both consumer and commercial loans serviced for other institutions. Servicing fee income represents the net of actual servicing income received less the amortization of servicing assets, which is recorded when we sell loans from our portfolio to other investors. The values of these servicing assets are determined at the time of the sale using a valuation model that calculates the present value of future cash flows for the loans sold, including cash flows related to the servicing of the loans. The servicing asset is recorded at allocated cost based on fair value. The servicing rights are then amortized in proportion to, and over the period of, the estimated future servicing income.

The primary reason for the decline in net service fee income was an increase in servicing asset amortization expense, relative to the level of gross service fee income received. The amortization of servicing assets is reviewed on a quarterly basis, taking into account market discount rates, anticipated prepayment speeds, estimated servicing cost per loan, and other relevant factors. These factors are subject to significant fluctuations, and any projection of servicing asset amortization in future periods is limited by the conditions that existed at the time the calculations were performed, and may not be indicative of actual amortization expense that will be recorded in future periods.

In contrast to consumer and commercial loans, residential loans are typically sold servicing released, which means we no longer service those loans once they are sold. Consequently, we do not view these loans as a significant source of servicing fee income.

Fees on Deposits

Fee income earned on our deposit accounts increased $15,000, or 9%, compared to the third quarter of 2005, and $85,000, or 18% on a year-to-date basis relative to last year. The improvement over the prior year level is attributable to increased fees and checking account service charges, which have grown as we have continued our efforts to expand our base of business and consumer checking accounts.

Other Noninterest Income

	Quarter Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
ATM/Wire/Safe Deposit Fees	$87,000	$69,000	$241,000	$188,000
Late Charges	73,000	53,000	189,000	147,000
Loan Fee Income	294,000	111,000	545,000	469,000
Rental Income	192,000	160,000	535,000	470,000
Miscellaneous	270,000	61,000	857,000	176,000
Other Noninterest Income	$916,000	$454,000	$2,367,000	$1,450,000

Our noninterest income from sources other than those described earlier rose by $462,000, or 102% for the quarter and $917,000, or 63% on a year-to-date basis relative to the same periods last year. As previously noted, gains on derivative instruments contributed to the increase for both the quarter and the year-to-date period, while insurance proceeds received from a key-man insurance policy in the second quarter of this year also factored significantly in the year-to-date result.

The marking-to-market of two interest-rate derivatives that we entered into during the second quarter, contributed $138,000 in income for the third quarter and $188,000 for the nine months ended September 30, 2006. While these were, in fact, unrealized gains on the positions, accounting rules require any change in the market value of such instruments to be reflected in the current period income. As previously noted, mark-to-market losses on interest rate swaps counteracted the income earned from this source. The unrealized mark-to-market losses on these additional instruments are reflected in our noninterest expense. These derivatives are associated with two commercial loans totaling approximately $3 million and are marked-to-market each quarter. The derivatives were utilized to hedge interest rate risk associated with extending longer-term, fixed-rate periods on commercial real-estate loans, and structured such that a gain on any given derivative is matched against a nearly identical loss on an offsetting derivative, resulting in essentially no net impact to the Bank’s earnings. To the extent that we continue to offer similar longer-term, fixed-rate periods on commercial real-estate loans in the future, and use similar derivative structures to manage interest rate risk, this income, as well as the offsetting expense, would be expected to increase in future periods.

A change in the accounting treatment for a cash flow hedge on a Trust Preferred Security (TPS) resulted in a mark-to-market gain of $52,000 in the third quarter. Change in valuations for the cash flow hedge had previously been recorded in comprehensive income and reflected in shareholder equity. A recent change in SEC guidelines directed that any change in value for the interest rate swap used to hedge the TPS needed to be reflected in earnings. The cumulative effect of the change in valuation for the hedge since its inception in 2002 was $52,000. Because the amount of the change in accounting treatment was insignificant compared to the current and past quarters, we have accounted for the change on a prospective basis. The interest rate swap matures in July 2007.

Following a reduction in the second quarter, loan fee income recovered strongly, exceeding the third quarter 2005 level by $183,000, or 165%. This, in turn, resulted in a year-to-date total of approximately $76,000 over that earned through the first nine months of last year. Prepayment penalties have typically accounted for the majority of this fee income, and this remained the case in the third quarter. While higher prepayment fees were received from our commercial real estate and consumer loan portfolios relative to the third quarter of 2005, residential loans accounted for the majority of both total fees and the increase over the prior year. Prepayment fees on residential loans totaled $179,000 for the quarter, including one on a custom construction loan that exceeded $70,000.

We continued to observe significant growth in our ATM/Wire/Safe Deposit Fees, which totaled $87,000 for the quarter and $241,000 on a year-to-date basis, representing increases of 26% and 28% over the same periods in 2005. Most of this growth is attributable to Visa fee income, which we expect to continue rising as checking accounts become a greater piece of our overall deposit mix.

Rental income also increased significantly relative to the prior year, as the second quarter of 2006 brought the arrival of a new tenant in the First Mutual Center building, as well as a recovery of some 2005 operating expenses from other tenants in the building.

Noninterest Expense

Noninterest expense increased nearly $1.1 million, or 16% in the third quarter and $2.6 million, or 13% in the first nine months of 2006 over the same periods in 2005. While personnel related expenses represented the most significant increase in operating costs, occupancy and other noninterest expenses also increased substantially on both a quarterly and year-to-date basis.

Salaries and Employee Benefits Expense

In the third quarter of 2006, salary and employee benefit expense increased $613,000, or 16% over the same quarter last year, after growing only $145,000, or 3% in the second quarter of 2006 relative to the same period in 2005. On a year-to-date basis, salary and employee benefit expense increased $1.3 million, 10% over the prior year’s level.

	Quarter Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Salaries	$3,480,000	$3,107,000	$10,308,000	$9,293,000
Less Amount Deferred with Loan Origination Fees (FAS 91)	(403,000)	(580,000)	(1,264,000)	(1,619,000)
Net Salaries	$3,077,000	$2,527,000	$9,044,000	$7,674,000

Commissions and Incentive Bonuses	506,000	434,000	1,680,000	1,873,000
Employment Taxes and Insurance	225,000	189,000	793,000	751,000
Temporary Office Help	24,000	95,000	178,000	206,000
Benefits	520,000	494,000	1,580,000	1,513,000
Total	$4,352,000	$3,739,000	$13,275,000	$12,017,000

Relative to the prior year, net salaries expense grew 22%, or $550,000, for the third quarter, and 18%, or $1.4 million on a year-to-date basis. A large part of the increase in salary expense this year has been a result of expensing stock option compensation in accordance with Statement of Financial Accounting Standard (SFAS) 123-R, which we adopted effective January 1, 2006. Expense related to stock option compensation totaled $175,000 in the third quarter, up from $135,000 and $125,000 in the first and second quarters of 2006, respectively. As SFAS 123-R had not been adopted in 2005, no expense was recognized last year. We noted in our second quarter press release that an increase in stock option expense was anticipated for the third quarter based on the timing of options granted. We currently anticipate an additional increase of 12% in the fourth quarter.

Further contributing to the growth in salary expense was a significant reduction in the deferral of salary costs related to loan originations. In accordance with current accounting standards, certain loan origination costs, including some salary expenses tied to loan origination, are deferred and amortized over the life of each loan originated, rather than expensed in the current period. Operating costs are then reported in the financial statements net of these deferrals. The amount of expense subject to deferral and amortization can vary from one period to the next based upon the number of loans originated, the mix of loan types, and year-to-year changes in “standard loan costs.”

Through the first three quarters of this year, the amount of salary expense deferred by our Income Property and Residential Lending areas has run below the levels deferred in 2005, resulting in higher current period expenses. In the case of our Residential lending area, both the number of loans originated in 2006, as well as the deferred costs associated with each origination, declined relative to last year. In contrast, while our Income Property department’s originations through the first nine months of this year were comparable to last year, the mix of loans changed substantially, with a greater volume of construction loans, which resulted in a much lower level of expense deferral.

Additionally, part of the increase can be attributed to growth in staffing levels, as we employed 235 full-time equivalent employees (FTE) as of September 30, 2006, versus 221 FTE employees a year earlier, representing growth of approximately 6%. Also contributing to the escalation in regular compensation expense were the annual increases in staff salaries, which took effect in April 2006 and generally fell within the 2% to 4% range.

While commission and incentive compensation grew relative to the third quarter of last year, the increase was attributable to an unusual occurrence last year, as opposed to anything pertaining to our 2006 operations. For those personnel not participating in a specified commission or incentive compensation plan, we maintain a separate bonus pool, with accruals made to the pool at the end of each quarter based on our year-to-date performance. Based on our results through June 30, 2005, and the assumption that our results for the remainder of the year would meet or exceed the outlook presented in our second quarter 2005 press release, we accrued a total of $426,000 in the first two quarters of last year. These results did not materialize, and at the end of the third quarter of last year our year-to-date performance did not support the bonus that had been accrued. Consequently, for the third quarter of 2005, we made a reversal of $165,000, leaving a year-to-date balance of $261,000. For the third quarter of 2006, we made no accrual or reversal to this bonus pool, implying a $165,000 increase in quarterly bonus expense relative to last year’s reversal.

Partially offsetting this implied increase in the staff bonus pool was a $73,000, or 16% reduction in loan officer commissions in the third quarter relative to the prior year, as residential loan production and thus commissions paid to our lending officers fell significantly from last year. The incentive compensation plans for loan production staff tend to vary directly with the production of the business lines.

Expenditures on temporary office help during the quarter declined significantly relative to the third quarter of last year, largely because of reductions in usage in our accounting, consumer loan administration, and customer service areas. Temporary office help is frequently used to staff positions left vacant as a result of employee turnover. As permanent employees were placed in these positions following the third quarter of last year, reliance upon temporary staff was reduced. On a year-to-date basis, expenditures for temporary office help were down $28,000, or approximately 14%.

Occupancy Expense

Occupancy expense increased $187,000, or 22% compared to the third quarter of 2005, and $607,000, or 24% relative to the first three quarters of last year. Factoring heavily in the increases for both the quarter and year-to-date period was a substantial increase in depreciation expense. We remodeled several of our banking centers and sections of our First Mutual Center building, most of which was completed in the second half of 2005, and relocated the West Seattle Banking Center in 2006.

	Quarter Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Rent Expense	$64,000	$82,000	$222,000	$241,000
Utilities and Maintenance	180,000	154,000	582,000	483,000
Depreciation Expense	528,000	410,000	1,555,000	1,144,000
Other Occupancy Expenses	266,000	205,000	732,000	616,000
Total Occupancy Expense	$1,038,000	851,000	$3,091,000	$2,484,000

Depreciation expense rose nearly $118,000, or 29% compared to the third quarter of last year and $411,000, or 36% relative to the first nine months of 2005, as a result of the previously noted new buildings and improvements. In addition, depreciation related to items such as furniture, fixtures, and computer networking equipment also increased relative to 2005 levels, as the construction and renovation projects were typically accompanied by new furnishings and equipment. On a sequential quarter basis, depreciation expense has remained relatively stable this year, showing only modest increases between the first, second, and third quarters.

Utilities and maintenance expenses increased $26,000, or 17% for the third quarter, and $99,000, or 21% through the first three quarters of the year, relative to the same periods in 2005. In addition to higher utilities rates this year, several projects completed in the banking centers and at First Mutual Center contributed to the increased costs. These projects included, among other things, new signage, removing old signage at the previous West Seattle Banking Center location, landscaping, and HVAC and window film repairs at First Mutual Center.

Rent expense was lower on both a quarterly and year-to-date basis this year, due to the closings of Income Property lending offices as well as the relocation of the West Seattle Banking Center from a rented space to a new building that we own.

Within the other occupancy costs category, small fixed asset purchases, which are expensed rather than capitalized, represented the most significant component of the overall increase for both the quarter and year-to-date periods, increasing $47,000 for the quarter and $45,000 through the first nine months of the year. This increase over the prior year was largely attributable to a nonrecurring purchase of furniture and equipment for our Redmond training center in July 2006. Maintenance costs for computers and equipment rose by $31,000 on a year-to-date basis, based on a change in the management of, and contract for, office equipment such as printers and copy machines. Additionally, real estate taxes rose $27,000 compared to the first three quarters of 2005 as a result of annual increases in taxes paid on Bank properties, as well as property taxes on the land purchased for our new Canyon Park banking center, which is scheduled to open in the second or third quarter of 2007.

Other Noninterest Expense

For the quarter, other noninterest expense increased $266,000, or 13% relative to the third quarter of last year. The most significant contributors to the growth were losses on instruments used to hedge interest rate risk on long-term, fixed-rate commercial real-estate loans, as well as taxes, and legal fees. As previously discussed, the losses incurred from the hedging instruments were offset by mark-to-market gains on offsetting instruments that were reflected in our noninterest income. Through the first three quarters of 2006, other noninterest expense increased $718,000, or 12% compared to the prior year. In addition to the losses on hedging instruments, taxes, legal fees, and increased expenditures for credit insurance also contributed significantly to the higher level of year-to-date expense.

	Quarter Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Marketing and Public Relations	$210,000	$353,000	$730,000	$1,056,000
Credit Insurance	394,000	365,000	1,336,000	1,043,000
Outside Services	194,000	162,000	616,000	514,000
Information Systems	244,000	232,000	674,000	705,000
Taxes	205,000	137,000	509,000	363,000
Legal Fees	115,000	58,000	420,000	265,000
Other	948,000	737,000	2,572,000	2,193,000
Total Other Noninterest Expense	$2,310,000	$2,044,000	$6,857,000	$6,139,000

The hedging instruments, which represent the marking to market of two interest-rate swaps into which we entered during the second quarter, resulted in $138,000 in noninterest expense for the third quarter and $188,000 for the nine months ended September 30, 2006. While the losses on these instruments were, in fact, unrealized, accounting rules require any change in the market value of such instruments to be reflected in the current period income. Additionally, as previously noted in the “noninterest income” section, the losses incurred on these swaps were offset by mark-to-market gains on offsetting instruments. These derivatives are associated with two longer-term, fixed-rate commercial real-estate loans totaling approximately $3 million, and are marked-to-market each quarter. The derivatives were utilized to hedge interest rate risk associated with these loans and structured such that a gain on any given derivative is matched against a nearly identical loss on an offsetting derivative, resulting in essentially no net impact to the Bank’s earnings. To the extent that we continue to offer similar longer-term, fixed-rate maturities on commercial real estate loans in the future and use similar derivative structures to manage interest rate risk, this income, as well as the offsetting expense, would be expected to increase in future periods.

Relative to prior year levels, our tax expense rose 88% in the second quarter and 49% in the third quarter of 2006 due to increased business and occupation taxes. In addition to an increase in taxes resulting from income received from sales of consumer loans, the third quarter taxes include a $35,000 settlement with the WA State Department of Revenue on our B&O tax audit.

Compared to the same periods last year, legal fees rose $57,000, or 98% for the quarter, and $155,000, or 59% on a year-to-date basis, principally from our Sales Finance operations. The growth in that department’s legal expense was associated with a biennial compliance review of our lending practices in the numerous states in which the Sales Finance area conducts business. In addition to our Sales Finance operations, the first quarter of 2006 saw legal expenses increase as a result of fees associated with several non-performing loans. We recovered a portion of these expenses early in the second quarter.

After rising 39% over prior year levels in the first half of the year, our credit insurance premium costs rose only 8% in the third quarter, based on a refund of $70,000 in premiums on one of our insured sales finance pools. The majority of the credit insurance premiums is attributable to sales finance loans and, to a much lesser extent, residential land loans. A small share of the consumer and income property loan portfolios is also insured. As the portfolios and the percentage of the portfolios insured have grown, credit insurance premium expenses have increased. Including the third quarter refund, our credit insurance expense was up $293,000, or 28% over the prior year, through the first three quarters of 2006.

Partially offsetting the growth in operating costs was a decline in our marketing and public relations expenses of $143,000, or 40% in the third quarter of 2006 compared to the same period last year, and $326,000, or 31% for the nine months ended September 30, 2006. We reduced marketing expenditures across all departments during the first three quarters of this year, and anticipate that marketing and public relations costs will be maintained at a similar level for the remainder of the year.

FINANCIAL CONDITION

Assets

As of the September 30, 2006 quarter-end, our assets totaled $1.094 billion, representing an increase of less than 1% over the $1.086 billion 2005 year-end level, and a reduction of a similar magnitude from the June 2006 quarter-end level of $1.103 billion. Asset growth has been minimal through the first three quarters of 2006, with sequential quarter growth occurring only in the second quarter of this year. A substantially higher level of loan sales than in prior years and the continued runoff of our securities portfolio have been significant factors in the lack of growth this year.

Cash and Equivalents

Our balances of cash and equivalents, specifically our noninterest earning balances, declined significantly as of the September 30, 2006 quarter-end, totaling $14 million after exceeding $20 million at both the previous quarter and December 2005 year-end. Contributing to the reduction were the introduction of a new program which decreased our reserve requirement at the Federal Reserve, as well as a change in our correspondent banking relationship which reduced balances in transit.

We view the decline in cash balances as a positive event, as reducing a noninterest earning asset balance does not result in the loss of any interest income, but does allow us to retire a corresponding level of funding sources and avoid the related interest expense.

Securities

Our securities portfolio (available-for-sale and held-to-maturity) fell $23 million from its level as of September 2005, $22 million from the year end level, and $4 million from the June 30, 2006 quarter-end, to $99 million as of September 30, 2006. Our expectation for the remainder of 2006 is that while we may consider executing a purchase of securities to replace part of the run-off in the portfolio, we do not anticipate a material increase in the size of our securities portfolio.

Over the past several quarters, we have typically found the yields available on investment securities to be significantly less attractive than those on loans, particularly when the funding costs to support the additional assets were taken into account. Consequently, as the securities in our portfolio have amortized or matured, we have generally not replaced the paid off balances, but instead redirected those cash flows to support loan growth. In the event that yields on securities and/or the cost of funding purchases should become more conducive to holding investment securities, we would consider increasing the size of our securities portfolio at that time.

Based on current accounting literature, any investment security purchased is classified in one of the following categories: 1) trading, 2) available-for-sale, or 3) held-to-maturity. The majority of the securities in our present portfolio are of the second type, available-for-sale. None of the securities in our portfolio are classified in the trading category. Available-for-sale securities are reviewed regularly, and any unrealized gains or losses are recorded in comprehensive income in the shareholders’ equity account. As of September 30, 2006, the balance of the unrealized loss in comprehensive income, net of federal income taxes, totaled $1.6 million, indicating a decline relative to the $2.7 million and $2.0 million levels as of the quarters ended June 30 and March 31, 2006, and nearly returned to the $1.5 million balance as of the December 31, 2005 year-end. Generally, falling interest rates will enhance the amount recorded as unrealized gain, and rising rates will erode unrealized gains, as the market value of securities inversely adjusts to the change in interest rates. The passage of time partially counteracts these interest rate effects, as the unrealized gain or loss on a given security will gradually decline to zero as the security approaches its maturity date. As we do not anticipate liquidating any of our securities that are currently in an unrealized loss position, we do not expect that any of the unrealized loss will directly impact the gain or loss from security sales in future periods.

Servicing Assets

Servicing assets represent the deferred servicing rights generated from sales of loans that are sold servicing retained, reduced by the amortization and prepayments of those loans, as well as any impairment charges that may occur. While the increases in servicing assets have not and do not represent a significant percentage of our total assets, this area has grown and is expected to continue growing with future loan sales. Our servicing assets increased more than $1.4 million, or 77% through the first three quarters of 2006, including growth of $593,000 or 22% in the third quarter.

	3Q 2006	2Q 2006	1Q 2006	4Q 2005
Commercial	$281,000	$287,000	$275,000	$292,000
Residential	71,000	82,000	92,000	114,000
Consumer	2,943,000	2,333,000	2,107,000	1,460,000
Total	$3,295,000	$2,702,000	$2,474,000	$1,866,000

Loan Balances Serviced for Others	$135,708,000	$117,789,000	$107,479,000	$105,850,000

Continuing the trend from the first half of this year, our third quarter consumer loan sales significantly exceeded those of the prior year. In recent quarters, we have noted an increased level of interest in, and favorable opportunities to market our consumer loans to other institutional investors, as well as our expectation that sales of these loans would likely increase relative to the levels observed in 2005. As we have taken advantage of these opportunities, our servicing asset balance for consumer loans has grown. Although consumer loan sales of $18 million for the third quarter of 2006 were at the low end of our expectations, sales still far exceeded those of the same period last year, as well as our first and second quarter 2006 sales volumes of $13 million and $10 million, respectively. Based on our current levels of loan production and market demand, our expectation is for our fourth quarter consumer loan sales to total in the $14 million to $18 million range, which would once again significantly exceed the prior year’s sales levels. Note that these expectations may be subject to change based on changes in loan production, market conditions, and other factors.

Servicing assets related to commercial loans decreased slightly from the 2005 year-end and second quarter of this year, as servicing assets on participations sold during the quarter and first nine months of the year have roughly replaced the amortization of existing assets. While we continue to investigate opportunities to sell participations in our commercial real estate loans, the volumes of loan sales and gains thereon can vary significantly from quarter to quarter based the unique natures of these loans and sales.

Residential loans are generally sold servicing released and consequently, no servicing assets are recognized. In the fourth quarter of 2005, however, we executed a transaction that retained servicing rights for a pool of residential loans.

Loans

Loans receivable, excluding loans held-for-sale, increased $40 million from $878 million at the close of 2005 to $918 million at September 30, 2006, with the majority of this growth, or approximately $27 million, occurring in the second quarter, and nearly $10 million in the third quarter. While loan originations rose 15% in the second quarter relative to the same quarter last year, production was down 21% in the third quarter and nearly 2% on a year-to-date basis compared to the same periods last year.

Portfolio Distribution	3Q 2006	2Q 2006	1Q 2006	Q4 2005
Single Family (includes held-for-sale)	28%	26%	26%	25%
Income Property	28%	28%	31%	34%
Business Banking	16%	16%	14%	13%
Commercial Construction	5%	5%	4%	3%
Single Family Construction:
Spec Construction	3%	3%	3%	2%
Custom Construction	9%	10%	10%	10%
Consumer	11%	12%	12%	13%
Total	100%	100%	100%	100%

The modest increase that has occurred in earning assets over the course of this year has been attributable to growth in our loan portfolio, with our Business Banking and Residential Lending segments making the most significant contributions, though the Business Banking segment’s portfolio experienced a slight contraction in the third quarter following strong growth in the first half of the year. Additionally, our consumer lending segment would likely have shown significant growth this year, if not for the previously mentioned loan sales. Our sales of consumer loans have exceeded $41 million so far this year, including $18 million in the third quarter. The lack of any significant growth in the loan portfolio for the most recent quarter was in line with expectations, as we indicated in our second quarter press release that based on our forecasts for production volumes, payoffs, and loan sales, we did not expect to see any growth, and possibly even a modest decline in the size of our loan portfolio in the third quarter.

Income property loans, which consist of mortgages on investor-owned commercial real estate and multifamily properties, held steady as a percentage of the total portfolio between the second and third quarters, but have demonstrated a gradual declining trend over the longer term. This gradual decline has been largely the result of lower originations of permanent multifamily and commercial real estate loans, along with a high level of prepayments on the loan portfolio, which we attribute to a combination of a flat-to-inverted yield curve and increased competition from other lenders. The flattening of the yield curve reduced the rate differential between short- and long-term financing costs and provided a financial incentive for borrowers to select longer-term, fixed-rate loans as opposed to short-term or adjustable-rate financing. As we have historically been an originator of short-term and adjustable-rate loans, this as impacted us in two ways. First, as prospective buyers sought loans with terms that fell outside of our typical underwriting structures, our originations of permanent multifamily and commercial real estate loans declined. Secondly, with the yield curve providing borrowers with a financial incentive to refinance adjustable-rate loans, which make up the majority of our loan portfolio, with longer-term, fixed-rate debt, the prepayment rates on our income property portfolio remained at relatively high levels. Increased competition among lenders in our local market accelerated both the decline in new volumes as well as portfolio payoffs, as the competition frequently resulted in lenders offering prospective borrowers new loan commitments or existing borrowers the opportunity to refinance at unusually low margins.

We have undertaken several initiatives to reduce the high prepayment rates in the income property loan portfolio and to address borrowers’ requests for fixed-rate loans. In an effort to prevent prepayments of certain loans this year, we offered rate modifications to some of our borrowers. While these modifications effectively reduced asset yields and negatively impacted our net interest margin, we believe that retaining these loans outweighed the costs of losing the borrowing relationships altogether. The impact to net interest income, and ultimately earnings, as a result of these modifications is less than what the reduction in net interest income would have been had these loans paid off and refinanced elsewhere, effectively compressing our income property portfolio. Additionally, in the second quarter of this year, we began to utilize interest-rate swaps to hedge interest rate risk associated with extending longer-term, fixed-rate loans to certain commercial real estate borrowers. The use of these swaps allows us to provide loans with the longer terms sought by certain borrowers, and then convert the loan’s fixed rate to a floating rate through an institutional counterparty, thus offsetting any potential interest rate risk to the Bank as a consequence of offering loans with longer, fixed-rate terms.

Consumer loans, as a percentage of our overall loan portfolio, gradually declined from 13% at the 2005 year-end to 11% at the end of the third quarter. This decline is a direct result of the high level of loan sales this year. Consumer loan sales totaled $13 million, $10 million, and $18 million for the first, second, and third quarters of 2006, respectively.

Deposits and Borrowings

For the third quarter and year-to-date periods, our total deposit balances increased $15 million and $14 million, respectively, with non-maturity deposit balances rising in the first quarter, and then losing ground over the subsequent quarters. In contrast, time deposit balances declined modestly in the first quarter, significantly in the second, and then increased substantially in the most recent quarter.

In the first quarter of this year a substantial increase in non-maturity deposit balances allowed us to take steps to improve our funding mix by reducing balances borrowed from the FHLB, as well as rates offered on retail certificates of deposit. Unfortunately, this trend did not continue in the second and third quarters. Following impressive growth in the first quarter, our non-maturity deposit balances peaked in mid-April, then steadily declined for the next month as a result of outflows for federal income tax and state property tax payments, as well as a substantial reduction in balances maintained by a large commercial customer. The decline continued in the third quarter, as our non-maturity balances fell in July, then recovered modestly over the remainder of the quarter. Despite this recovery, our non-maturity balances ended the quarter at a level lower than that at which the quarter began. On a year-to-date basis, however, our non-maturity deposit balances remain approximately $13 million above the 2005 year-end level.

Offsetting the decline in non-maturity deposit balances in the third quarter were increased time deposit balances, including an increase in certificates issued through deposit brokerage services. Time deposit balances fell modestly in the first quarter and significantly in the second as we priced our time deposits less aggressively, resulting in a lower retention of maturing certificate balances. In the third quarter, however, time deposit balances increased significantly, rising nearly $23 million from their level as of the June 30, 2006 quarter end, restoring balances to approximately $1 million over the 2005 year end level. Contributing to the higher time deposit balances as of September 30, 2006 was an $8 million net increase in certificates issued through deposit brokerage services relative to the June 30, 2006 quarter-end. On a year-to-date basis, our brokered certificate balances increased $15 million on a net basis.

Our preferred supplemental funding mechanism is borrowing funds from the FHLB. During the first quarter of this year, modest asset growth and substantial increases in non-maturity deposit balances allowed us to reduce the amount borrowed from the FHLB and improve our funding mix. This trend did not continue into the second quarter, however, as the combination of deposit runoff and increased asset growth resulted in an increased use of FHLB funding. After declining from $226 million as of December 31, 2005 to $207 million at the end of the first quarter, advances from the FHLB rose to $248 million at the end of the second quarter. Similar to the first quarter, however, the third quarter saw an absence of asset growth as well as an increase in deposit balances. The combination of these two factors resulted in our balance of outstanding FHLB advances declining to $218 million as of the most recent quarter-end. As of September 30, 2006, we had the authority to borrow up to approximately $438 million from the FHLB, subject to maintaining a sufficient level of eligible collateral.

ASSET QUALITY

Provision and Reserve for Loan Loss and Loan Commitments Liability

For the quarter, we reserved $267,000 in provisions for loan losses and unfunded commitments, down from the $325,000 provision in the third quarter of last year. Similarly, through the first three quarters 2006, the $473,000 reserved was a significant reduction relative to the $1.2 million provision for the same period in 2005. The reductions in this year’s provision were based in large part on very low net charge-off levels relative to historical norms, as well as this year’s high sales levels of consumer loans, which typically constitute the majority of our charged-off balances. Our charged-off loan balances, net of recoveries, totaled only $56,000 in the third quarter of 2006 and $170,000 for the first nine months of the year. In contrast, net charge-offs totaled $173,000 and $615,000 for the same periods last year. Also contributing to the reduction in this year’s provision was a significant slowdown in the rate of loan portfolio growth, and the fact that the loan growth we have experienced this year has been largely attributable to our residential lending segment, which is generally considered lower risk than other lending segments.

Prior to the second quarter of 2006, the reserve for loan loss included the estimated loss from unfunded loan commitments. The preferred accounting method is to separate the loan commitments from the disbursed loan amounts and record the loan commitment portion as a liability. At September 30, 2006, we determined that the reserve for loan commitments was $345,000, which we have included in “Accounts Payable and Other Liabilities.”

We consider the liability account for unfunded commitments to be part of the reserve for loan loss. Although the accounting treatment that we now use is a preferred method, the substance of the reserve is the same as it has been in prior quarters. When we calculate the reserve for loan loss ratio to total loans we include the liability account in that calculation.

Including the $345,000 liability for unfunded commitments, our reserve for loan losses totaled approximately $10.4 million at September 30, 2006, up from $9.9 million at September 30, 2005 and $10.1 million at the 2005 year-end. At this level, the allowance for loan losses represented 1.12% of gross loans at September 30, 2006, compared to 1.13% at both the 2005 year-end and September 30, 2005.

Non-Performing Assets

Our exposure to non-performing assets as of September 30, 2006 was:
One multi-family loan in OR. Possible loss of $90,000.	$484,000
One multi-family loan in OR. No anticipated loss.	381,000
Sixty-seven consumer loans. Full recovery anticipated from insurance claims.	381,000
Fourteen insured consumer loans (insurance limits have been exceeded). Possible loss of $99,000	99,000
Twelve consumer loans. Possible loss of $84,000.	84,000
One single-family residential loan in Western WA. No anticipated loss.	83,000
Two consumer loans. No anticipated loss.	20,000
Total Non-Performing Assets	$1,532,000

PORTFOLIO INFORMATION

Commercial Real Estate Loans

The average loan size (excluding construction loans) in the Commercial Real Estate portfolio was $719,000 as of September 30, 2006, with an average loan-to-value ratio of 63%. At quarter-

end, two of these commercial loans were delinquent for 60 days. Small individual investors or their limited liability companies and business owners typically own the properties securing these loans. At quarter-end, the portfolio was 41% residential (multi-family or mobile home parks) and 59% commercial.

The loans in our commercial real estate portfolio are well diversified, secured by small retail shopping centers, office buildings, warehouses, mini-storage facilities, restaurants and gas stations, as well as other properties classified as general commercial use. To diversify our risk and to continue serving our customers, we sell participation interests in some loans to other financial institutions. About 14% of commercial real estate loan balances originated by the Bank have been sold in this manner. We continue to service the customer’s loan and are paid a servicing fee by the participant. Likewise, we occasionally buy an interest in loans originated by other lenders. About $8 million of the portfolio, or 2%, has been purchased in this manner.

Sales Finance (Home Improvement) Loans

The Sales Finance loan portfolio balance decreased $4 million to $78 million, based on $21 million in new loan production, $18 million in loan sales, and loan prepayments that ranged from 30%-40% (annualized).

We manage the portfolio by segregating it into its uninsured and insured balances. The uninsured balance totaled $48 million at the end of the third quarter 2006, while the insured balance was $30 million. A decision to insure a loan is principally determined by the borrower’s credit score. Uninsured loans have an average credit score of 732 while the insured loans have an average score of 670. We are responsible for loan losses with uninsured loans and, as illustrated in the following table, the charge-offs for that portion of the portfolio have ranged from a low of $55,000 in net recoveries in second quarter 2006 to a high of $223,000 in charge-offs in the first quarter 2006. The charge-offs in the first quarter 2006 were largely attributable to bankruptcy filings that occurred as a consequence of the change in bankruptcy laws in October 2005.

UNINSURED PORTFOLIO - BANK BALANCES
	Bank Balance	Net Charge-Offs	Charge-offs (% of Bank Portfolio)	Delinquent Loans (% of Bank Portfolio)
September 30, 2005	$48 million	$ 98,000	0.21%	1.20%
December 31, 2005	$52 million	$ 93,000	0.18%	1.18%
March 31, 2006	$47 million	$ 223,000	0.47%	0.92%
June 30, 2006	$50 million	($ 55,000)	(0.11%)	0.58%
September 30, 2006	$48 million	$ 63,000	0.13%	1.33%

Losses that we sustain in the insured portfolio are reimbursed by an insurance carrier up to the loss limit defined in the insurance policy. As shown in the following table, the claims to the insurance carrier have varied in the last five quarters from a low of $483,000 to as much as $1.0 million in the fourth quarter of 2005. The substantial increases in claims paid during the fourth quarter 2005 and first quarter 2006 again were largely related to bankruptcy filings immediately before the change in bankruptcy laws. The standard limitation on loss coverage for this portion of the portfolio is 10% of the original pool of loans.

INSURED PORTFOLIO - BANK AND INVESTOR LOANS
	Claims Paid	Claims (% of Insured Balance)	Delinquent Loans (% of Bank Portfolio)
September 30, 2005	$ 493,000	0.91%	3.64%
December 31, 2005	$1,023,000	1.87%	3.60%
March 31, 2006	$ 985,000	1.81%	3.60%
June 30, 2006	$ 483,000	0.86%	3.25%
September 30, 2006	$ 555,000	0.97%	5.99%

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

In March 2006, the pool for the policy year 2002/2003 reached the 10% cap from Insurer #1. Earlier, in October 2005, we acquired back-up insurance through Insurer #2 to address this circumstance. The policy through Insurer #2 added $1.07 million in additional coverage to that pool year, an amount equal to 10% of the outstanding balances at the policy date. The cost of this policy was competitive with the premiums that we were paying to Insurer #1. However, beginning July 1, 2006, Insurer #2 raised premiums by nearly 60% and we chose to discontinue the additional coverage. Upon cancellation, the insurer refunded approximately $70,000 in premiums paid on that policy, which lowered our insurance premiums in the third quarter.

We are negotiating a new policy with Insurer #2 for the policy year beginning August 1, 2006. As part of that negotiation, we are evaluating whether to continue insuring future loan production. Any decision about the continuation of credit default insurance on Sales Finance loans will likely be made in the fourth quarter.

Insurer #1
						Remaining
		Current	Original		Remaining*	Limit as %	Current
Policy	Loans	Loan	Loss	Claims*	Loss	of Current	Delinquency
Year*	Insured	Balance	Limit	Paid	Limit	Balance	Rate
2002/2003	$21,442,000	$ 7,587,000	$2,144,000	$2,153,000	$ 67,000	0.88%	8.63%
2003/2004	$35,242,000	$15,681,000	$3,524,000	$2,853,000	$ 671,000	4.28%	6.75%
2004/2005	$23,964,000	$14,667,000	$2,396,000	$1,034,000	$1,359,000	9.27%	5.36%

Policy years close on 9/30 of each year.

*Claims Paid and Remaining Loss Limit include credit for recoveries.

Insurer #2
						Remaining
		Current	Original		Remaining	Limit as %	Current
Policy	Loans	Loan	Loss	Claims	Loss	of Current	Delinquency
Year	Insured	Balance	Limit	Paid	Limit	Balance	Rate
2002/2003*	$0	$0	$1,077,000	$134,000	$0	0%	8.63%
2005/2006	$19,992,000	$15,570,000	$1,999,000	$157,000	$1,842,000	11.83%	2.96%
2006/2007	$ 3,911,000	$ 3,870,000	N/A**	$0	N/A	N/A	0%

*Loans in this policy year were the same loans insured with Insurer #1 during the same time period. This policy is no longer active and there are no claims pending.

**Not Applicable. Policy year closes on 7/31 of each year.

The prepayment speeds for the entire portfolio continue to remain in a range of 30% to 40%. During the third quarter of 2006, the average new loan amount was $11,000. The average loan balance in the entire portfolio is $9,200, and the yield on this portfolio is 10.54%. Loans with credit insurance in place represent 40% of our portfolio balance, and 27% (by balance) of the loans originated in the third quarter were insured.

Residential Lending

The residential lending portfolio (including loans held for sale) totaled $331 million on September 30, 2006. This represents an increase of $6 million from the end of the second quarter, 2006. The breakdown of that portfolio at September 30, 2006 was:

	Bank Balance	% of Portfolio
Adjustable rate permanent loans	$183 million	55%
Fixed rate permanent loans	$ 18 million	5%
Residential building lots	$ 47 million	14%
Disbursed balances on custom construction loans	$ 82 million	25%
Loans held-for-sale	$ 1 million	1%
Total	$331 million	100%

The average loan balance in the permanent-loan portfolio is $202,000, and the average balance in the building-lot portfolio is $116,000. Owner-occupied properties, excluding building lots, constitute 75% of the portfolio. Our underwriting is typically described as non-conforming, and largely consists of loans that, for a variety of reasons, are not readily salable in the secondary market at the time of origination. The yield earned on the portfolio is generally much higher than the yield on a more typical “conforming underwriting” portfolio. We underwrite the permanent loans by focusing primarily on the borrower’s good or excellent credit and our overall exposure on the loan. We manually underwrite all loans and review the loans for compensating factors to offset the non-conforming elements of those loans. We do not currently originate portfolio loans with interest-only payment plans nor do we originate an “Option ARM” product, where borrowers are given a variety of monthly payment options that allow for the possibility of negative amortization.

DEPOSIT INFORMATION

The number of business checking accounts increased by 14%, from 2,182 at September 30, 2005, to 2,484 as of September 30, 2006, a gain of 302 accounts. The deposit balances for those accounts grew 11%. Consumer checking accounts also increased, from 7,350 in the third quarter of 2005 to 7,728 this year, an increase of 378 accounts, or 5%. Our total balances for consumer checking accounts declined 5%.

The following table shows the distribution of our deposits.

	Time Deposits	Checking	Money Market Accounts	Savings
September 30, 2005	65%	14%	20%	1%
December 31, 2005	64%	14%	21%	1%
March 31, 2006	62%	13%	24%	1%
June 30, 2006	62%	13%	24%	1%
September 30, 2006	63%	13%	23%	1%

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

These segments are managed separately because each business unit requires different processes and different marketing strategies to reach the customer base that purchases the products and services. The segments, with the exception of the Consumer Lending Segment, derive a majority of their revenue from interest income, and we rely primarily on net interest revenue in managing these segments. No single customer provides more than 10% of the Bank’s revenues.

Consumer Lending

	Quarter Ended		Nine Months Ended
	Net Income	Return on Equity	Net Income	Return on Equity
September 30, 2004	$ 416,000	18.34%	$ 985,000	15.83%
September 30, 2005	$ 414,000	16.24%	$ 928,000	13.19%
September 30, 2006	$ 488,000	21.25%	$ 1,343,000	19.47%

The Consumer Lending segment’s net income rose relative to the third quarter of 2005 and increased significantly compared to the first nine months of last year based on substantially higher noninterest income, particularly gains on loan sales, compared to the prior year. These additional gains were, however, partially offset by a reduction in net interest income and higher noninterest expense.

As of the September 30, 2006 quarter end, the Consumer segment’s earning assets totaled $117 million, a 5% reduction relative to the level one year prior, based on consumer loan sales of $41 million in the first nine months of this year, including $18 million in the third quarter. The lower level of earning assets was partially offset by new loans with higher rates resulting in interest income that was approximately flat with third quarter of last year. On a year-to-date basis, the segment’s average earning assets were only 3% higher than the previous year; however, increases in the prime rate earlier this year in the HELOC portion of the segment’s portfolio resulted in a 14% year-to-date increase in interest income.

Interest expense rose 79% on a quarterly and 54% on a year-to-date basis relative to the same periods last year. A significant factor in our increasing cost of funds this year has been the decline in non-maturity deposit balances over the last two quarters. Following the first quarter of this year, we noted that a substantial growth in non-maturity deposit balances had allowed us to take steps to improve our funding mix by reducing FHLB borrowings and the rates offered on retail certificates of deposit. Unfortunately, this trend did not continue in the second and third quarters. Our non-maturity deposit balances peaked in mid-April, then declined as a result of outflows for federal income tax and state property tax payments, as well as a substantial reduction in balances maintained by a large commercial customer. The decline continued in the third quarter, as our non-maturity balances fell in July, then recovered modestly over the remainder of the quarter. This runoff in non-maturity balances was replaced by higher cost funding sources, specifically growth in time deposits, including those issued through brokerage services, and at various times, higher levels of FHLB advances. Also contributing to the increase over the prior year were FHLB advance balances that matured over the first quarter of this year and substantial time deposit balances maturing in the second quarter. Based on the rise in interest rates since these advances and time deposits were originated, these liabilities were subject to renewal at rates much higher than their original rates, resulting in a significant increase in interest expense compared to the prior year.

Combined, these factors resulted in a 23% reduction in the Consumer segment’s net interest income relative to its third quarter 2005 level and a 5% decline from its level for the first three quarters of last year.  Even with a $48,000 reduction in the third quarter provision for loan loss relative to the prior year, the segment’s net interest income after provision declined $397,000, or approximately 22% relative to the third quarter of 2005. Through three quarters, a $369,000 reduction in the segment’s provision for loan losses resulted in a $107,000, or 2% increase in the segment’s net interest income after provision relative to the prior year. Significant recoveries on previously charged-off loans during the second quarter and a low level of charge-offs in the third quarter, combined with this year’s high level of loan sales and resulting slowdown in loan portfolio growth, led to the significant reduction in the segment’s provision for loan losses. While we expect our improved collection efforts will contribute to a reduced level of loan losses relative to prior years, we believe that the provision for loan losses so far this year represent an unusual situation and expect our provision for loan losses to return to a level more consistent with historical norms in future quarters.

The Consumer segment’s noninterest income exceeded the prior year levels by $664,000 for the third quarter and $1.2 million on a year-to-date basis based on significantly higher volumes of loan sales and gains thereon. For the quarter, gains on consumer loan sales totaled $784,000 on sales of $18 million, up from $117,000 on sales of $2 million in the third quarter of 2005. Similarly, gains on sales through the first three quarters of this year totaled nearly $2.0 million on sales of $41 million, compared to $820,000 on sales of $18 million last year. Based on our current levels of loan production and market demand, our expectation is for fourth quarter consumer loan sales to total in the $14 million to $18 million range, significantly exceeding the prior year’s sales levels. Note that these expectations may be subject to change based on changes in loan production, market conditions, and other factors.

Partially offsetting the additional net interest and noninterest income, however, was growth in the Consumer segment’s noninterest expenses, which increased $161,000 and $670,000, or 10% and 13% compared to the third quarter and first nine months of last year. The largest contributors to the increased costs were compensation, credit insurance premiums, legal fees, and taxes. Compensation expense rose as a result of annual salary increases, additional expenditures for temporary office help, and the arrival of new personnel including a new manager for our Sales Finance lending area. The additional insurance cost was attributable to growth in insured sales finance loan balances, including both the loans in our portfolio and those serviced for other institutions, as well as a supplemental insurance policy taken out in late 2005 on a seasoned pool of previously insured loans. Also contributing to the additional expense were higher legal expenses for our Sales Finance operations attributable to the biennial compliance review process that evaluates our practices in the states in which we do business, as well as increased tax expense, which resulted from this year’s higher gains on loan sales and resulting profitability.

Residential Lending

	Quarter Ended		Nine Months Ended
	Net Income	Return on Equity	Net Income	Return on Equity
September 30, 2004	$ 670,000	24.21%	$ 2,054,000	26.24%
September 30, 2005	$ 921,000	24.79%	$ 2,538,000	24.65%
September 30, 2006	$ 1,081,000	27.61%	$ 3,011,000	27.23%

For the most recent quarter and year-to-date period, the Residential Lending segment’s net income totaled $1.1 million and $3.0 million, representing improvements of 17% and 19% over the comparable 2005 results, based on higher levels of net interest and noninterest income as well as reductions in the provisions for loan losses. The additional revenues were, however, partly offset by rising operating expenses.

The Residential segment has established a track record for consistent earning asset growth, with the segment’s September 30, 2006 balance indicating asset growth of approximately $27 million relative to the level one year prior. With the additional assets and the repricing effects resulting from increases in interest rate indexes from which the loan rates are set, interest income earned on the portfolio increased $1.4 million and $4.7 million, or 24% and 31% relative to the third quarter and first nine months of last year.

As with the Consumer Lending segment, the rates of increase for the Residential segment’s interest expense exceeded the rates of interest income growth, totaling 42% and 56% relative to the quarter and nine months ended September 30, 2005 due to the factors previously described in the Consumer Lending section; as well as the cost of the additional funds required to support the earning asset growth. Taking into account the increase in funding costs and the benefit of a $94,000 reduction in the segment’s provision for loan loss, the segment’s net interest income after provision increased approximately 10%, or $280,000 compared to the third quarter of last year. Through the first three quarters of the year, net interest income after provision exceeded the prior year by $1.1 million, or 13%, with $887,000 attributable to additional net interest income and $213,000 from reductions in the segment’s provision for loan loss.

For the quarter, the Residential Lending segment’s noninterest income rose $196,000, or 65%, based in large part on a higher level of loan fees, particularly prepayment fees. Prepayment fees on residential loans totaled $179,000 for the quarter, and included one fee received on a custom construction loan that exceeded $70,000. For the year-to-date period, the Residential Lending segment’s noninterest income increased $306,000, or 37%. In addition to the higher level of loan fee income, an allocation of insurance proceeds received from a key-man life insurance policy in the second quarter also contributed to the increase.

The Residential segment’s noninterest expense increased $252,000, or 15% for the quarter. Similarly, for the nine months ended September 30, 2006, noninterest expense totaled $674,000 more in 2006, an increase of 13%. In both cases, a reduction in the amount of loan origination expenses eligible for deferral and amortization contributed significantly to the increase relative to last year.

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

Also contributing to the additional expense in the third quarter and first nine months of 2006 were rising allocations of administrative and other costs, including expenses incurred at the banking centers. These allocations have increased with the growth of the Residential segment.

Business Banking Lending

	Quarter Ended		Nine Months Ended
	Net Income	Return on Equity	Net Income	Return on Equity
September 30, 2004	($ 73,000)	(3.63%)	($ 283,000)	(4.92%)
September 30, 2005	$ 82,000	3.02%	$ 85,000	1.09%
September 30, 2006	$ 46,000	1.28%	($ 16,000)	(0.16%)

Our Business Banking segment is one of the newer business lines in which we have invested, and will continue to invest our resources with the eventual goal of achieving our targeted 15% return on equity and consistent year-over-year earnings growth. While these results have not yet been achieved, we continue to invest in this segment, based upon its ability to attract low-cost core deposits, which help reduce our overall cost of funds, the diversification it brings to our portfolio of earning assets, and the potential it offers for generating longer-term relationship-banking opportunities and additional sources of noninterest income.

The Business Banking segment’s third quarter net interest income after provision for loan losses rose $347,000, or 24% over the same period last year, the largest increase among our business segments. Similarly, on a year-to-date basis, the segment’s net interest income after provision for loan losses exceeded the prior year level by $900,000, or 21%, the highest percentage increase among the four segments and second largest dollar increase behind the Residential segment. Like the Residential segment, the Business Banking segment succeeded in building incremental assets over the prior year, with earning assets totaling $175 million as of September 30, 2006, an increase of nearly 35% over the prior year level and the highest rate of growth for any of our business segments.

In addition to the earning asset growth, the prevalence of prime-based loans in the business banking portfolio also contributed to the improvement in interest income. While the majority of adjustable-rate loans in our portfolio reprice according to contractually defined schedules, most commonly on an annual basis, the rates on prime-based loans typically adjust in response to any change in the prime rate. Consequently, these loans repriced on several occasions over the course of 2005 and the first half of 2006.

For the quarter and nine months ended September 30, 2006, the Business Banking segment’s noninterest income rose $211,000 and $258,000, or 192% and 53% over the levels earned in the prior year. Contributing to the increase in miscellaneous fee income this year were the mark-to-market entries for two interest-rate derivatives into which we entered during the second quarter. The income on these instruments, which totaled $138,000 in the third quarter and $188,000 on a year-to-date basis, was essentially matched by comparable mark-to-market losses on offsetting derivatives recorded in our other noninterest expense. These derivatives are associated with two commercial loans totaling approximately $3 million and are marked-to-market each quarter. The derivatives were utilized to hedge interest rate risk associated with extending longer-term, fixed-rate periods on commercial real estate loans, and structured such that a gain on any given derivative would be matched against a nearly identical loss on a corresponding instrument, resulting in essentially no net impact to earnings. To the extent that we continue to offer similar longer-term, fixed-rate maturities on commercial real estate loans in the future and use similar derivative structures to manage interest rate risk, this income, as well as the offsetting expense, would be expected to increase in future periods.

Offsetting the growth in net interest and noninterest income was additional noninterest expense of $612,000 and $1.3 million relative the third quarter and first nine months of last year. Increases in expenses from our retail banking centers and other administrative departments allocated to the Business Banking segment made the most significant contributions to the growth in noninterest expense. The expenses from our retail banking centers allocated to the Business Banking segment have increased largely as a result of the strong growth of our business checking and other commercial deposit accounts. An increase was also observed in the segment’s compensation expense due to higher loan officer commissions in response to this year’s production of earning asset and deposit balances as well as the addition of a new business banking officer. Additionally, the mark-to-market losses on derivatives of $138,000 for the quarter and $188,000 for the nine-month period previously mentioned in the discussion of the segment’s noninterest income were included in the segment’s noninterest expense.

Income Property Lending

	Quarter Ended		Nine Months Ended
	Net Income	Return on Equity	Net Income	Return on Equity
September 30, 2004	$ 1,513,000	20.34%	$ 4,270,000	19.49%
September 30, 2005	$ 1,312,000	17.21%	$ 4,279,000	18.75%
September 30, 2006	$ 1,385,000	19.59%	$ 4,088,000	20.05%

The Income Property segment’s net income for the third quarter remained comparable with that of the third quarter of last year, rising $73,000, or approximately 6%. Through the first three quarters of 2006, however, the segment’s net income declined $191,000, or nearly 5% from last year’s level, as a reduction in earning assets negatively impacted net interest income. Additionally, the segment saw improvement in its noninterest income and a reduction in its provision for loan loss relative to the prior year, while noninterest expense remained little changed relative to the prior year.

For the most recent quarter, the segment’s net interest income after provision for loan loss declined $7,000, or a fraction of 1%, from the prior year level, based on interest income growth of 14% and a more than offsetting 32% increase in interest expense. The year-to-date results were about the same, as a 33% increase in interest expense exceeded the 10% growth in interest income. Unlike our other business segments, the Income Property segment’s portfolio of earning assets declined in the third quarter of 2006, continuing a trend observed in recent quarters.

The contraction of the segment’s earning assets has been largely attributable to declining originations of permanent multifamily and commercial real estate loans, combined with a high level of prepayments on the loan portfolio, which we attribute to a combination of a flat to inverted yield curve and increased competition from other lenders. The flat yield curve has reduced the rate differential between short- and long-term financing costs and provided a financial incentive for borrowers to select longer-term, fixed-rate loans as opposed to adjustable-rate financing. As we have historically been an originator of short-term and adjustable-rate loans, this impacted us in two ways. First, as prospective borrowers sought loans with terms that fell outside of our typical underwriting structures, our originations of permanent multifamily and commercial real estate loans declined. Second, with the yield curve providing borrowers with a financial incentive to refinance adjustable-rate loans, which make up the majority of our loan portfolio, with longer-term, fixed-rate debt, the prepayment rates on our Income Property portfolio remained at relatively high levels. Increased competition among lenders in our local market accelerated both the decline in new volumes as well as portfolio payoffs, as the competition frequently resulted in lenders offering prospective borrowers new loan commitments, or existing borrowers the opportunity to refinance, at unusually low margins.

The segment’s noninterest income rose $127,000, or 68%, relative to the third quarter of last year, based on increases in gains on loan sales as well as prepayment penalties received from paid off loans. After selling participations in several commercial real-estate loans during the second quarter, additional participations were transacted in the third quarter. Based on a virtual absence of gains in the third quarter of last year, gains in the third quarter of 2006 were well above their year ago levels, and gains on a year-to-date basis substantially ahead of last year’s pace. Through the first three quarters of 2006, the segment’s noninterest income was up $264,000, or 35%. In addition to the higher level of loan sale gains, the allocation to the business segments of insurance proceeds received from a key-man life insurance policy factored significantly into the increase over 2005.

In contrast to the other business segments, noninterest expense for the Income Property segment remained little changed relative to the prior year, increasing 2% for the quarter and declining 1% relative to the first nine months of last year. As previously noted, the asset growth exhibited by the Residential and Business Banking segments was not observed with the Income Property segment, which instead saw its balances decline as the other business lines grew their operations and became larger components of our overall asset mix. Consequently, for a number of different expenses that we allocate out to the business segments, such as banking center and administrative costs, the percentages allocated to other business lines increased over the prior year with their growing activity and asset balances, thus reducing the percentage allocated to the Income Property segment.

LIQUIDITY

We consider the repayment and/or sales of loans and securities, deposit growth, and the borrowing of wholesale funds to be our primary sources of liquidity. A secondary source of liquidity is cash from operations, which, though not significant, is a consistent source based upon the quality of our earnings. Our principal uses of liquidity are the origination and acquisition of loans and securities, and to a lesser extent the purchase of facilities and equipment.

	3Q 2006	3Q 2005	YTD 2006	YTD 2005
	(Dollars in thousands)
Loan Originations (Disbursed)	$(120,000)	$(151,000)	$(400,000)	$(406,000)
Increase/(Decrease) in Undisbursed Loan Proceeds	(13,000)	21,000	(15,000)	33,000
Securities Purchases	0	0	(7,000)	(6,000)
Total Originations and Purchases	$(133,000)	$(130,000)	$(422,000)	$(379,000)

Loan and Security Repayments	$100,000	$103,000	$317,000	$289,000
Sales of Loans	37,000	15,000	88,000	45,000
Total Repayments and Sales	$137,000	$118,000	$405,000	$334,000

Net Difference	$4,000	$(12,000)	$(17,000)	$(45,000)

Loan and security sales and repayments, our most significant sources of funding, are heavily influenced by trends in mortgage rates. When rates trend downward our prepayment speeds typically increase as borrowers refinance their loans at lower interest rates. Conversely, as rates rise we expect prepayments to slow, as fewer borrowers will have a financial incentive to refinance their loans. Through the first three quarters of 2006 our loan portfolio, excluding loans sold into the secondary market and spec construction loans, experienced an annualized prepayment rate of 37%, similar to the 35% observed in 2005.

We believe the flat to inverted shape of the yield curve in the first three quarters of 2006 likely contributed to the continued high level of prepayments, as the rate differential between short- and long-term financing diminished and reduced the financial incentive for borrowers to use shorter-term, adjustable-rate financing rather than longer-term fixed rate loans. This, in turn, provides borrowers holding short-term or adjustable-rate loans with an incentive to refinance with long-term fixed-rate loans.

Our preferred method of funding the net different between originations/purchases and repayments/sales is with deposits. To the extent that deposit growth is insufficient to fully fund the difference we may rely on wholesale funding sources including, but not limited to, FHLB advances, brokered certificates of deposit, and reverse repurchase agreements. During the third quarter and first nine months of 2005 and 2006, changes in funds from deposits and borrowings were as follows:

	3Q 2006	3Q 2005	YTD 2006	YTD 2005
	(Dollars in thousands)
Deposits	$15,000	$8,000	$14,000	$52,000
Borrowings	(31,000)	8,000	(8,000)	2,000
Total	$(16,000)	$16,000	$6,000	$54,000

For the third quarter and year-to-date periods our total deposit balances increased $15 million and $14 million, respectively, with non-maturity deposit balances rising in the first quarter, and then losing ground over the subsequent quarters. In contrast time deposit balances declined modestly in the first quarter, significantly in the second, and then increased substantially in the most recent quarter.

Following the first quarter of this year, we noted that a substantial increase in non-maturity deposit balances had allowed us to take steps to improve our funding mix by reducing balances borrowed from the FHLB as well as rates offered on retail certificates of deposit. Unfortunately, this trend did not continue in the second and third quarters. Following impressive growth in the first quarter, our non-maturity deposit balances peaked in mid-April, then steadily declined for the next month as a result of outflows for federal income tax and state property tax payments, as well as a substantial reduction in balances maintained by a large commercial customer. The decline continued in the third quarter as our non-maturity balances fell in July, then recovered modestly over the remainder of the quarter. Despite this recovery, our non-maturity balances ended the quarter at a lower level. On a year-to-date basis, however, our non-maturity deposit balances remained approximately $13 million above the 2005 year-end level.

Offsetting the decline in non-maturity deposit balances in the third quarter were increased time deposit balances, including an increase in certificates issued through deposit brokerage services. Time deposit balances fell modestly in the first quarter and significantly in the second as we priced our time deposits less aggressively, resulting in a lower retention of maturing certificate balances. In the third quarter, however, time deposit balances increased significantly, rising nearly $23 million from their level as of the June 30, 2006 quarter end, restoring balances to approximately $1 million over the 2005 year end level. Contributing to the higher time deposit balances as of September 30 was an $8 million net increase in certificates issued through deposit brokerage services relative to the June 30, 2006 quarter-end. On a year-to-date basis, our brokered certificate balances increased $15 million in net balances.

The inflow of deposits varies from period to period, and our ability to raise liquidity from this source is dependent on our effectiveness in competing with other financial institutions in our local market. That competition tends to focus on rate and service. Although we control the quality of service that we provide, we have no control over the rates offered by our competitors.

Our other major source of liquidity is wholesale funds, which includes our preferred supplemental funding mechanism, borrowings from the FHLB, as well as brokered deposits, reverse repurchase agreements, and a revolving line of credit at the Holding Company level. During the first quarter of this year, modest asset growth and substantial increases in non-maturity deposit balances allowed us to reduce the amount of funding borrowed from the FHLB and improve our funding mix. This trend did not continue into the second quarter, however, as the combination of deposit runoff and asset growth resulted in an increased use of FHLB funding. After declining from $226 million as of December 31, 2005 to $207 million at the end of the first quarter, advances from the FHLB rose to $248 million at the end of the second quarter. Similar to the first quarter, however, the third quarter saw an absence of asset growth as well as an increase in deposit balances. The combination of these two factors resulted in our balance of outstanding FHLB advances declining to $218 million as of the most recent quarter-end.

Our credit line with the FHLB is reviewed annually, and our maximum allowable level of borrowing is currently set at 40% of assets, implying the ability to borrow up to $438 million as of September 30, 2006, subject to a sufficient level of eligible collateral. As a percentage of quarter-end assets, our FHLB borrowings totaled 20%, compared to 23% at June 30, 2006, and 21% at the 2005 year-end. Potential risks associated with this funding source include the reduction or non-renewal of the line and insufficient collateral to utilize the line. We try to mitigate the risk of non-renewal by maintaining the credit quality of our loans and securities and attending to the quality and consistency of our earnings.

The potential risk of not holding sufficient collateral to utilize our available FHLB line as needed is monitored to ensure that ample collateral is available to meet our funding needs. Eligible collateral to secure our FHLB line totaled $291 million as of September 30, 2006, representing nearly 27% of total quarter-end assets. Our two principal sources of preferred collateral are single-family residential and multifamily loans. Over the last three years, we have seen an increase in single-family loans, while the level of multifamily loans has declined. Because single-family lending is a very profitable business segment and has exhibited steady growth in the last few years, we are encouraged that the business line will be able to provide sufficient collateral to meet our FHLB borrowing requirements.

Brokered deposits, which are included in the deposit totals, amounted to $57 million at the September 30, 2006 quarter-end, compared to $49 million as of June 30, 2006, $51 million at March 31, 2006, and $42 million at the December 2005 year-end. The decision to maintain a higher level of institutional deposits in 2006 has typically been attributable to rate differentials between these deposits and FHLB advances. Historically, rates on the two funding sources have been very comparable. However, at various points over the last four quarters, interest rates on brokered deposits fell below those of similar term FHLB advances. During these times, we increased our use of this funding source and issued brokered deposits to replace maturing FHLB advances. As of September 30, 2006, brokered deposits represented approximately 7.4% of total deposits. We may continue to increase our use in the future, depending on the costs of various wholesale funding sources and subject to internal policy limits. Our policy limit dictates that brokered deposits may represent no more than 20% of our total deposits. A risk associated with this type of funding is that the market would be unable to accept a high enough volume of brokered deposits from our Bank to reach the 20% policy limit. Additionally, any perceived or factual reputation risk associated with the Bank could endanger our ability to collect deposits from brokered or institutional sources. Again, the Bank works to mitigate such risk by actively managing the credit quality of our loans and securities, and the quality and consistency of our earnings.

Reverse repurchase lines are lines of credit, typically collateralized by securities. At the present time, we maintain two reverse repurchase lines, the first of which has a borrowing limit of $10 million. While securities are the preferred source of collateral on this line, loans may be used as collateral as well, including loans that are not considered eligible collateral to secure FHLB advances. Our other reverse repurchase line has a limit of $25 million with securities being the collateral source. The risks associated with these lines are the withdrawal of the line based on the credit standing of the Bank and the potential lack of sufficient collateral to support the lines. Risk mitigation techniques include attending to the quality and reliability of our earnings, as well as to the quality of our credit.

An additional source of liquidity has been our cash from operations, which, though not significant, is a consistent source based upon the quality of our earnings. On a very limited basis it can be viewed as cash from operations, adjusted for items such as provision for loan losses and depreciation. See the “Consolidated Statements of Cash Flows” in the financial statements section of this filing for a calculation of net cash provided by operating activities.

In addition to using liquidity to fund loans and securities, we routinely invest in facilities and equipment. In the first three quarters of 2006, we spent $3.4 million in this area, of which $772,000 was invested in the third quarter. By comparison, we invested $5.9 million in these assets in the first three quarters of last year. Planned projects over the remainder of this year include further renovation of First Mutual Center and the continued construction of our new banking center at Canyon Park.

CAPITAL

The FDIC’s statutory framework for capital requirements establishes five categories of capital strength, ranging from a high of well capitalized to a low of critically under-capitalized. An institution’s category depends upon its capital level in relation to relevant capital measures, including a risk-based capital measure, a leverage capital measure, and certain other factors. At September 30, 2006, we exceeded the capital levels required to meet the definition of a well-capitalized institution:

	Actual	Minimum for Capital Adequacy Purposes	Minimum to be Categorized as “Well Capitalized” Under Prompt Corrective Action Provisions
Total capital (to risk-weighted assets):
First Mutual Bancshares, Inc.	11.64%	8.00%	N/A
First Mutual Bank	11.54	8.00	10.00%

Tier I capital (to risk-weighted assets):
First Mutual Bancshares, Inc.	10.39	4.00	N/A
First Mutual Bank	10.29	4.00	6.00

Tier I capital (to average assets):
First Mutual Bancshares, Inc.	7.61	4.00	N/A
First Mutual Bank	7.67	4.00	5.00

SUBSEQUENT EVENTS

We currently insure many of the sales finance loans with a FICO score of 720 or less. In the third quarter, insured loans represented 27% of the new loans originated. The insurance contract is negotiated annually, and loans originated in the ensuing 12 months are placed in a separate pool. For the forthcoming pool year beginning August 1, 2006, the insurer has informed us that the general terms and conditions that we have negotiated in prior years will not be available to us. Insurance coverage will still be offered but with a premium structure that effectively results in a lifetime premium obligation equal to, or greater than, the amount of claims paid by the insurance company.

We are considering three options to address this issue:

1)	Sell loans to investors without any credit enhancement. The pass-through interest rate to the investor would be appropriately higher to compensate for the greater credit risk the investor has assumed.
2)	Continue to insure only those loans sold with lower credit scores. The credit enhancement would be passed through to the investor and may result in a lower pass-through rate to the investor.
3)
Sell loans to investors with the Bank accepting limited recourse of approximately 2.5%-3.0% of the loans sold. Again, this structure would presumably result in a lower pass-through rate to the investor.

In options two and three, we incur the obligation of limited recourse that will be expensed at the time of sale as an offset to the gain on loan sale. We estimate that the expensing of the limited recourse will reduce our gains by about 25%. Our current gain on loan sale is approximately 4%-5% of the loans sold. With the limited recourse obligation we would anticipate that gain dropping to about 3.00%-3.75%.

The option selected will largely depend on investor preference. Our sales for the last few years have been structured such that the investor assumes the entire risk on loans with FICO scores above 720 (about 70% of the loans sold). For the insured loans with scores below 720, the investor receives insurance protection for up to 10% of those loan balances. Option #2 has the same structure as past loan sales and we are confident that if necessary we could continue to offer that program. Our preference would be Option #1, which is to increase the pass-through rate with the investor assuming the risk of any loans in default. Option #3 is a hybrid of the two basic options. The number of loans subject to limited recourse in either option #2 or #3 may also change by lowering the FICO cutoff score, for example from 720 to 700.

The lead time in introducing a new program is two to three months so we do not believe that we will know the nature of investor preference until the end of fourth quarter. It is entirely possible that all three options will be employed with individual investors having varied preferences. Although we favor not having to expense limited recourse at the time of sale, all three options will be priced to be attractive to the investor while maximizing the profitability of the loan sales to the Bank.

Update to the Outlook section of the Press Release

In the “Outlook for Fourth Quarter 2006” section of our press release, dated October 24, 2006, we indicated that we expected our loan portfolio to increase by $10-$15 million in the fourth quarter. Subsequent to that press release we have completed an analysis of our loan portfolio as of October 31st, and our business lines have reassessed the probable net portfolio gain or loss for the remaining two months. Because of an unexpected increase in loan prepayments we now believe that our loan portfolio will decline in the fourth quarter within a range of $5-$15 million.

As we have noted in prior quarters estimating loan growth is very difficult. Loan prepayments can vary widely, and loan originations often exceed or fail to meet expectations. In addition, loan sales will vary considerably from one quarter to another depending on the opportunities presented by investors.

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

Hedging Techniques

We review interest rate trends on a monthly basis and employ hedging techniques where we believe they are appropriate. These techniques may include financial futures, options on financial futures, interest rate caps and floors, interest rate swaps, and extended commitments on future lending activities.

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

In the second quarter of 2006, we began to utilize interest rate swaps in connection with the underwriting of longer-term, fixed-rate commercial real estate loans. This decision was the result of prospective borrowers’ demand for longer-term, fixed-rate loans, and the preference of depositors for instruments of significantly shorter terms. Under this program, we originate commercial mortgage loans with amortization schedules of up to thirty-years, with an initial ten-year fixed rate. To hedge the interest rate risk exposure presented by ten-year, fixed-rate instruments, we utilize interest rate swaps on a loan-by-loan basis to convert each loan’s fixed rate to an adjustable rate subject to regular repricing relative to a market index rate, typically the one-month LIBOR rate. As this is a new program, with the first two such credits just originated in the second quarter, we do not yet have an expectation of the number of loans that will likely be originated and hedged in such a manner. These interest rate swaps will be used solely for the purpose of managing the interest rate risk associated with longer-term, fixed-rate assets, and will not be used for any speculative purposes.

In addition to the interest rate swaps associated with these loans, the borrowers entered into prepayment agreements that have been determined to be derivatives. Although the interest rate swap derivative and prepayment agreement derivative are not constructed as a hedge, their valuations tend to move in opposite directions constituting an offset to each other.

Net Interest Income (NII) and Economic Value of Equity (EVE) Simulation Model Results

	September 30, 2006		December 31, 2005
	Percentage Change		Percentage Change
Change in Interest Rates	Net Interest	Economic Value	Net Interest	Economic Value
(in basis points)	Income	of Equity	Income	of Equity
+200	1.61%	(2.90%)	0.06%	(2.72%)
+100	n/a	(0.90%)	n/a	(0.55%)
-100	n/a	0.04%	n/a	(1.94%)
-200	0.79%	(2.41%)	(1.32%)	(6.54%)

Net Interest Income Simulation

Our income simulation model, based on information as of September 30, 2006, indicated that our net interest income over the following twelve months was projected to increase from its “base case” level in scenarios in which interest rates are assumed to gradually increase or decline by 200 bps over a twelve-month period. The magnitudes of the changes, however, suggest that there is little sensitivity in net interest income from the “base case” level over a twelve-month horizon in either scenario, as an increase in net interest income of 1.61% was observed in the rising rate environment, and a change of only 0.79% was indicated in the falling rate scenario.

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

In the simulated 200 bps upward shift of the yield curve, the discount rates used to calculate the present values of assets and liabilities will increase, causing the present values of both assets and liabilities to fall, with more prominent effects on longer-term, fixed-rate instruments. Additionally, when interest rates rise, the cash flows on our assets are typically expected to decelerate as borrowers are assumed to become less likely to prepay their loans. As the cash flows on these assets are shifted further into the future, their present values are further reduced. Our EVE simulation model results as of September 30, 2006 indicated that our assets and liabilities would be expected to exhibit similar levels of sensitivity to rising rates, with the economic value of assets declining by 2.54%, compared to a decline of 2.50% for our liabilities. Given the higher asset sensitivity and greater asset balance than liabilities, the reduction in the economic value of assets exceeded the impact on liabilities. Consequently, the economic value of our equity was negatively impacted in this scenario, declining 2.90%.

The opposite occurs when rates decline, as the discount rates used to calculate the present values of assets and liabilities will decrease, causing the present values of both assets and liabilities to rise. Counteracting this effect for assets, however, is the tendency for cash flows from assets to accelerate in a falling rate scenario, as borrowers refinance their existing loans at lower interest rates. These loan prepayments prevent the economic values of these assets from increasing in a declining rate scenario, illustrating an effect referred to as negative convexity. Taking this negative convexity into account, the simulation results indicated a negative impact to EVE in the falling rate scenario. In this case, the economic values of both assets and liabilities were positively impacted when rates were assumed to fall by 200 bps, assets by 1.89% and liabilities by 2.37%. As a result, with the value of liabilities rising more than asset values, our economic value of equity was negatively impacted in this scenario, declining 2.41%.

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

One-Year Interest Rate Sensitivity Gap

	September 30, 2006		December 31, 2005
	(Dollars in thousands)
One-Year Repricing/Maturing Assets	$691,833		$715,543
One-Year Repricing/Maturing Liabilities	756,504		773,093

One-Year Gap	$(64,671)		$(57,550)

Total Assets	$1,093,937		$1,086,165

One-Year Interest Rate Gap as a Percentage of Assets	(5.9%	)	(5.3%	)

At a negative, or liability sensitive, 5.9% of assets, our twelve-month interest rate sensitivity gap as of September 30, 2006 indicated a degree of liability sensitivity similar to the 5.3% observed at the 2005 year-end, and a decrease from 8.9% at June 30, 2006. Impacting the gap ratio as of June 30 was a timing difference between hybrid ARM securities held in our investment portfolio and the FHLB advances utilized to fund their purchase.

The hybrid securities were purchased in the second quarter of 2004 with a first rate reset date of July 2007. Given the velocity at which market interest rates were moving at that time, the funding sources for these securities, and thus our margins on the trades, were locked in at the times of the trades. Consequently, the funding sources are scheduled to mature in the second quarter of 2007, and were thus included in the “One-Year Repricing/Maturing Liabilities” in the June 2006 ratio, while the corresponding assets are not subject to reprice until July 2007, and were thus just beyond the one-year time horizon. The impact of this timing difference on our one-year gap ratio reversed in July 2006, as the securities moved to the “One-Year Repricing/Maturing Assets” category, with a corresponding decrease in our liability sensitivity.

Securities

ITEM 3

The following table sets forth certain information regarding carrying values and percentage of total carrying values of the Bank’s consolidated portfolio of securities classified as available-for-sale and held-to-maturity (dollars in thousands).

	September 30,
	2006		2005
Available-for-Sale:	Carrying Value	Percent of Total	Carrying Value	Percent of Total

US Government treasury and agency obligations	$10,800	12%	$18,031	16%
Mortgage backed securities:
Freddie Mac	14,504	15%	16,893	15%
Ginnie Mae	35,688	38%	46,131	40%
Fannie Mae	32,683	35%	33,683	29%
Total mortgage-backed securities	82,875	88%	96,707	84%

Total securities available-for-sale	$93,675	100%	$114,738	100%

	September 30,
	2006		2005
Held-to-Maturity:	Carrying Value	Percent of Total	Carrying Value	Percent of Total

Municipal bonds	$1,147	20%	$1,192	16%
Mortgage backed securities:
Freddie Mac	321	6%	476	6%
Fannie Mae	4,265	74%	5,679	78%
Total mortgage-backed securities	4,586	80%	6,155	84%

Total securities held-to-maturity	$5,733	100%	$7,347	100%

Estimated market value	$5,689		$7,399

ITEM 3A

The following table shows the maturity or period to repricing of the Bank’s consolidated portfolio of securities available-for-sale and held-to-maturity (dollars in thousands):

	Available-for-Sale at September 30, 2006
	One Year or Less		Over One to Three Years		Over Three to Five Years		Over Five to Ten Years		Over Ten to Twenty Years		Over Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Available-for-Sale:

US Government treasury and agency obligations	$—		$—		$5,852	4.08%	$—		$4,948	4.00%	$—		$10,800	4.05%
Mortgage backed securities:
Ginnie Mae	26,028	4.06%	9,660	4.04%	—		—		—				35,688	4.06%
Freddie Mac	275	7.13%	1,729	4.05%	2,846	3.50%	2,992	4.63%	6,662	4.50%	—		14,504	4.33%
Fannie Mae	203	6.95%	4,284	4.77%	3,187	4.12%	—		25,009	4.29%	—		32,683	4.35%
Total mortgage-backed securities	26,506	4.11%	15,673	4.24%	6,033	3.83%	2,992	4.63%	31,671	4.33%	—		82,875	4.22%

Total securities available-for-sale -- Carrying Value	$26,506	4.11%	$15,673	4.24%	$11,885	3.95%	$2,992	4.63%	$36,619	4.29%	$—	0.00%	$93,675	4.20%

Total securities available-for-sale -- Amortized Cost	$26,831	4.11%	$15,937	4.24%	$12,280	3.95%	$3,134	4.63%	$37,980	4.29%			$96,162	4.20%

	Held-to-Maturity at September 30, 2006
	One Year or Less		Over One to Three Years		Over Three to Five Years		Over Five to Ten Years		Over Ten to Twenty Years		Over Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Held-to-Maturity:

Municipal bonds	$—		$—		$—		$—		$220	5.38%	$927	6.31%	$1,147	6.13%
Mortgage backed securities:
Freddie Mac	321	6.86%	—		—		—		—		—		321	6.86%
Fannie Mae	1,344	6.83%	1,338	4.29%	—		—		1,583	4.78%	—		4,265	5.27%
Total mortgage-backed securities	1,665	6.83%	1,338	4.29%	—		—		1,583	4.78%	—		4,586	5.38%

Total securities held-to-maturity -- Carrying Value	$1,665	6.84%	$1,338	4.29%	$—		$—		$1,803	4.85%	$927	6.30%	$5,733	5.53%

Total securities held-to-maturity -- Fair Market Value	$1,704	6.83%	$1,304	4.30%	$—		$—		$1,757	4.86%	$924	6.32%	$5,689	5.56%

ITEM 4.	Controls and Procedures

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

At September 30, 2006, the Company was not engaged in any litigation, which in the opinion of management, after consultation with its legal counsel, would be material to the Company.

ITEM 1A.	Risk Factors

For information regarding certain Risk Factors, please refer to Part I, Item 1A, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

(3.1)	Amended and Restated Articles of Incorporation, incorporated by reference on Form 10-Q filed with the SEC on August 8, 2005.

(3.3)	Bylaws (as amended and restated), incorporated by reference on Form 8-K filed with the SEC on July 5, 2006.

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

Date: November 7, 2006	FIRST MUTUAL BANCSHARES, INC.

	By:	/s/ John R. Valaas
John R. Valaas
President and Chief Executive Officer

By:	/s/ Roger A. Mandery
Roger A. Mandery
Executive Vice President (Principal Financial Officer)