Form 10-K
period 2006-12-31
FIRST MUTUAL BANCSHARES INC
filed 2007-03-15
CIK 1098337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

As of June 30, 2006, there were issued and outstanding 6,648,415 shares of the registrant’s common stock. The aggregate market value of the voting stock held by non-affiliates of 4,343,330 shares of the registrant was $93,468,461 based on the closing sales price of the registrant’s common stock as quoted on the Nasdaq Market System which on June 30, 2006 was $21.52. (All amounts were adjusted for the five-for-four stock split paid on October 4, 2006).

As of February 27, 2007, there were issued and outstanding 6,681,954 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Certain information required by Parts I and II is incorporated by reference to the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2006.

2.	Certain information required by Part III incorporated by reference to the Registrant’s Proxy Statement dated March 16, 2007 for the 2007 Annual Meeting of Shareholders.

Forward-Looking Statements Disclaimer

This Form 10-K Report and the other Securities and Exchange Commission filings made by the Company, which are incorporated by reference, contain statements concerning future operations, trends, expectations, plans, capabilities, and prospects of the Company that are forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. Statements containing words such as “anticipate,”“believe,” “expect,” or similar words may constitute forward-looking statements.  Although the Company believes that the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business and operations, actual events, results, or developments may differ materially from those expressed or implied in forward-looking statements due to a number of risks and uncertainties. Factors which could affect actual results include economic conditions in the Company’s market area, interest rate fluctuations, the impact of competitive products, services and pricing, loan delinquency rates, and the legislative and regulatory changes affecting the banking industry. Certain risks and uncertainties which could affect the Company are discussed in the Risk Factors section of this Report and from time to time in the filings made by the Company with the Securities and Exchange Commission, including cautionary statements regarding the forward-looking information in such filings. These risks and uncertainties should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Company shall not be responsible to update any such forward-looking statements.

PART I

Item 1. Business.

General

First Mutual Bancshares, Inc. (the “Company”) is a Washington corporation, which was formed for the purpose of becoming the bank holding company for First Mutual Bank (the “Banky). The Bank’s reorganization was completed on October 26, 1999, on which date the Bank became the wholly-owned banking subsidiary of the Company, and the stockholders of the Bank became stockholders of the Company. The Company’s only significant activity is holding the stock of the Bank and engaging in certain passive investment activities. This discussion refers to the consolidated statements of the Company and the Bank, and therefore the references to “Bank” in this discussion refer to both entities.

First Mutual Bank was incorporated as a Washington state-chartered mutual savings bank in 1968 known as First Mutual Savings Bank and was the successor to Eastside Savings and Loan Association, which was organized in 1952 and commenced operations in 1953. The Bank converted from mutual to stock form through the sale and issuance of 966,000 shares of Common Stock in December 1985. In connection with the holding company reorganization, the Bank changed its name to First Mutual Bank. Effective in June 2000, the Federal Reserve Bank approved the election for the Company to become a financial holding company. The Bank is subject to regulation by the State of Washington Department of Financial Institutions and the Federal Deposit Insurance Corporation (“FDICy). The Company is subject to regulation by the Federal Reserve Board.

Our business consists of attracting deposits from the general public and small to medium size businesses as well as obtaining funds from wholesale funding sources and investing those funds primarily in commercial and residential real estate loans, business loans, construction loans, and consumer loans. We also invest in federal government and agency obligations, mortgage-backed securities, and municipal securities. In addition to portfolio lending, we participate in mortgage banking activities that encompass the selling of primarily fixed-rate loans into the secondary mortgage market.

The principal sources of funds for lending and investment activities are deposits, repayment of loans, loan sales and Federal Home Loan Bank (“FHLBy) of Seattle advances. The primary sources of income are interest on loans, gains on sales of loans and investments, ser-vicing fees on loans, service-charge income on deposit accounts and interest and dividends on investment securities. Principal expenses are interest paid on deposits and borrowings, and general and administrative costs.

The savings and lending operations are conducted through 12 full-service banking centers located in Bellevue (3), Issaquah, Kirkland (2), Monroe, Redmond, Sammamish, Seattle (2), and Woodinville. We also have consumer loan offices located in Orange Park, Florida and Mt. Clemens, Michigan. Our corporate office is located at 400 108th Avenue N.E., Bellevue, Washington 98004. See “Item 2. - Propertiesy herein for additional information regarding our facilities.

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

•
Residential Lending - Residential lending offers loans to borrowers to purchase, refinance, or to build homes secured by one-to-four-unit family dwellings. It also finances the purchase or refinance of buildable residential lots.

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

•
Income Property Lending - Income Property lending offers permanent and interim construction loans for multifamily housing (over four units), manufactured housing communities, commercial real estate properties, and single-family spec construction. The underlying real estate collateral being financed typically secures these loans.

Each of these business segments also sells loans into the secondary market. We may choose to retain or sell the right to service the loans sold (i.e., collection of principal and interest payments) depending upon market conditions.

These segments are managed separately because each business unit requires different processes and different marketing strategies to reach the customer base that purchases the products and services. The segments derive a majority of their revenue from interest income, and we rely primarily on net interest revenue in managing these segments. No single customer provides more than 10% of the Bank’s revenues. Please refer to the section titled “Business Segments” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) portion of our 2006 Annual Report and Note 20 - “Segments” in the Notes to Consolidated Financial Statements in the annual report for more information.

Yields Earned and Rates Paid

Pretax earnings depend significantly upon net interest income, which is the difference between the income we receive on our loan portfolio and other investments and our cost of money, consisting primarily of interest paid on deposits and borrowings. Net interest income is affected by: (i) the difference between rates of interest earned on our interest-earning assets and rates paid on our interest-bearing liabilities (“interest rate spready) and (ii) the relative amounts of our interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

At December 31, 2006, our portfolio of loans consisted of 80% adjustable-rate and 20% fixed-rate loans. We have employed various measures designed to make yields on our loan portfolio and investments interest-rate sensitive. They have included: (i) adoption of a policy under which we generally originate and sell long-term, fixed-rate mortgage loans which have been underwritten to specifications of secondary market investors and qualify for sale in the secondary market, (ii) emphasis on origination of adjustable-rate mortgage loans on residential and commercial properties, (iii) origination of construction loans secured by residential and commercial proper-ties, at interest rates subject to periodic adjustment based upon the prevailing market rates, and (iv) origination of business loans at interest rates subject to periodic adjustment based on prevailing market rates. See “Lending Activitiesy in this Form 10-K and “Market Risk Sensitive Instrumentsy in the “MD&A” section of the 2006 Annual Report.

AVERAGE BALANCE SHEET

The following table presents, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resulting interest rate spread, and ratios of interest-earning assets to interest-bearing liabilities. Averages are calculated using monthly averages. We follow the practice of stopping interest accruals on loans past due 90 days and over unless it is reasonably believed that all principal and interest due on the loan will be fully recovered. Interest income on tax-free municipal bonds is not shown on a tax-equivalent basis.

	At December 31,
	2006		2006			2005			2004
	Balance	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets:	(Dollars in thousands)
Loans receivable, net	$897,436	8.01%	$905,302	$74,847	8.27%	$847,495	$61,624	7.27%	$782,566	$50,195	6.41%
Mortgage-backed securities	83,204	4.29%	91,259	4,051	4.44%	108,604	4,621	4.25%	100,116	3,865	3.86%
Municipal securities	1,144	6.13%	1,158	78	6.74%	1,197	79	6.60%	1,252	80	6.39%
FHLB stock	13,122	0.01%	13,122	13	0.10%	13,057	53	0.41%	12,200	339	2.78%
US securities	10,829	4.05%	12,619	518	4.10%	17,971	642	3.57%	14,585	504	3.46%
Short-term investments and other	6,990	5.15%	3,856	665	3.92%	2,620	344	1.64%	1,703	144	0.70%
Total interest-earning assets	1,012,725	7.53%	1,027,316	80,172	7.81%	990,944	67,363	6.80%	912,422	55,127	6.04%

Noninterest-earning assets	66,538		55,398			54,030			19,892
Total assets	$1,079,263		$1,082,714			$1,044,974			$932,314

Interest-bearing liabilities:
Deposits	$750,435	3.80%	$719,151	$26,910	3.74%	$674,413	$18,191	2.70%	$606,036	$12,292	2.03%
Long-term debentures (TPS)	17,000	7.82%	17,000	1,330	7.82%	17,000	1,172	6.89%	17,000	1,002	5.89%
FHLB and other advances	176,533	4.98%	228,196	11,832	5.19%	239,315	7,817	3.27%	230,021	5,799	2.52%
Total interest-bearing liabilities	943,968	4.09%	964,347	40,072	4.16%	930,728	27,180	2.92%	853,057	19,093	2.24%

Noninterest-bearing liabilities - deposits and other	65,274		53,343			54,509			24,120
Total liabilities	1,009,242		1,017,690			985,237			877,177
Shareholders’ equity	70,021		65,024			59,737			55,137
Total liabilities and shareholders’ equity	$1,079,263		$1,082,714			$1,044,974			$932,314

Net interest income				$40,100			$40,183			$36,034
Ratio of average interest-earning assets to average interest-bearing liabilities			1.07x			1.07x			1.06x
Interest rate spread					3.65%			3.88%			3.80%

Net yield (net interest income as a percentage of average interest-earning assets)				3.90%			4.06%			3.95%
Amortized loan fees included in loan receivable interest income				$1,309			$599			$516

Rate Volume Analysis

The “Rate Volume Analysisy table is contained in the section captioned “MD&Ay in the Annual Report, which is incorporated herein by reference.

Lending Activities

General. Our loan portfolio totaled $897.4 million at December 31, 2006 (loans held-for-sale totaled $13.7 million of this amount). On that date before deductions (see Note 5 - “Loans Receivable, Net and Loans Receivable Held-for-Sale” to the Consolidated Financial Statements for additional information), $264.3 million, or 26%, of total outstanding loans consisted of loans secured by one-to-four-unit residential properties; $138.3 million, or 14%, consisted of loans secured by mortgages on over-four-unit residential properties; construction loans constituted $235.1 million, or 24%; $163.3 million, or 16%, consisted of commercial real estate loans; $99.7 million, or 10%, consisted of consumer loans; and $96.0 million, or 10%, consisted of business loans.

Our principal lending activities have focused on the origination of residential, commercial real estate, business banking, and consumer loans. Total loans originated were $546.2 million and $526.0 million for the years ended December 31, 2006 and 2005, respectively, and $469.7 million for the year ended December 31, 2004.

In order to maintain the interest rate sensitivity of our loan portfolio and investments, we place an emphasis on the origination of adjustable-rate mortgage loans on residential and commercial properties, and construction, business, and consumer loans at interest rates subject to periodic adjustment based upon the prevailing market rates. At December 31, 2006, $717.4 million, or 80%, of net loans receivable, including loans held-for-sale, were comprised of loans that were other than long-term, fixed-rate loans. This amount consists of $204.3 million in residential mortgage loans with rates adjustable at periods ranging from one to five years, $338.6 million in business loans and loans secured by income-producing and multifamily residential properties, $147.8 million in net construction loans, and $26.7 million in consumer loans.

The following tables provide selected data relating to the composition of our loan portfolio by type of loan and type of security on the dates indicated.

	As of December 31,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of loan:
Real estate loans:
Interim construction loans	$235,112	26.20%	$248,283	28.13%	$184,064	22.74%	$163,309	22.52%	$107,266	17.10%
Loans on existing property	354,488	39.50%	359,059	40.66%	379,054	46.83%	299,401	41.26%	270,947	43.18%
Loans refinanced	211,521	23.57%	210,576	23.86%	180,115	22.26%	228,726	31.53%	219,125	34.93%
Insured or guaranteed real estate loans	—	0.00%	—	0.00%	—	0.00%	—	0.00%	103	0.02%
Consumer loans and other	99,657	11.10%	115,941	13.14%	94,776	11.71%	85,243	11.75%	57,627	9.19%
Business lines of credit	95,955	10.69%	67,223	7.62%	52,963	6.54%	20,089	2.77%	14,683	2.34%
Less:
Undisbursed loan proceeds	(87,602)	(9.76%)	(109,568)	(12.41%)	(73,423)	(9.07%)	(64,140)	(8.84%)	(34,528)	(5.50%)
Reserve for loan and lease losses	(9,728)	(1.08%)	(10,069)	(1.14%)	(9,301)	(1.15%)	(8,406)	(1.16%)	(7,754)	(1.24%)
Unearned discount on purchased leases	(2,300)	(0.22%)	(44)	0.00%	—	0.00%	—	0.00%	—	0.00%
Net deferred loan (fees)/costs	333	0.00%	1,280	0.15%	1,158	0.14%	1,226	0.17%	(150)	(0.02%)

Total	$897,436	100.00%	$882,681	100.00%	$809,406	100.00%	$725,448	100.00%	$627,319	100.00%

	As of December 31,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Type of security:
Residential:
One-to-four family	$264,333	29.45%	$223,928	25.37%	$177,322	21.91%	$131,682	18.15%	$93,208	14.86%
Multifamily	138,351	15.42%	153,988	17.43%	176,429	21.80%	184,919	25.49%	177,621	28.31%
Construction	235,112	26.20%	248,283	28.13%	184,064	22.74%	163,309	22.51%	107,266	17.10%
Commercial real estate	163,325	18.20%	191,719	21.72%	205,418	25.38%	211,526	29.16%	219,346	34.97%
Consumer loans and other	99,657	11.10%	115,941	13.14%	94,776	11.71%	85,243	11.75%	57,627	9.19%
Business lines of credit	95,955	10.69%	67,223	7.62%	52,963	6.54%	20,089	2.77%	14,683	2.34%
Less:
Undisbursed loan proceeds	(87,602)	(9.76%)	(109,568)	(12.41%)	(73,423)	(9.07%)	(64,140)	(8.84%)	(34,528)	(5.50%)
Reserve for loan and lease losses	(9,728)	(1.08%)	(10,069)	(1.14%)	(9,301)	(1.15%)	(8,406)	(1.16%)	(7,754)	(1.24%)
Unearned discount on purchased leases	(2,300)	(0.22%)	(44)	(0.00%)	—	0.00%	—	0.00%	—	0.00%
Net deferred loan (fees)/costs	333	0.00%	1,280	0.15%	1,158	0.14%	1,226	0.17%	(150)	(0.02%)

Total	$897,436	100.00%	$882,681	100.00%	$809,406	100.00%	$725,448	100.00%	$627,319	100.00%

Loan Maturity. The following table sets forth certain information at December 31, 2006, regarding the dollar amount of loans maturing based on their contractual terms to maturity or repricing. Demand loans, loans having no stated schedule of repayments and no stated maturity, are reported as due in one year or less. Loan balances exclude unearned discounts, deferred loan origination fees, and allowance for loan and lease losses.

	Due within One Year	Two to Three Years	Three to Five Years	Five to Ten Years	Beyond Ten Years	Total
	(Dollars in thousands)
Real estate loans:
Interim construction loans	$147,510	$—	$—	$—	$—	$147,510
Loans on existing property	146,121	66,328	77,507	49,849	14,683	354,488
Loans refinanced	87,264	39,503	46,248	29,745	8,761	211,521
Consumer loans and other	33,058	2,020	5,340	37,939	21,300	99,657
Business loans	55,128	17,687	22,219	803	118	95,955

Total Loans	$469,081	$125,538	$151,314	$118,336	$44,862	$909,131

The following table sets forth the dollar amount of all loans, categorized by fixed interest rates and floating or adjustable interest rates. Loan balances exclude unearned discounts, deferred loan origination fees, and allowance for loan and lease losses.

	Due Within One-Year			Due After One-Year
		Adjustable			Adjustable
	Fixed Rate	Rate	Total	Fixed Rate	Rate	Total
	(Dollars in thousands)
Mortgage loans	$2,239	$378,655	$380,894	$72,411	$260,213	$332,624
Consumer loans	6,107	26,952	33,059	66,599	—	66,599
Business loans	47	55,081	55,128	35,743	5,084	40,827

Total	$8,393	$460,688	$469,081	$174,753	$265,297	$440,050

Residential Loans. At December 31, 2006, approximately 40% of the total loan portfolio, including loans held-for-sale and construction loans, consisted of loans secured by one-to-four-unit family dwellings principally located within the states of Washington, Oregon, and Idaho.

Our lending policies generally limit the maximum loan-to-value ratio on residential mortgage loans to 97% of the appraised value as determined by an independent appraiser, with the condition that private mortgage insurance is required on home loans with loan-to-value ratios in excess of 80%.

Mortgage loan originations are generally long-term loans, amortized on a monthly basis, with principal and interest due each month. The contractual loan payment period for residential loans typically ranges from five to 30 years. Our past experience indicates that real estate loans remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option, subject to prepayment penalty provisions when included in the note.

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

Included in our residential portfolio are single-family construction loans. These loans are further designated into two categories -- speculative and custom. Speculative (“spec”) construction loans, which represent 3% of the loan portfolio, are approved for builder-developers who generally first build the residence and then sell the property to the end buyer. Those loans typically are made for a 12-month period, which may be extended subject to negotiation and the payment of an extension fee. Interest rates on spec loans are tied to the prime rate and are adjusted when the prime rate changes. At the present time, rates quoted range from 0.5% to 1.0% above the prevailing prime rate and are dependent upon the type of loan and its terms.

Custom construction loans, which represent 8% of the loan portfolio, are originated directly to the borrower. The builder, with whom the borrower has contracted to build the residence, must be acceptable to the Bank. We oversee the disbursement of construction funds to the borrower and/or builder. These loans generally have 15- or 30-year terms with the construction period ranging from six to 12 months, with interest collected monthly based upon the disbursed balance of the loan. At the end of the construction period the terms of payment are modified to fully amortize the loan balance over the subsequent 15- or 30-year term.

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

Income Property Loans. Income property loans, consisting of multifamily, construction, and commercial real estate loans, totaled $295 million at December 31, 2006. That figure compares to $327 million at year-end 2005.

At December 31, 2006, commercial real estate loans (excluding multifamily and construction loans) constituted $130 million of the loan portfolio as compared to $139 million at the end of 2005. These loans are typically secured by office buildings, warehouses, commercial and retail centers located in our primary lending area of Washington State and Western Oregon. Permanent commercial real estate loans are normally made up to 75% of the appraised value of the property and generally have interest rates that are adjusted annually based on the short-term FHLB advance rate plus a spread ranging from 2.0% to 3.5%.

Income property real estate financing is generally considered to involve a somewhat higher degree of credit risk than financing of residential properties. The risk of loss on an income property construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of the construction cost of the property upon completion of the project proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with collateral that is insufficient to assure full repayment. On income property permanent real estate loans, the risk is primarily attributable to the cash flow from the property being financed. If the cash flow from the property is reduced (e.g., if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired.

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

Multifamily loans are generally made in amounts between $500,000 and $2.0 million and at December 31, 2006, the largest multifamily loan was for $5.6 million. As of December 31, 2006, multifamily loans were $137 million of the loan portfolio as compared to $165 million in 2005.

Business Banking. The Business Banking Department makes loans for “owner-occupied” commercial real estate properties, construction loans and non-real-estate-based business loans. At year-end 2006, total business banking loans grew to $145 million compared to $116 million the previous year. Non-real-estate business loans included in those totals were $94 million and $67 million at December 31, 2006 and 2005, respectively.

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

Consumer Loans. We originate consumer loans through two principal methods: sales finance lending (indirect lending) and direct consumer lending (consumer and home equity loans). Consumer loans totaled $101 million at December 31, 2006, compared to $117 million the previous year. Included in that total are sales finance loans totaling $73 million and $87 million at year-end 2006 and 2005 respectively.

The Sales Finance Department purchases consumer financing contracts from approved dealers in 45 states. The purchases are generally without recourse to the dealers. Typical collateral for these contracts includes retrofitted windows, siding, roofs, spas, and other home improvements. Dealers must be acceptable to the Bank prior to the purchase of contracts. Before a contract is purchased, Bank personnel make independent credit decisions on the borrowers by checking the creditworthiness of the borrower using various underwriting criteria.

We have satellite sales finance offices located in Orange Park, Florida and Mt. Clemens, Michigan. Our employees based out of these offices work with contractors in the eastern and midwestern portion of the United States to generate home improvement contracts for assignment to the Bank.

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

In previous years to mitigate losses, we entered into agreements with two national insurance companies to provide credit default insurance on a portion of the sales finance loans. The default insurance pays 100% of the loss on any given loan up to an overall liability cap as defined in the insurance policy. The insurance coverage, when applicable, is typically purchased for loans that fall below a cutoff credit score.

During 2006, after evaluating our use of credit insurance, we concluded that the benefits of the insurance on sales finance loans no longer outweighed the costs and chose to forego the insurance and assume the credit risk on future sales finance loan production. Loans insured prior to August 1, 2006 will remain insured under previous policies. Some sales finance loans originated on or after August 1, 2006 were sold to institutional investors with insurance placed prior to sale. These loans were insured under the new policy effective August 1, 2006. All other sales finance loans originated on or after August 1, 2006 will not be insured.

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

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral. At December 31, 2006, consumer loans past due 90 days or more totaled $507,000 as compared to $574,000 at year-end 2005.

Loan Solicitation and Processing. We rely upon our employees to solicit and/or originate business, consumer, income property, and residential loans. We also utilize the services of mortgage brokers and home improvement dealers and contractors. Residential mortgage brokers take applications from borrowers, process the credit information, obtain property appraisals, and then submit the loan to us for approval. If approved, the loan is funded by and closed in the name of the Bank. Income property brokers are generally limited to taking the initial application from borrowers. Mortgage brokers provide us with a cost-effective method of originating loans in a broader geographic area than our primary lending areas. Approxi-mately 84% of all residential loans closed during the year ended December 31, 2006, were obtained through mortgage brokers as compared to 89% during 2005. We also purchase retail installment contracts from home improvement dealers and contractors in 45 states.  In the process of selling home improvement products, the contractors have the borrower complete an application for credit to finance the purchase and installation of those products.   The application is forwarded to the Bank where the decision is made to purchase the contract.  Once the goods are installed to the satisfaction of the customer, the Bank purchases the contract from the contractor and the Bank assumes responsibility for collecting the borrower’s monthly payments.  With the exception of specific recourse purchase programs offered to a small number of contractors, all of the contracts purchased by the Bank are without recourse except in instances of fraud or misrepresentation of the work performed or the goods installed.

Our lending policy is reviewed annually and approved by the Board of Directors. Residential loans up to specified limits may be approved by a designated underwriter or member of the Consumer Loan Committee, which is comprised of officers Boudreau, Boyd, Harlan, Haley, Smeby, O’Rourke, and Zavaglia. Commercial real estate loans can be approved by the Chief or Senior Risk Officer up to $2.0 million or by a designated member of the Commercial Loan Committee up to $1.0 million. Commercial Loan Committee can approve these loans up to $6.5 million. This committee can also approve other secured business loans up to $6.5 million and unsecured up to $5.0 million. Four designated members of the Commercial Loan Committee must approve loans above these amounts. The members of the committee are officers Collette, Boudreau, Everett, Harlan, Kasanders, Mandery, Smeby, Valaas, Reininger, and Zavaglia. Except for small consumer or community business banking loans, the Commercial Loan Committee must also approve loans where the cumulative debt exceeds $4.0 million for residential and consumer loans or $3.0 million for income property or business loans.

Loan Originations and Sales of Loans into the Secondary Market. Loan originations increased in 2006 to $546 million from $526 million in 2005, and the comparable figure for 2004 was $470 million. The increase in originations came largely from business banking loan closings which increased from $44 million in 2005 to $85 million in 2006.

Selling loans in the secondary mortgage market reduces the risk that interest rates will escalate while holding long-term, fixed-rate loans in the portfolio. The sale of loans into the secondary market also allows us to continue to make loans during periods when savings inflows decline or funds are not otherwise available for lending purposes. In connection with such sales, we have the option of selling the servicing rights (i.e., collection of principal and interest payments). As of December 31, 2006, we serviced loans for others aggregating approximately $155 million as compared to $106 million in 2005. Net loan servicing fees totaled $1.3 million for the years ended December 31, 2006, and December 31, 2005.

Currently, some residential, commercial, and sales finance loans are being originated for sale and sold to investors. During the year ended December 31, 2006, we sold $49 million in residential loans, $59 million in sales finance loans, and $30 million in commercial loans as compared to $38 million in residential, $18 million in sales finance loans, and $11 million in commercial loans during 2005.

Set forth below is a table showing our loan origina-tion and sales activity for the periods indicated.

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Total loans at beginning of period (net of undisbursed loan proceeds)	$891,513	$817,549	$732,628
Loans originated:
Real estate loans:
Construction loans	212,988	241,401	170,824
Loans on existing property	185,403	163,682	87,519
Loans refinanced	62,655	39,798	62,021
Consumer and other loans	85,173	81,100	149,353

Total loans originated	546,219	525,981	469,717

Principal reductions	(390,500)	(384,805)	(280,831)
Loans sold:
Whole loans	(49,403)	(30,841)	(35,787)
Participation loans	(88,698)	(36,371)	(68,178)

Total loans sold	(138,101)	(67,212)	(103,965)

Total loans at end of period (net of undisbursed loan proceeds)	$909,131	$891,513	$817,549

Loan Commitments. Our commitments to make mortgage loans on existing residential dwellings are generally made for periods of 30 to 60 days. The borrower may reserve (“lock-iny) an interest rate and loan fee for a period of 10 to 60 days from the date of application. This reservation is conditioned upon loan approval and closing within this time frame. Interest rates and loan fees committed at the time of the lock-in are based upon the prevailing market rate at the time of approval. Outstanding commitments to borrowers totaled $283.1 million at December 31, 2006 and $315.5 million at year-end 2005.

Loan Origination Fees and Other Fees. In addition to interest earned on loans and servicing fees on loans sold and securitized, we receive loan origination fees for originating mortgage loans. See Note 1 - “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the 2006 Annual Report for information as to the recognition of loan fee income.

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

Real Estate Held-for-Sale and Non-Performing Loans. Loans are defined as non-performing when payment of principal and/or interest is 90 days past due unless we are reasonably assured that all principal and interest due on the loan will be fully recovered. Generally we are able to work out a satisfactory repayment schedule with a delinquent borrower; however, the Bank will undertake foreclosure proceedings if the delinquency is not otherwise re-solved. Property we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as “held-for-saley until such time as it is sold or otherwise disposed. At December 31, 2006, the total of non-performing loans, repossessed assets, and real estate acquired through foreclosure was $3.5 million as compared to $897,000 at year-end 2005.

The following table sets forth information regarding non-performing assets at the dates indicated.

		As of December 31,
	2006	2005	2004
	(Dollars in thousands)
Nonaccrual loans	$3,462	$897	$1,004
Other assets and real estate acquired through foreclosure	—	—	3

Total non-performing assets	$3,462	$897	$1,007

As a percentage of loans	0.39%	0.10%	0.12%
As a percentage of total assets	0.32%	0.08%	0.10%

Gross interest income that would have been recorded in the period if loans had been current with original terms	$361	$91	$81

Interest income on loans included in net income for the period	$286	$62	$44

There were four impaired loans totaling $1.0 million (net of impairment allowances) at year end 2006 and two impaired loans totaling $136,170 (net of impairment allowances) at year end 2005, respectively. The amount of impairment totaled $236,000 for 2006 and $172,000 for 2005.

Reserve for Loan and Lease Losses

The reserve for loan and lease losses is maintained at a level sufficient to provide for probable losses based on known and inherent risks in the loan portfolio. This reserve is based upon management’s continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio; actual loss experience; current and anticipated economic conditions; detailed analysis of individual loans for which full collection may not be assured and for which impairment may be present; and determination of the existence and fair value of the collateral and guarantees securing the loans.

The determination of the level of reserves, and thus any additional provision, is arrived at through a process that begins with the Asset Management Department, which analyzes the loan portfolio from a historical loss perspective and a composition and geographic concentration viewpoint. The Asset Management Department then prepares an economic analysis of the Puget Sound region that includes, when appropriate, employment forecasts, housing sales, vacancy rates, and commercial real estate analysis. That information is then reviewed by our Loan Policy Committee, and Chief Risk Officer who makes a recommendation as to the loan loss provision to the Audit Committee of the Board of Directors. The Audit Committee considers the input and recommendations of the Asset Management Department, the Loan Policy Committee, and the Chief Risk Officer, and determines the appropriate level of reserves. The Board of Directors reviews the actions of the Audit Committee. The ultimate recovery of loans is susceptible to future market factors beyond our control, which may result in losses or recoveries differing significantly from those provided in the financial statements. At December 31, 2006, the reserve for loan and lease losses totaled $9.7 million which compares to $10.1 million at December 31, 2005. During 2006 we reclassified $326,000 from the reserve for loan and lease losses and set up a liability for unfunded commitments which is located in “accounts payable and other liabilities” on the balance sheet.

While we believe we have established our existing reserve for loan and lease losses in accordance with accounting principles generally accepted in the United States of America as of December 31, 2006, there can be no assurance that regulators, when reviewing our loan portfolio in the future, will not request us to increase or decrease our reserve for loan and lease losses, thereby adversely affecting our financial condition and earnings. See the Consolidated Financial Statements contained in the Annual Report.

The following table sets forth an analysis of the allowance for loan and lease losses for the periods indicated.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance at beginning of period	$10,069	$9,300	$8,406	$7,754	$7,032

Charge-offs:
Residential	(375)	—	(172)	—	—
Commercial and multifamily	—	—	(1)	—	(6)
Business	(323)	(273)	(101)	(174)	(42)
Consumer and other	(885)	(773)	(640)	(466)	(223)
Total charge-offs	(1,583)	(1,046)	(914)	(640)	(271)

Recoveries:
Residential	281	4	—	—	—
Business	14	26	25	—	8
Consumer and other	308	285	218	142	75
Total recoveries	603	315	243	142	83

Provision for loan and lease losses	$965	$1,500	$1,565	$1,150	$910

Subtotal	10,054	10,069	9,300	8,406	7,754
Amount reclassified for unfunded commitments	(326)	—	—	—	—
Balance, end of year	$9,728	$10,069	$9,300	$8,406	$7,754

Ratio of net charge-offs to average loans outstanding	0.11%	0.09%	0.08%	0.07%	0.03%

Securities

The following table sets forth certain information regarding carrying values and percentage of total carrying values of the consolidated portfolio of securities classified as available-for-sale and held-to-maturity.

	At December 31,
	2006		2005
Available-for-sale:	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
US government treasury and agency obligations	$10,829	12%	$17,988	16%
Mortgage-backed securities:
Freddie Mac	14,101	16%	16,110	14%
Ginnie Mae	33,658	37%	43,122	38%
Fannie Mae	31,140	35%	37,230	32%
Total mortgage-backed securities	78,899	88%	96,462	84%

Total available-for-sale securities	$89,728	100%	$114,450	100%

	At December 31,
	2006		2005
Held-to-maturity:	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Municipal bonds	$1,144	20%	$1,188	17%
Mortgage-backed securities:
Freddie Mac	300	6%	433	6%
Fannie Mae	4,176	74%	5,345	77%
Total mortgage-backed securities	4,476	80%	5,778	83%

Total held-to-maturity securities	$5,620	100%	$6,966	100%

Estimated market value	$5,585		$6,971

The following table shows the maturity or period to repricing of the Bank’s consolidated portfolio of securities available-for-sale and held-to-maturity at December 31, 2006.

	One Year or Less		One to Three Years		Three to Five Years		Five to Ten Years		Ten to Twenty Years		Over Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale:
US government treasury and agency obligations	$4,965	4.00%	$5,864	4.08%	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%	$10,829	4.04%
Mortgage-backed securities:
Ginnie Mae	25,258	4.07%	8,400	4.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%	33,658	4.05%
Freddie Mac	274	7.13%	1,696	4.04%	5,731	4.09%	—	0.00%	6,400	4.50%	—	0.00%	14,101	4.33%
Fannie Mae	201	6.95%	3,648	4.85%	3,077	4.11%	—	0.00%	24,214	4.29%	—	0.00%	31,140	4.36%
Total mortgage-backed securities	25,733	4.13%	13,744	4.23%	8,808	4.10%	—	0.00%	30,614	4.33%	—	0.00%	78,899	4.22%

Total carrying value	$30,698	4.11%	$19,608	4.19%	$8,808	4.10%	$—	0.00%	$30,614	4.33%	$—	0.00%	$89,728	4.20%

Total amortized cost	$30,943	4.10%	$19,942	4.18%	$9,138	4.10%	$—	0.00%	$31,899	4.33%	$—	0.00%	$91,922	4.20%

	One Year or Less		One to Three Years		Three to Five Years		Five to Ten Years		Ten to Twenty Years		Over Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Held-to-maturity:
Municipal bonds	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%	$220	5.38%	$924	6.31%	$1,144	6.13%
Mortgage-backed securities:
Freddie Mac	300	6.88%	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%	300	6.88%
Fannie Mae	1,333	7.10%	1,291	4.25%	—	0.00%	—	0.00%	1,552	4.78%	—	0.00%	4,176	5.36%
Total mortgage-backed securities	1,633	7.06%	1,291	4.25%	—	0.00%	—	0.00%	1,552	4.78%	—	0.00%	4,476	5.46%

Total carrying value	$1,633	7.06%	$1,291	4.25%	$—	0.00%	$—	0.00%	$1,772	4.85%	$924	6.31%	$5,620	5.59%

Total fair value	$1,672	7.05%	$1,264	4.26%	$—	0.00%	$—	0.00%	$1,729	4.86%	$920	6.32%	$5,585	5.62%

Investment Activities

Under Washington law, savings banks are permitted to own government and government agency obligations, commercial paper, corporate bonds, mutual fund shares, debt and equity obligations issued by creditworthy entities, whether traded on public securities exchanges or placed privately for investment purposes. We retain a portfolio of mortgage-backed securities, US treasury and agency securities, and municipal bonds. Subject to certain exceptions, we are prohibited by FDIC regulations from making equity investments of a type, or in an amount, that are not permissible for national banks.

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

At December 31, 2006, the carrying value and the estimated fair market value of the investment securities portfolio totaled $95.3 million, as compared to $121.4 million for both amounts for 2005. Securities with stated maturities greater than 10 years comprised 90% of the investment portfolio in 2006. From time to time, investment levels may be increased or decreased depending upon a number of factors. These factors include the yields on investment alternatives and upon management’s judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectations of the level of yield that will be available in the future. In addition, management’s projections as to the short-term demand for funds to be used in origination of loans and other activities are also a consideration. During the past year the investment portfolio decreased 21%.

Mortgage-Backed Securities. We purchase mortgage-backed securities to: (i) generate positive interest rate spreads on large principal balances with minimal administrative expense, (ii) lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae, and Ginnie Mae, (iii) enable the use of mortgage-backed securities as collateral for financing, and (iv) invest excess funds during periods of reduced loan demand. Included in the mortgage-backed securities portfolio are Fannie Mae, Freddie Mac, and Ginnie Mae mortgage-backed obligations with a carrying value of $83.4 million and a market value totaling $83.3 million. In comparison, the related figures for 2005 totaled a carrying value and market value of $102.2 million.

Mortgage-backed securities typically represent a participation interest in a pool of single-family or multifamily mortgages. The principal and interest payments on these mortgages are passed from the mortgage originators, through intermediaries (generally US government agencies and government-sponsored enterprises) that pool and resell the participation interests in the form of securities to investors such as the Bank. These US government agencies and government-sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include Freddie Mac, Fannie Mae, and Ginnie Mae. Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that fall within a specified range and have varying maturities. Mortgage-backed securities generally yield less than loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Bank. These types of securities also permit us to optimize our regulatory capital because they have a low risk-weighting.

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

The following table sets forth information regarding the carrying values of mortgage-backed securities activity for the periods indicated.

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Beginning balance	$102,240	$112,773	$74,150

Mortgage-backed securities purchased	—	11,050	55,179

Amortization of premiums and discounts	(431)	(1,213)	(622)
Principal repayments	(18,434)	(20,370)	(15,934)

Ending balance	$83,375	$102,240	$112,773

The following table sets forth the composition of the carrying values of the mortgage-backed securities portfolio at the dates indicated.

	Years Ended December 31,
	2006		2005		2004
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Mortgage-backed securities:
Freddie Mac	$14,401	17.3%	$16,543	16.2%	$19,380	17.2%
Fannie Mae	35,316	42.3%	42,575	41.6%	44,785	39.7%
Ginnie Mae	33,658	40.4%	43,122	42.2%	48,608	43.1%

Total	$83,375	100.0%	$102,240	100.0%	$112,773	100.0%

The following table presents the carrying value of the investment securities portfolio. The market value of the investments in the table at December 31, 2006, was approximately $95.3 million.

	As of December 31,
	2006	2005	2004
	(Dollars in thousands)
Investment securities:
US government and agency obligations	$10,829	$17,988	$17,954
Corporate and municipal securities	1,144	1,188	1,217
Mortgage-backed securities	83,375	102,240	112,773

Total	$95,348	$121,416	$131,944

At December 31, 2006, municipal bonds included seven Washington State municipal bonds that, if rated, were rated AA or better.

For further information concerning the investment portfolio, reference is made to Note 3 - “Mortgage-Backed and Other Securities Available-for-Sale” and Note 4 - “Mortgage-Backed and Other Securities Held-to-Maturity” of the Notes to Consolidated Financial Statements in the Annual Report.

The following table provides the scheduled maturities, carrying values, market values, and average yields for the investment securities at December 31, 2006.

	One Year		One to Five Years		Five to Ten Years		Over Ten Years
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Total Carrying Value	Total Market Value	Yield
	(Dollars in thousands)
Municipals*	$—	0.00%	$—	0.00%	$—	0.00%	$1,144	6.13%	$1,144	$1,141	6.13%
US agencies	—	0.00%	5,864	4.08%	—	0.00%	4,965	4.00%	10,829	10,829	4.05%
Freddie Mac	—	0.00%	3,020	3.69%	—	0.00%	11,381	4.57%	14,401	14,407	4.38%
Fannie Mae	—	0.00%	492	5.50%	—	0.00%	34,824	4.46%	35,316	35,278	4.47%
Ginnie Mae	—	0.00%	—	0.00%	—	0.00%	33,658	4.05%	33,658	33,658	4.05%

Total	$—	0.00%	$9,376	4.03%	$—	0.00%	$85,972	4.31%	$95,348	$95,313	4.28%

* Municipal bond yields are not shown on a tax equivalent basis.

Deposit Activities and Other Sources of Funds

General. Savings accounts and other deposits are important sources of our funds for use in lending, security investments, and for other general business purposes. In addition to deposit accounts, we derive funds from loan repayments, interest payments, loan sales, FHLB advances and other borrowings, and operations. The availability of funds from loan sales is influenced by general interest rates and other market conditions. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows vary widely and are influenced by prevailing interest rates and market conditions. Borrowings are used to complement deposit inflows. Although the use of borrowed funds changes from year to year, our internal target is a maximum funding position of 30% of assets. At year-end 2006 and 2005, borrowings represented 16.4% and 21.2% of assets, respectively.

Deposits. We offer a number of deposit accounts, including savings accounts, checking, business checking accounts, money market accounts, and time deposit accounts, ranging in maturity from 30 days to 10 years. Deposit account terms vary with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate.

Jumbo Time Deposits. We offer jumbo, mini-jumbo and public funds mini-jumbo time deposits, and these accounts are offered for a minimum term of 30 days and in minimum amounts of $100,000, $50,000, and $20,000, respectively.

The following table indicates the amount of the jumbo time deposits by time remaining until maturity as of December 31, 2006. Rates paid on jumbo time deposits are negotiable.

Jumbo
Maturity Period	Time Deposits
(Dollars in thousands)
Three months or less	$81,938
Four through six months	67,312
Seven through 12 months	46,972
Over 12 months	23,938
Total	$220,160

IRA Accounts. We offer tax-deferred individual retirement accounts (“IRA”). IRA accounts are offered on the same terms as the time deposits. In addition, we offer a money market account to IRA customers. The money market IRA requires a minimum balance of $100.

Investments. In early 2006 we entered into an agreement with Elliott Cove Capital Management to offer six balanced portfolios of funds to our customers.  These funds were created for Elliott Cove by Dimensional Fund Advisors from Santa Monica California, a company with over $73 billion in assets under management.  These balanced portfolios range from a conservative portfolio with 70% in bonds/other to an All Equity portfolio.  The funds are sold via our Banking Centers, if we have a registered Investment Advisor (IA) present, or through a registered IA who works for Elliott Cove.

Deposit Flows. The following table sets forth the balance of deposits in the various types of accounts that we offered at the dates indicated.

	Balance at			Balance at			Balance at
	December 31,	% of	Increase /	December 31,	% of	Increase /	December 31,	% of
	2006	Deposits	(Decrease)	2005	Deposits	(Decrease)	2004	Deposits
	(Dollars in thousands)
Personal and business checking	$79,495	9.9%	$9,773	$69,722	9.2%	$9,453	$60,269	8.9%
Jumbo time deposits	220,160	27.3%	3,653	216,507	28.5%	50,141	166,366	24.6%
Extreme checking accounts	29,570	3.7%	(3,764)	33,334	4.4%	2,964	30,370	4.5%
Savings accounts	6,702	0.8%	(1,352)	8,054	1.1%	(380)	8,434	1.2%
Money market deposit accounts	204,629	25.4%	44,240	160,389	21.1%	(3,408)	163,797	24.3%
Three month or less time deposits	1,148	0.1%	(601)	1,749	0.2%	462	1,287	0.2%
Four to six month time deposits	31,066	3.9%	24,068	6,998	0.9%	(16,043)	23,041	3.4%
Seven month to one-year time deposits	149,377	18.6%	45,481	103,896	13.6%	11,121	92,775	13.7%
13 month to five year time deposits	83,347	10.3%	(76,397)	159,744	21.0%	31,164	128,580	19.1%
Six to 10 year time deposits	301	0.0%	(27)	328	0.0%	(122)	450	0.1%

Total deposits	$805,795	100.0%	$45,074	$760,721	100.0%	$85,352	$675,369	100.0%

IRA accounts	$28,808	3.6%	$(487)	$29,295	3.9%	$1,174	$28,121	4.2%

The following table represents an analysis of the deposit accounts by interest rate and remaining time to maturity at December 31, 2006.

	Less than	One to	Two to	Over
	One Year	Two Years	Five Years	Five Years	Total
	(Dollars in thousands)
Less than 2.01%	$117,052	$702	$306	$—	$118,060
2.01 to 3.00%	41,252	175	22	5	41,454
3.01 to 4.00%	109,115	11,938	2,127	6	123,186
4.01 to 5.00%	345,827	4,876	12,477	172	363,352
5.01 to 6.00%	150,605	1,123	7,766	—	159,494
6.01 to 8.00%	249	—	—	—	249

Total	$764,100	$18,814	$22,698	$183	$805,795

The following table provides the deposit activity for the periods indicated.

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Deposits	$4,337,324	$3,327,093	$2,089,551
Withdrawals	4,316,765	3,258,771	2,009,494

Net deposits before interest credited	20,559	68,322	80,057
Interest credited	24,515	17,030	11,421

Net increase in deposits	$45,074	$85,352	$91,478

For further information concerning deposits, reference is made to Note 8 - “Deposits” of the Notes to Consolidated Financial Statements in the Annual Report.

Borrowings. The FHLB serves as our primary borrowing source. Advances from the FHLB are typically secured by a portion of our residential mortgage loans, multifamily permanent loans, home equity loans, and securities. At December 31, 2006, we had advances totaling $171.9 million from the FHLB, which mature in 2007 through 2011 at interest rates ranging from 2.52% to 5.74%.

The Bank also has a note payable in connection with the 2004 purchase of land in West Seattle for construction of the permanent location of the West Seattle banking center. The $600,000 note payable was negotiated with the previous owner of the property. The rate on the note is 6.00% with a maturity date of November 1, 2009.

At the Company level we borrow from other banks. Those borrowings totaled $4.0 million at the end of 2006.

The FHLB functions as a central reserve bank providing credit for commercial banks, savings banks, savings and loan associations and certain other member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of our home mortgages and other assets such as securities which are obligations of, or guaranteed by, the United States government provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Limitations on the amount of advances are based on the FHLB’s assessment of the institution’s creditworthiness. Under its current credit policies, the FHLB has limited advances to 40% of our assets. At December 31, 2006, the percentage of assets represented by FHLB borrowings was 16%. For further information regarding borrowings and the FHLB see Note 9 - “FHLB and Other Advances” in the Notes to Consolidated Financial Statements in the Annual Report and “Regulation and Supervision - -Federal Home Loan Bank Systemy in the 10-K.

Critical Accounting Policies

We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In accordance with GAAP, management is required to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, income, and expenses in our Consolidated Financial Statements and accompanying footnotes. Our significant accounting policies are discussed in Note 1 - “Summary of Significant Accounting Policies” to the Notes to Consolidated Financial Statements.

We have identified the following policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because the likelihood that materially different amounts would be reported under different conditions or using different assumptions. The critical accounting policies that we have identified are related to the assumptions and estimates underlying the allowance for loan and lease losses, the value of servicing assets, the value of loans held-for-sale, the useful lives of fixed assets, credit insurance premiums payable, amortization of deferred loan fees/costs, the value of derivative instruments, the calculations to determine the value of stock option expense, deferred taxes, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. We believe that the judgments, estimates, and assumptions used in the preparation of our Consolidated Financial Statements are appropriate given the factual circumstances as of December 31, 2006. However, given the sensitivity of our Consolidated Financial Statements to these critical accounting policies, the use of other judgments, estimates, and assumptions could result in material differences in our results of operations or financial condition. Management has discussed these critical accounting policies with the Audit Committee of our Board of Directors.

Allowance for Loan and Lease Losses. The allowance for loan and lease losses represents management’s estimate of probable credit losses inherent in the portfolio as of the balance sheet date. The estimation of the allowance is based on a variety of factors, including past loan loss experience, the current credit profile of the borrower, adverse situations that have occurred that may affect the borrower’s ability to repay, the estimated value of underlying collateral, the interest rate climate as it affects adjustable-rate loans and general economic conditions. Loans held in the portfolio that are evaluated for collective impairment and loans held in the portfolio that are individually reviewed for impairment but deemed not to be impaired may have both an allocated and unallocated allowance. Loans that are individually deemed to be impaired may only have an allocated allowance.

The allowance for loans evaluated for collective impairment is comprised of an allocated allowance that is computed for each portfolio based on specific loan portfolio metrics and an unallocated allowance that is computed based on certain qualitative and environmental factors we believe are not adequately captured in the allocated allowance computations. Determining the adequacy of the allowance, particularly the unallocated allowance, is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan and lease losses in future periods.

The allowance is comprised of an allowance for individually impaired loans, as well as an allowance for other individually unimpaired loans that share common risk characteristics that, in the aggregate, have incurred a probable loss on a collective basis. The determination of common risk factors that indicate a probable loss on a collective basis is complex and requires significant judgment by management about the shared risk characteristics that suggest a probable loss.

The allowance for loan and lease losses is reported within the Consolidated Statements of Financial Condition and the provision for loan and lease losses is reported within the Consolidated Statements of Income.

The estimates and judgments are described in further detail in the Management’s Discussion and Analysis - “Reserve and Provision for Loan and Lease Losses.”

Servicing Assets. Servicing rights assets related to sales finance loans and commercial loans do not trade in an active, open market with readily quoted prices. Although sales do occur from time to time, the terms of such sales are generally not readily available. Consequently, we estimate the fair value of servicing utilizing internal discounted cash flow models.

The discounted cash flow model for servicing rights calculates the present value of the expected future net cash flows of the servicing portfolio based on various assumptions, such as estimated future servicing costs, expected servicing portfolio prepayment speeds and discount rates that are commensurate with the risk profile of the serviced assets. This model is highly sensitive to changes in certain assumptions. Different expected prepayment speeds, in particular, can result in substantial changes in the estimated fair value of servicing rights. If actual prepayment experience differs materially from the expected prepayment speeds used in the model, this difference would likely result in a material change in fair value of the servicing rights. Changes in the servicing rights values are reported in the Consolidated Statements of Income under the noninterest income caption “Service Fees, Net of Amortization.”  Additional discussion regarding the estimation of servicing rights fair value are described in the Management’s Discussion and Analysis - “Noninterest Income - Servicing Fee Income/(Loss).”  Key assumptions are described in Note 6 - “Servicing Assets and Servicing Fees” to the Consolidated Financial Statements.

Loans Held-For-Sale. Loans held-for-sale are carried on the Consolidated Statement of Financial Condition at the lower of aggregate cost or estimated fair value. The fair value of loans designated as held-for-sale is generally based on observable market prices of securities that have loan collateral or interests in loans that are similar to the held-for-sale loans. If market prices are not readily available, fair value is based on a discounted cash flow model, which takes into account expected prepayment factors and the degree of credit risk associated with the loans and the estimated effects of changes in market interest rates relative to the loans’ interest rates.

Fixed Assets. Property, plant, and equipment are carried at cost. Depreciation is calculated on a straight-line basis, over the estimated useful lives of the assets. Gains or losses resulting from dispositions are included in income. Betterments and renewals, which improve and extend the life of an asset are capitalized; maintenance and repair costs are expensed.

Credit Insurance Premiums Payable. The majority of credit insurance premiums are attributable to our sales finance loans, including both those loans retained in our portfolio as well as those loans serviced for other institutions. In previous periods, to mitigate losses, we entered into agreements with insurance companies to provide credit default insurance on a portion of the sales finance loans. The default insurance pays 100% of the loss on any given loan up to an overall liability cap as defined in the insurance policy. The insurance coverage, when applicable, is typically purchased for loans that fall below a cutoff credit score.

During 2006, after evaluating our use of credit insurance, we concluded that the benefits of the insurance on sales finance loans with low credit scores no longer outweighed the costs and chose to forego the insurance and assume the credit risk on future sales finance loan production.   Loans with credit scores below the cutoff credit score constitute about 20-30% of the loans originated. Investors who purchase loans with low credit scores are offered the choice of a lower pass through rate with the Bank guaranteeing a portion of their losses or a higher pass through rate where the investor assumes all the credit risk. When loans are sold under the agreement that the Bank will absorb a set percentage of the credit losses, a liability is set up that is equal to the present value of the future cash flows expected to be disbursed.  Each quarter this liability is evaluated and adjusted to reflect a level sufficient to cover the remaining estimated losses.  This estimate also incorporates the timing of the remaining estimated defaults based on historical charge off experience.  As claims are submitted, they are applied against this liability up to the maximum allowed.

Deferred Loan Fees/Costs. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method or the straight-line method of amortization. Remaining net deferred fees/costs related to loans sold are recognized in income at the time the loans are sold.

Derivative Instruments. The Company enters into derivative contracts to manage the various risks associated with certain assets, liabilities, or probable forecasted transactions. When the Company enters into derivative contracts, the derivative instrument is designated as: (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (a “fair value” hedge); (2) a hedge of the variability in expected future cash flows associated with an existing recognized asset or liability or a probable forecasted transaction (a “cash flow” hedge); or (3) held for other risk management purposes (“risk management derivatives”).

All derivatives, whether designated in hedging relationships or not, are recorded at fair value as either assets or liabilities on the Consolidated Statements of Financial Condition. Changes in fair value of derivatives that are not in hedge accounting relationships (as in (3) above) are recorded within the Consolidated Statements of Income in the period in which the change in value occurs. Changes in the fair value of derivatives that are designated as cash flow hedges (as in (2) above), to the extent such hedges are deemed highly effective, are recorded as a separate component of accumulated other comprehensive income and reclassified into earnings when the earnings effect of the hedged cash flows is recognized. Changes in the fair value of derivatives in qualifying fair value hedge accounting relationships (as in (1) above) are recorded each period in earnings along with the change in fair value of the hedged item.

The determination of whether a derivative qualifies for hedge accounting requires complex judgments about the application of Statement of Financial Accounting Standard No. 133 (SFAS 133). Additionally, this Statement requires contemporaneous documentation of the Company’s hedge relationships. Such documentation includes the nature of the risk being hedged, the identification of the hedged item, or the group of hedged items, that share the risk exposure that is designated as being hedged, the selection of the instrument that will be used to hedge the identified risk, and the method used to assess the effectiveness of the hedge relationship. The effectiveness assessment requires calculations that utilize standard statistical methods of correlation that must support the determination that the hedging relationship is expected to be highly effective, during the period that the hedge is designated, in achieving offsetting changes in fair value or cash flows attributable to the hedged risk. If the Company’s documentation and assessment of effectiveness are not considered to be adequate to achieve hedge accounting treatment, the derivative is treated as a free-standing risk management instrument.

Stock Option Expense. Effective January 1, 2006, we adopted SFAS 123(R), on a modified prospective basis, which requires all share-based payments to employees and directors to be recognized in the financial statements based on their fair values using an option-pricing model at the date of grant. We use a Black-Scholes-Merton option-pricing model to calculate the fair value of options. This model requires various judgmental assumptions including volatility, forfeiture rates and expected option life. If any of the assumptions used in the model change significantly, share-based compensation may differ materially in the future from that recorded in the current period. Stock options are discussed in more detail in Note 16 - “Stock Option Plans” in the Notes to Consolidated Financial Statements.

Accrued Taxes. The Company estimates tax expense based on the amount it expects to owe various tax authorities. Taxes are discussed in more detail in Note 11 - “Federal Taxes on Income” of the Notes to Consolidated Financial Statements. Accrued taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of the Company’s tax position.

Real Estate Acquired in Connection with Foreclosures or in Satisfaction of Loans. Assets acquired through, or in lieu of, loan foreclosures are held-for-sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. The amounts that will ultimately be recovered from foreclosed assets may differ substantially from the carrying value of the assets because of future market factors beyond management’s control.

Recently Issued Accounting Standards

Refer to Note 1 - “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in the 2006 Annual Report.

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

Deposit Insurance. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC. The DIF was created by the merger of the Bank Insurance Fund (“BIF”) and Savings Association Insurance Fund (“SAIF”) provided for in the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”), as enacted in February 2006. This legislation also increased insurance coverage for retirement accounts to $250,000 and indexed the insurance levels for inflation, among other changes. In addition, as a result of the FDIRA, the FDIC has adopted a revised, risk-based assessment system to determine assessment rates to be paid by member institutions, such as the Bank. Under this revised assessment system, risk is defined and measured using an institution’s supervisory ratings, combined with certain other risk measures, including certain financial ratios and long-term debt issuer ratings. The annual risk based assessment rates for 2007 range from $0.05 to $0.43 per $100 of insured deposits. The FDIRA also provided for a one-time assessment credit, to be allocated among member institutions. The FDIC one-time assessment credit may be used to offset future deposit insurance assessments beginning in 2007.

In addition to DIF assessments, beginning in 1997 the FDIC assessed BIF-assessable and SAIF-assessable deposits to fund the repayment of debt obligations of the Financing Corporation. The Financing Corporation is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. As of January 1, 2007, the annualized rate of risk-adjusted deposits, established by the FDIC for all DIF-assessable deposits, was 1.22 basis points. Under federal law, deposits and certain claims for administrative expenses and employee compensation against insured depository institutions are afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the liquidation or other resolution of such an institution by any receiver appointed by regulatory authorities. Such priority creditors would include the FDIC.

Capital Requirements. FDIC regulations recognize two types or tiers of capital: core (“Tier 1y) capital and supplementary (“Tier 2y) capital. Tier 1 capital generally includes common stockholders’ equity, non-cumulative perpetual preferred stock, and hybrid capital instruments designated by the FDIC less most intangible assets. Tier 2 capital, which includes 100 percent of Tier 1 capital plus such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock (original maturity of at least five years but less than 20 years) that may be included in Tier 2 capital is limited to 50 percent of Tier 1 capital.

The FDIC currently measures an institution’s capital using a leverage limit together with certain risk-based ratios. The FDIC’s minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets.

FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight -- 0%, 20%, 50% or 100% -- based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. We have calculated the Bank’s total risk-based ratio to be 12.4% as of December 31, 2006, and our Tier 1 risk-based capital ratio to be 11.2% for the Bank.

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

During 2002 and 2003, in addition to capital provided through retained earnings, we augmented our regulatory capital with trust preferred securities (“TPS”). These securities have a maturity of 30 years and are redeemable by the Company at par after five years, with certain exceptions. The TPS securities have been deconsolidated from our financial statements in accordance with FASB Interpretation No. 46(R) as amended but qualify as capital for regulatory capital limits. They are eligible for Tier 1 leverage capital treatment up to 25% of Tier 1 capital and for risk-weighted capital up to 50% of Tier 1 capital. We issued $17 million in securities ($9 million in 2002 and $8 million in 2003). In conjunction with the TPS issued in 2002 we entered into an interest rate swap with the FHLB. The purpose of the swap was to protect against potential adverse interest rate volatility that could be realized from TPSs issued with an adjustable interest rate in June 2002. The swap accomplished this by fixing the interest rate payable for the first five years of the TPS’ life. This swap is set to expire in 2007, coinciding with the first call date for the TPS. As the pricing on TPS has improved significantly since the time we issued these securities, it is our intention to refinance the $9 million in securities with a new TPS issue in 2007. Based on the current levels of interest rates and TPS pricing, we expect the replacement TPS will be issued at a rate lower than that of the issue to be retired. Other than the refinance of this TPS, there are no present plans to issue additional TPS securities. We believe that our current capital, plus retained earnings for year 2007, will meet our budgeted growth in assets for the forthcoming year.

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

Under FDICIA, the Audit Committee of the Board of Directors has several responsibilities that include, but are not limited to, overseeing the internal audit function; conducting periodic meetings with management, the independent public accountants, and the internal auditors; review of significant accounting policies and audit conclusions regarding significant accounting estimates; review of the assessments prepared by management and the independent auditors on the adequacy of internal controls and the resolution of identified material weaknesses and reportable conditions in internal controls; and review of compliance with laws and regulations.

Federal Home Loan Bank System. The FHLB serves as a reserve or central bank for the member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBs. It makes loans (i.e., advances) to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLB of Seattle. As a member, we are required to purchase and hold Class B stock in the FHLB of Seattle. The amount of stock a member institution is required to hold is based on the cumulative value of three criteria:

•	Advance Stock Purchase - Under this requirement, a member must currently hold stock with a par value equal to 4.0% of the outstanding principal balance of advances extended to the member.
•
Mortgage Purchase Program - Under this requirement, a member must currently hold stock with a par value equal to 5.0% of the outstanding principal balance of the loans sold to the FHLB by the member under the Mortgage Purchase Program, minus the Membership Stock Purchase requirement.

•
Membership Stock Purchase - Under this requirement, a member must currently hold stock with a par value equal to the greater of $500 or 0.50% of the member’s home mortgage loans outstanding as of the most recent calendar year end.

As of December 31, 2006, we held stock in the FHLB in the amount of $13.1 million which was sufficient to fulfill the FHLB’s membership requirements.

Federal Reserve System. The Federal Reserve Board requires (under “Regulation Dy) that all depository institutions maintain reserves on transaction accounts or certain non-personal time deposits. These reserves may be in the form of cash or non-interest bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits. Under Regulation D, the first $7.8 million (will increase to $8.5 million in 2007) of net transactions are exempt from reserve requirements. We must maintain a 3% reserve ratio on net transaction accounts over $7.8 million up to and including $48.3 million (will decrease to $45.8 million in 2007). A 10 percent reserve ratio will be assessed on net transaction accounts in excess of $48.3 million. These amounts and percentages are subject to adjustment by the Federal Reserve Board. The reserve requirement on non-personal time deposits with original maturities of less than 1.5 years is 0%. As of December 31, 2006, our deposit with the Federal Reserve Bank and vault cash exceeded the reserve requirements.

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

Community Reinvestment Act. During the second quarter of 2006, the FDIC completed a Community Reinvestment Act examination to assess our record of meeting the credit needs of our entire community, including low- and moderate-income neighborhoods, consistent with safe and sound operations. We were rated “needs to improve” for the three-year period ending December 31, 2005. The FDIC public disclosure performance evaluation is available from the Bank’s CRA officer and is available on the FDIC’s website. This rating will be taken into account by the FDIC in considering an application for approval of the establishment of a new banking center, the relocation of our main office or a banking center, or the merger, consolidation, acquisition of assets, or assumption of liabilities. This rating may be the basis for denying or conditioning approval of such an application.

Stock Repurchases. Bank holding companies, except for certain “well-capitalizedy and highly-rated bank holding companies, such as the Company, are required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by, or written agreement with, the Federal Reserve.

Capital Requirements. The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for the Bank.

The Company’s total risk-based capital must equal 8% of risk-weighted assets. As of December 31, 2006, the Company’s total risk-based capital to risk-weighted assets was 12.1% and its Tier 1 capital to risk-weighted assets was 10.9%.

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

The current thrift bad debt rules were passed by Congress as part of “The Small Business Job Protection Act of 1996.y The rules adopted a method for deducting additions to the tax bad debt reserves for all financial institutions for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). We have previously recorded a deferred tax liability equal to the bad debt recapture and as such the rules will have no effect on the net income or federal income tax expense. For taxable years since 1995, the Bank’s bad debt deduction is determined on the basis of net charge-offs during the taxable year.

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

State Taxation

We are subject to a business and occupation tax, which is imposed under Washington law at the rate of 1.5% of gross receipts. However, interest received on loans secured by first lien mortgages or deeds of trust on residential properties is not subject to such tax. The Bank also files a number of state tax returns in states in which sales finance activities are conducted or where we have salespeople employed.

Reference is made to Note 11 - “Federal Taxes on Income” of the Notes to Consolidated Financial Statements in the 2006 Annual Report for additional information regarding income taxes payable by the Company.

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

Employees

At December 31, 2006, we employed 226 full-time and 12 part-time employees. Our employees are not represented by any collective bargaining agreement. Management considers relations with our employees to be good.

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

In addition to affecting our asset yields and funding costs, and thus our net interest income, movements in interest rates can impact our performance in other ways including, but not limited to, influencing the overall level of loan originations and deposit demand, loan payoff rates, and the market values of assets, which could affect loan sales and gains thereon, as well as future servicing fee income.

While we actively monitor and manage our exposure to this risk, we would point out that interest rates are highly sensitive to factors outside of our control including, but not limited to, general economic conditions, behaviors of capital market participants, and the actions or expected actions of regulatory and government agencies.

Macroeconomic factors outside of interest rate movements can further impact our profitability. For example, economic downturns can threaten the ability of borrowers to repay their loans and reduce collateral values, while rising stock markets can lead to investors shifting funds out of deposit accounts and into equity markets.

Geographic Concentration and Local Economic Conditions. The vast majority of our funding, lending, and management activities are based in the Puget Sound area. Consequently, in addition to the potential effects of adverse movements in interest rates or events in the national economy, our profitability could be disrupted by local or regional economic factors impacting our market area including, but not limited to, local unemployment rates, vacancy rates, and slowdowns in the local housing and construction markets.

Credit Risk and Loan Losses Exceeding Allowance. Credit risk is the risk of our borrowers failing to repay the principal and/or interest in accordance with the terms of their loan agreements. Our lending operations subject us to credit risk, including particular risks pertaining to our consumer, custom construction, and non-conforming residential loans. We generally manage our credit risk through our underwriting standards and, as deemed appropriate to a lesser extent, through the purchase of credit insurance coverage.

To the extent that payments are not received from our borrowers in a timely manner, their loans are moved to non-accrual status and eventually charged-off. We establish, based upon various assumptions and judgments about the collectibility of loans, a reserve for loan and lease losses, which could potentially be insufficient to cover extraordinary losses. To the extent that charged-off loans exceed the expected amount set aside for such occurrences, our financial results would be negatively impacted. Please refer to “Lending Activities,” and “Reserve for Loan and Lease Losses,” in Part I, Item 1 for additional information.

Operational Risks. As is the case with most financial institutions, we are exposed to many forms of operational risk including, but not limited to, transaction, compliance, strategic, and reputation risks.

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

Compliance risk is the risk to earnings and capital arising from violations of or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards. It exposes the Bank to potential fines, civil money penalties, payment of damages, and voiding of contracts. Compliance risk can lead to a diminished reputation, limited business opportunities, and lessened expansion potential. Compliance risk is not limited solely to risk from failure to comply with consumer protection laws, as it also includes all laws as well as prudent ethical standards and contractual obligations. In addition, compliance risk includes the exposure to litigation from all aspects of banking.

Strategic risk is the risk to earnings or capital arising from adverse business decisions or improper implementation of those decisions. Strategic risk is a function of our strategic goals, the business strategies developed to achieve these goals, the resources deployed to meet these goals, and how well the strategies are implemented. Strategic risk focuses on more than just an analysis of the strategic plan. It focuses on how our plans, systems, and implementation affect our franchise value and incorporates how management analyzes external factors that impact our strategic direction. Our growth objectives may, to some extent, be dependent on the introduction of new products, services, or banking centers. As the market reception of new products, services, or facilities can be difficult to estimate, and those estimates may change over the course of the timeframe during which the product or facility is developed, there can be no assurances as to the future development, implementation, and profitability of such ventures.

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

Additionally, significant facets of our operations are dependent on a relatively small group of experienced key executives and an experienced and involved Board of Directors. Consequently, we believe that the loss of key management personnel could potentially result in an adverse effect our operations and earnings.

Increased Competition. We operate in a highly competitive environment with a large and growing number of other market participants, many of which are significantly larger and possess greater financial resources than we do. From time to time and for various reasons, one or more of these competitors may approach the market more aggressively, typically through offers of either higher rates on deposits or lower margins on loans. In either case, responding to such competitive actions will typically result in a negative impact to our financial results, either through reduced revenues, higher costs, or, should we decide not to compete aggressively, slower growth.

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

Natural Disaster. As previously noted, the vast majority of our funding, lending, and management activities are based in the Puget Sound area. This region is known to be a seismic area, and the potential exists for a natural disaster, such as an earthquake, to negatively impact our performance by disrupting our operations, damaging our facilities, or damaging facilities owned by our borrowers, thus impacting their activities and ability to service debt as well as potentially reducing the value of our collateral.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table provides the location of the banking centers and loan offices, as well as certain information relating to these offices.

					Lease Information
	Year	Net Book	Square	Owned /	Initial	Date of	Renewal
Location	Opened	Value of Assets	Feet	Leased	Lease	Termination	Terms
		(Dollars in thousands)
Bellevue Banking Center &	1985	$17,141	76,919	Owned	—	—	—
Corporate Offices (1) & (2)
400 108th Avenue NE
Bellevue, WA 98004
(Originally opened 1953)

Issaquah Banking Center	1977	$539	2,860	Owned	—	—	—
855 Rainier Blvd. N
Issaquah, WA 98027
(Originally opened 1965)

Monroe Banking Center (2)	1993	$1,040	5,373	Owned	—	—	—
19265 State Route 2
Monroe, WA 98272
(Originally opened 1968)

Crossroads Banking Center	1969	$2,106	3,894	Owned	—	—	—
15635 NE 8th Street
Bellevue, WA 98008

Redmond Banking Center &	1977	$1,448	6,474	Owned	—	—	—
Training Center
16900 Redmond Way
Redmond, WA 98052

Ballard Banking Center	2002	$1,879	2,400	Owned	—	—	—
6301 15th Avenue NW
Seattle, WA 98107
(Originally opened 1994)

West Seattle Banking Center	2006	$2,954	3,265	Owned	—	—	—
4102 California Ave. SW
Seattle, WA 98116
(Originally opened 1996)

Bellevue West Banking Center (2)	1997	$2,831	7,807	Owned	—	—	—
10001 NE 8th Street
Bellevue, WA 98004

Kirkland Banking Center	2000	$169	3,692	Leased	September	September	Two five-
278 Central Way					16, 1999	16, 2009	year options
Kirkland, WA 98033

Juanita Banking Center	2001	$1,039	4,118	Owned	—	—	—
13633 100th Avenue NE
Kirkland, WA 98034

					Lease Information
	Year	Net Book	Square	Owned /	Initial	Date of	Renewal
Location	Opened	Value	Feet	Leased	Lease	Termination	Terms
		(Dollars in thousands)
Woodinville Banking Center	2003	$1,622	2,893	Owned	—	—	—
13415 NE 175th Street
Woodinville, WA 98072

Sammamish Banking Center	2003	$353	3,721	Leased	December	December	Two five-
336 - 228th Avenue NE					23, 2002	23, 2012	year options
Suite 100
Sammamish, WA 98074

Loan Production Offices

Florida Loan Office	2006	(1)	325	Leased	September 1,	August 31,	Year-to-year
414 Old Hard Road, Suite 108					2006	2007
Orange Park, FL 32003

Michigan Loan Office	2006	(1)	300	Leased	April 1,	June 30,	Year-to-year
56 Macomb Place					2006	2007
Mt. Clemens, MI 48046

(1) Net book values of assets are included with Bellevue Administrative offices.
(2) Includes leasable area

In 2006 several facility projects were completed. We completed construction on a new banking center facility for our West Seattle office. We started and completed construction on a new drive-up banking addition at our Corporate Headquarters in Bellevue, WA. We completed a Training Center at our Redmond office. In addition, we started construction on a new facility located in Bothell, WA (the “Canyon Park” site), and we anticipate completion of this project in 2007. In light of the recent CRA examination results discussed previously, we will need approval from the FDIC in order to conduct business from this banking center. As a result, we are focused on ensuring that we meet the credit needs of our entire community, including low- and moderate-income neighborhoods.

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

Item 3. Legal Proceedings.

At December 31, 2006, the Bank was not engaged in any litigation, which in the opinion of management, after consultation with its counsel, would be material to the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information contained under the caption “Stock Informationy in the Annual Report is incorporated herein by reference.

The Company did not sell any unregistered securities during 2006.

The following table provides the cash dividends declared by the Company during the last five fiscal years adjusted for stock splits.

Quarter Ending	Fiscal 2006	Fiscal 2005	Fiscal 2004	Fiscal 2003	Fiscal 2002

Fiscal year	$0.32	$1.10	$0.26	$0.20	$0.19

March 31	0.08	0.07	0.06	0.05	0.04
June 30	0.08	0.07	0.06	0.05	0.05
September 30	0.07	0.08	0.07	0.05	0.05
December 31	0.09	0.88	0.07	0.05	0.05

Item 6. Selected Financial Data.

The information contained in the section captioned “Selected Financial Datay in the Annual Report is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained under the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operationsy in the Annual Report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk Sensitive Instrumentsy in the Annual Report is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

The financial statements contained in the Annual Report, which are listed under Item 15 herein, are incorporated herein by reference.

The following table provides the equity compensation plan information.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
	(column a)
Equity compensation plans approved
by security holders	762,107	$15.37	656,891

Equity compensation plans not
approved by security holders	N/A	N/A	N/A

Total	762,107	$15.37	656,891

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934 (the “Acty)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer, and other members of the Company’s senior management, as of the end of the period covered by this report (the “Evaluation Datey). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in providing reasonable assurance that the material information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Company’s Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting.

The management of First Mutual Bancshares, Inc. (the Company) is responsible for establishing and maintaining an adequate system of internal control over financial reporting in order to provide reasonable assurance regarding the integrity, reliability and fair presentation of its published financial statements and other information presented in the annual report. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the design and effectiveness of its internal control for the year ended December 31, 2006, based upon the criteria related to internal control over financial reporting described in “Internal Control--Integrated Frameworky issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

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

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information contained under the sections captioned “Election of Directors - Proposal One of One” and “Board Operations and Corporate Governance” in the Company’s Proxy Statement are incorporated herein by reference. Reference is made to the cover page of this report for information regarding compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information with respect to the executive officers of the Company and the Bank.

	Age at
	December	Position
Name	31, 2006	Company	Bank

John R. Valaas	62	President and Chief Executive	President and Chief Executive
		Officer	Officer

Roger A. Mandery	64	Executive Vice President, Chief	Executive Vice President - Chief Financial
		Financial Officer, and Treasurer	Officer and Treasurer

Richard J. Collette	59		Executive Vice President - Commercial
			Banking Group

George D. Smeby	63		Executive Vice President - Chief Risk Officer

Joseph P. Zavaglia	58		Executive Vice President - Retail Banking
			Group

Scott B. Harlan	45		Executive Vice President - Residential and Consumer Lending

Robin R. Carey	49		Executive Vice President - Operations and
			Administration and Assistant Secretary

Kari A. Stenslie	42	Senior Vice President, Controller,	Senior Vice President - Controller and
		and Assistant Treasurer	Assistant Treasurer

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

RICHARD J. COLLETTE is the Bank’s Executive Vice President and Manager of its Commercial Banking Group. His responsibilities include overseeing commercial real estate lending and business banking. Prior to joining the Bank in December of 2001, he was the Northwest Region’s Senior Credit Risk Management Executive for Bank of America where he was employed from 1973 to 2001. Mr. Collette has over 33 years of experience in commercial banking.

GEORGE D. SMEBY is the Bank’s Executive Vice President and Chief Risk Officer. Prior to joining the Bank in 2004, he was a Senior Vice President and Senior Credit Administrator for the Commercial Banking Group of Bank of America where he was employed from 1969 to 2004. Mr. Smeby has over 38 years of experience in commercial banking.

JOSEPH P. ZAVAGLIA is the Bank’s Executive Vice President of the Retail and Community Business Banking Groups. His responsibilities include overseeing the banking center distribution network and the community business banking department. Prior to joining the Bank in February 2003, Mr. Zavaglia was Senior Vice President and Consumer Market Executive for Bank of America where he was employed from 1975 to 2003. Mr. Zavaglia has over 30 years of commercial and retail banking experience.

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

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the sections captioned - “Executive Compensationy and “Report of the Compensation and Stock Option Committee” in the Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership of Directors, Management & Principal Shareholders - Principal Holders of Voting Securities and Managementy in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the section captioned “Board Operations and Corporate Governance“ in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the section captioned “Audit Committee - Report of the Audit Committee and Audit Fees” in the Company’s Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1)	Consolidated Financial Statements (*)

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition at December 31, 2006 and 2005
Consolidated Statements of Income for the three years ended December 31, 2006
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the three years ended December 31, 2006
Consolidated Statements of Cash Flows for the three years ended December 31, 2006
Notes to Consolidated Financial Statements

(2)	All required financial statement schedules are included in the Notes to Consolidated Financial Statements.

(3)	Exhibits

(3)	a. Articles of Incorporation (a)
b. Bylaws (a)
(4)
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

(13)	2006 Annual Report to Shareholders
(14)	Code of Business Conduct and Ethics, incorporated by reference on Form 10-K filed with the SEC on March 16, 2005.
(21)	Subsidiaries
(23.1)	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm
(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.0)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*) Incorporated by reference from 2006 Annual Report to Shareholders attached hereto as Exhibit 13.
(a) Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 21, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MUTUAL BANCSHARES, INC.

DATE: March 14, 2007	By:	/s/ John R. Valaas
John R. Valaas, President and Chief Executive Officer and Duly Authorized Representative

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Roger A. Mandery Roger A. Mandery	By: /s/ Victor E. Parker Victor E. Parker
Principal Financial Officer	Director

Date: March 14, 2007	Date: March 14, 2007

By: /s/ Kari A. Stenslie Kari A. Stenslie	By: /s/ George W. Rowley, Jr. George W. Rowley, Jr.
Principal Accounting Officer	Director

Date: March 14, 2007	Date: March 14, 2007

By: /s/ F. Kemper Freeman, Jr. F. Kemper Freeman, Jr.	By: /s/ Richard S. Sprague Richard S. Sprague
Chairman of the Board	Director

Date: March 14, 2007	Date: March 14, 2007

By: /s/ James J. Doud, Jr. James J. Doud, Jr.	By: /s/ John R. Valaas John R. Valaas
Director	Director

Date: March 14, 2007	Date: March 14, 2007

By: /s/ Mary Case Dunnam Mary Case Dunnam	By: /s/ Robert C. Wallace Robert C. Wallace
Director	Director

Date: March 14, 2007	Date: March 14, 2007

By: /s/ Janine Florence Janine Florence	By: /s/ Robert J. Herbold Robert J. Herbold
Director	Director

Date: March 14, 2007	Date: March 14, 2007