Form 10-Q
period 2007-03-31
FIRST MUTUAL BANCSHARES INC
filed 2007-05-09
CIK 1098337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended………………March 31, 2007

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the transition period from __________ to ___________

Commission File Number 005-57091

FIRST MUTUAL BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

WASHINGTON (State or other jurisdiction of incorporation or organization)	91-2005970 (I.R.S. Employer Identification Number)

400 108th Avenue N.E., Bellevue, WA (Address of principal executive offices)	98004 (Zip code)

Registrant’s telephone number, including area code:    (425) 453-5301

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.      May 7,   2007     6,690,776

FIRST MUTUAL BANCSHARES, INC.

QUARTERLY REPORT ON FORM 10-Q
March 31, 2007

PART I:	FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS DISCLAIMER

Our Form 10-Q for the quarter ended March 31, 2007, contains statements concerning forecasts of our financial results and condition, expectations of our operations and business and our assumptions for those forecasts and expectations that are forward-looking statements for the purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include statements regarding our forecasts and expectations with respect to our target net income and return on equity; as well as references to potential changes in interest rate margins, anticipated growth in sales of loans and securities and in servicing assets, our intentions regarding our Business Banking segment and other segments, observations regarding our loan collections and provision for loan losses, information regarding our intentions to move away from offering rates competitive with higher rates in our area and the effects of such a move, our intent to refinance our trust preferred debenture, information regarding the possible effects of hedging our trading portfolio and information based on our market risk models and analysis.  Although we believe that the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, operations, and prospects, these forward-looking statements are subject to numerous uncertainties and risks, and actual events, results, and developments will ultimately differ from the expectations and may differ materially from those expressed or implied in such forward-looking statements.  Factors which could affect actual results include economic conditions in our market area and the nation as a whole, interest rate fluctuations, the impact of competitive products, services, and pricing, our credit risk management, our ability to control our costs and expenses, and the legislative and regulatory changes affecting the banking industry.  There are other risks and uncertainties that could affect us which are discussed from time to time in our filings with the Securities and Exchange Commission.  These risks and uncertainties should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.  We are not responsible for updating any such forward-looking statements.

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

Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation.  There is no effect on net income, earnings per share, or equity.  All significant intercompany transactions and balances have been eliminated.

The information included in this Form 10-Q should be read in conjunction with the First Mutual Bancshares, Inc. Year 2006 Annual Report on Form 10-K to the Securities and Exchange Commission.  Interim results are not necessarily indicative of results for a full year.

Consolidated Financial Statements of the Company begin on page 2.

Item 1.  Financial Statements

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

	March 31,	December 31,
	2007	2006
Assets	(Unaudited)

Cash and Cash Equivalents:
Interest-earning deposits	$3,557	$6,990
Noninterest-earning demand deposits and cash on hand	13,385	18,372

Total cash and cash equivalents	16,942	25,362

Mortgage-backed and other securities available-for-sale (at fair value)	4,589	89,728
Mortgage-backed and other securities held for trading (at fair value)	86,733	—
Mortgage-backed and other securities held-to-maturity
fair value of $5,176 and $5,585	5,208	5,620
Loans held for sale	20,915	13,733
Loans receivable	870,707	893,431
Reserve for loan and lease losses	(9,773)	(9,728)
Loans receivable, net	860,934	883,703

Accrued interest receivable	5,585	5,534
Land, buildings and equipment, net	35,696	35,566
Federal Home Loan Bank (FHLB) stock, at cost	13,122	13,122
Servicing assets	4,608	4,011
Other assets	2,515	2,884

Total Assets	$1,056,847	$1,079,263

See Notes to the Financial Statements

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)
(Continued)

	March 31,	December 31,
	2007	2006
	(Unaudited)
Liabilities
Deposits:
Non-interest-bearing	$56,022	$56,566
Interest-bearing transactions and savings accounts	275,997	263,830
Interest-bearing time deposits	439,640	485,399

Total deposits	771,659	805,795

Drafts payable	911	1,314
Accounts payable and other liabilities	9,600	7,018
Advance payments by borrowers for taxes and insurance	2,601	1,583
FHLB advances	178,067	171,932
Other advances	4,600	4,600
Junior subordinated long-term debentures (at fair value)	9,044	9,000
Junior subordinated long-term debentures	8,000	8,000

Total liabilities	984,482	1,009,242

Stockholders’ Equity
Common stock, $1 par value, 30,000,000 shares authorized,
6,687,975 and 6,673,528 shares issued and outstanding	$6,688	$6,674
Additional paid-in capital	45,538	45,119
Retained earnings	20,148	19,589
Accumulated other comprehensive income(loss):
Unrealized (loss) on securities available-for-sale,
net of federal income tax	(9)	(1,361)

Total stockholders’ equity	72,365	70,021

Total Liabilities and Stockholders’ Equity	$1,056,847	$1,079,263

See Notes to the Financial Statements

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)

	Quarter ended March 31,
	2007	2006

	(Unaudited)
Interest Income
Loans receivable	$18,500	$17,547
Interest on available-for-sale securities-taxable	54	1,193
Interest on held-to-maturity securities-taxable	61	74
Interest on held-to-maturity securities-non taxable	16	16
Interest on held-for-trading securities-taxable	833	—
Interest on held-for-trading securities-non taxable	112	—
Interest other	206	118

Total interest income	19,782	18,948

Interest Expense
Deposits	7,710	5,916
FHLB and other advances	2,721	2,801

Total interest expense	10,431	8,717

Net interest income	9,351	10,231

Provision for loan and lease losses	(152)	(71)

Net interest income, after provision
for loan and lease losses	9,199	10,160

Noninterest Income
Gain on sales of loans	973	756
Gain from mark to market (SFAS No. 159)	447	—
Servicing fees, net of amortization	437	335
Fees on deposits	188	182
Other	618	442

Total noninterest income	2,663	1,715

See Notes to the Financial Statements

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)
(Continued)

	Quarter ended March 31,
	2007	2006
	(Unaudited)

Noninterest Expense
Salaries and employee benefits	$4,509	$4,446
Occupancy	982	1,010
Credit insurance premiums	426	463
Other	1,819	1,769

Total noninterest expense	7,736	7,688

Income before provision for federal income tax	4,126	4,187

Provision for federal income tax	1,411	1,473

Net Income	$2,715	$2,714

Per Share Data(1):

Basic earnings per common share	$0.41	$0.41

Diluted earnings per common share	$0.39	$0.40

Weighted Average Number of Shares Outstanding	6,682,000	6,627,298

Weighted Average Number of Shares Outstanding
Including Dilutive Stock Options	6,933,269	6,758,785

(1)	Shares and EPS have been adjusted to reflect the five-for-four stock split paid on October 4, 2006.

See Notes to the Financial Statements

First Mutual Bancshares, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(Dollars in thousands except per share amounts)

					Accumulated
			Additional		Comprehensive
	Common Stock (1)		Paid-in	Retained	Income
	Shares	Amount	Capital (1)	Earnings	(Loss)	Total

BALANCE, December 31, 2004	6,611	$6,611	$44,273	$9,220	$(657)	$59,447

Comprehensive income:
Net income				10,319		10,319
Other comprehensive income (loss), net of tax:
Unrealized (loss) on securities available-for-sale					(945)	(945)
Unrealized gain on interest rate swap					166	166
Total comprehensive income						9,540
Options exercised, including tax benefit of $479	185	185	1,727			1,912
Retirement of shares repurchased	(180)	(180)	(2,130)	(1,344)		(3,654)
Issuance of stock through employees’ stock plans	5	5	95			100
Cash dividend declared ($1.11 per share)				(7,318)		(7,318)
						—
BALANCE, December 31, 2005	6,621	$6,621	$43,965	$10,877	$(1,436)	$60,027

Comprehensive income:
Net income				10,980		10,980
Other comprehensive income (loss), net of tax:
Unrealized gain on securities available-for-sale					75	75
Total comprehensive income						11,055
Compensation related to stock options			633			633
Options exercised, including tax benefit of $110	48	48	427			475
Issuance of stock through employees’ stock plans	5	5	95			100
Cash in lieu of shares issued for 5 for 4 stock split		—				—
Cash dividend declared ($0.32 per share)				(2,268)		(2,268)
						—
BALANCE, December 31, 2006	6,674	$6,674	$45,120	$19,589	$(1,361)	$70,022

Cummulative-effect adjustment for the initial adoption of SFAS No. 159				(1,554)		(1,554)

Comprehensive income:
Net income				2,715		2,715
Other comprehensive income, net of tax:
Unrealized gain on securities available-for-sale					1,352	1,352
Total comprehensive income						4,067
Compensation related to stock options			184			184
Options exercised, including tax benefit of $37	9	9	120			129
Issuance of stock through employees’ stock plans	5	5	114			119
Cash dividend declared ($0.09 per share)				(602)		(602)
						—
BALANCE, March 31, 2007	6,688	$6,688	$45,538	$20,148	$(9)	$72,365

(1)	The number and amount of common shares issued and outstanding have been adjusted to reflect the five-for-four stock split paid on October 4, 2006.

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three months ended March 31,
	2007	2006
	(Unaudited)
Cash Flows from Operating Activities
Net income	$2,715	$2,714
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan and lease losses	152	71
Depreciation and amortization	461	448
Deferred loan origination fees, net of accretion	(275)	247
Amortization of servicing assets	495	251
Gain on sales of loans	(973)	(756)
Stock-based compensation	184	135
Excess tax benefit from stock-based compensation	(37)	(5)
Changes in operating assets and liabilities:
Loans held-for-sale	(7,182)	764
Accrued interest receivable	(51)	(11)
Other assets	186	(108)
Drafts payable	(403)	438
Accounts payable and other liabilities	2,629	(2,901)
Advance payments by borrowers for taxes and insurance	1,018	1,206

Net cash provided/(used) by operating activities	(1,081)	2,493

Cash Flows from Investing Activities
Loan originations	(61,691)	(98,760)
Loan principal repayments	100,470	99,693
Decrease in undisbursed loan proceeds	(16,561)	(4,734)
Principal repayments and redemptions on mortgage-backed and other securities	4,343	11,398
Purchase of securities available-for-sale	(4,955)	(7,170)
Purchases of premises and equipment	(591)	(1,329)
Proceeds from sale of impaired loan	—	340

Net cash provided/(used) by investing activities	21,015	(562)

See Notes to the Financial Statements

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Continued)

	Three months ended March 31,
	2007	2006
	(Unaudited)
Cash Flows from Financing Activities
Net increase/(decrease) in deposit accounts	$(41,330)	$17,497
Interest credited to deposit accounts	7,194	5,397
Issuance of stock through employees’ stock plans	119	100
Proceeds from advances	135,032	143,556
Repayment of advances	(128,897)	(162,292)
Dividends paid	(601)	(5,824)
Proceeds from exercise of stock options and excess tax benefit of $37 and $5 from stock-based compensation	129	126

Net cash (used) by financing activities	(28,354)	(1,440)

Increase/(decrease) in cash and cash equivalents	$(8,420)	$491
Cash and cash equivalents, beginning of the year	25,362	25,781
Cash and cash equivalents, end of quarter	$16,942	$26,272

Supplemental Disclosures of Cash Flow Information
Loans originated for sale in the secondary market	$33,710	$22,657
Loans originated for investment activities	61,691	98,760
Proceeds from sale of loans held-for-sale	26,527	23,421
Additions to servicing assets	1,092	860
Cash paid during the year for:
Interest	10,581	8,272

Supplemental Disclosures of Noncash Investing Activities

Loans transferred to real estate, held-for-sale, net	$—	$28

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

Note 2.  ADOPTION OF NEW ACCOUNTING STANDARDS

Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48)

In June 2006, the Financial Accounting Standards Board (FASB) issued FIN No. 48 - an interpretation of FASB Statement No. 109, Accounting for Income Taxes.  FIN No. 48 establishes a single model to address accounting for uncertain tax positions.  FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN No. 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.  We adopted FIN No. 48 on January 1, 2007, no adjustments have been made to our financial statements as a result of this adoption.  We do not believe that we have any uncertain tax positions that would rise to the level of having a material impact on our financial statements.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

Statement of Financial Accounting Standards No. 156 (SFAS 156), Accounting for Servicing of Financial Assets

In March of 2006, the FASB published SFAS No. 156, which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for servicing of financial assets. SFAS No. 156 requires that all seperately recognized servicing rights be initially measured at fair value, if practicable.  For each class of seperately recognized servicing assets and liabilities, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods:  (1) the amortization of servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss or (2) the reporting of servicing assets or liabilities at fair value at each reporting date and reporting changes in fair value in earnings in the period in which the changes occur. SFAS No. 156 also requires additional disclosures for all seperately recognized servicing rights.  We adopted SFAS No. 156 on January 1, 2007 and have elected to continue to amortize our servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss.

Originated servicing assets are recorded when loans are originated and subsequently sold or securitized (and held as available-for-sale securities) with the servicing rights retained.  Servicing assets are initially recognized at fair value on the balance sheet.  Fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of the estimated future cash flows.  Assumptions used in the valuation model include market discount rates and anticipated prepayment speeds.  The prepayment speeds of the servicing portfolio are based on our prepayment experience for those stratas for which market data is not readily available.  These servicing assets include sales finance loans, construction loan participations, lot loans, and other commercial loans for which there is no readily available online quotation data.  In addition, estimates of the cost of servicing per loan, an inflation rate, ancillary income per loan, and default rates are used.  The cost relating to the servicing rights is capitalized and amortized into noninterest income in proportion to, and over the period of, estimated future net servicing income. Amounts capitalized are recorded at cost, net of accumulated amortization and valuation allowance.

We assess impairment of the capitalized servicing assets based on recalculations of the present value of the remaining future cash flows using updated market discount rates and prepayment speeds.  Subsequent loan prepayments and changes in prepayment assumptions in excess of those forecasted can adversely impact the carrying value of the servicing assets.  Impairment is assessed on a stratum-by-stratum basis with any impairment recognized through a valuation allowance for each impaired stratum.  The servicing assets are stratified based on the types of loans and the underlying collateral.  We have three strata or classes of servicing assets:  consumer (sales finance), commercial, and residential.

The effect of changes in market interest rates on estimated rates of loan prepayments is the predominant risk characteristic for mortgage servicing rights.  For those loans that do not have quoted prepayment rates we utilize our own prepayment experience over the previous three months to reflect the actual prepayment environment in our underlying assumptions of the estimated fair value of the servicing rights upon recognition.  The significant assumption used in the valuation model is the discount rate.  This is generally the weighted average note rate of the underlying loans.

Changes in the servicing asset balances, the fair values, discount and prepayment assumptions by strata are as follows:

	First Quarter 2007
	Consumer	Commercial	Residential	Total
	(Dollars in thousands)
Balance, beginning of year	$3,724	$224	$63	$4,011
Additions	1,092	—	—	1,092
Amortization	(430)	(49)	(6)	(485)
Impairment	—	(10)	—	(10)
Balance at March 31, 2007	$4,386	$165	$57	$4,608

Fair Values at
January 1, 2007	$4,071	$334	$83

Fair Values at
March 31, 2007	$4,544	$165	$97

Discount rate	11.4%	9.9%	8.0%

Prepayment speed	35.6%	45.6%	18.8%

	First Quarter 2006
	Consumer	Commercial	Residential	Total
	(Dollars in thousands)
Balance, beginning of year	$1,460	$292	$114	$1,866
Additions	839	21	—	860
Amortization	(192)	(38)	(22)	(252)
Impairment	—	—	—	—
Balance at March 31, 2006	$2,107	$275	$92	$2,474

Fair Values at
January 1, 2006	$1,973	$516	$150

Fair Values at
March 31, 2006	$2,314	$488	$160

Discount rate	10.7%	10.2%	8.7%

Prepayment speed	38.5%	31.4%	37.1%

Servicing fee income, net of amortization, consisted of the following for the quarters ended March 31, 2007, 2006 and 2005:

	First Quarter 2007
	Consumer	Commercial	Residential	Total
	(Dollars in thousands)
Servicing fees	$892	$33	$7	$932
Amortization	(430)	(59)	(6)	(495)
Loan servicing fees, net	$462	$(26)	$1	$437

	First Quarter 2006
	Consumer	Commercial	Residential	Total
	(Dollars in thousands)
Servicing fees	$523	$47	$16	$586
Amortization	(191)	(38)	(22)	(251)
Loan servicing fees, net	$332	$9	$(6)	$335

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2.  ADOPTION OF NEW ACCOUNTING STANDARDS (Continued)

Statement of Financial Accounting Standards No. 157, Fair Value Measurements and No 159, The Fair Value Option for Financial Assets and Financial Liabilities, (SFAS No. 157 and SFAS No. 159)

We elected early adoption of SFAS No. 157 and SFAS No. 159 effective January 1, 2007.

In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a consistent framework for measuring fair value in Generally Accepted Accounting Principles, and expands disclosure requirements about fair value measurements. SFAS No. 157 among other things requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:
  Level 1 - Quoted prices for identical instruments in active markets.
  Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable.
  Level 3 - Instruments whose significant value drivers are observable.
In February 2007, the FASB issued SFAS No. 159.  SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value.  The election is made on an instrument-by-instrument basis and is irrevocable.  If the fair value option is elected for an instrument, all subsequent changes in fair value for that instrument shall be reported in earnings.

The following is a breakdown of the cumulative effect adjustment that was made to retained earnings upon adoption of SFAS 159:
Description	Balance Sheet at January 1, 2007 prior to Adoption	Net Gain/(Loss) upon Adoption	Balance Sheet at January 1, 2007 after Adoption of the Fair Value Option
	(Dollars in thousands)

Mortgage-backed and agency securities - gross	$87,148	$(2,149)	$84,999
(excluding premiums and discounts)

Premiums and discounts related to securities	(97)	97	—

Long-term debentures payable (trust preferred securities)	9,000	(89)	8,911

Issuance costs related to long-term debentures	249	(249)	—

Pretax cumulative effect of adoption of
the fair value option		(2,390)

Increase in deferred tax asset		836

Cumulative effect of adoption of the fair value
option (charge to retained earnings)		$(1,554)

Mortgage-Backed and Agency Securities

The mortgage-backed and agency securities selected for treatment under SFAS No. 159 consisted of $87.1 million or 89% of the securities portfolio.  Securities with a remaining balance less than one million dollars and instruments held for Community Reinvestment Act (CRA) investments were not included in the adoption of SFAS No. 159.  Securites with small balances are much less attractive to potential purchasers and the CRA investments were purchased to facilitate compliance with the Community Reinvestment Act.  The initial fair value of the securities selected for SFAS No. 159 adoption resulted in a $1,334,000 cummulative-effect adjustment, net of tax, recorded as a reduction in retained earnings as of January 1, 2007.  Under SFAS No. 159, this one-time charge will not be recognized in earnings.  As a result of the fair value measurement election for these securities, we recorded gains in the first quarter 2007 earnings of $402,000.  The early adoption of the standard will enable us to manage interest rate risk more effectively.

The securities selected to be accounted for under SFAS No. 159 are presented seperately from the securities that are accounted for at cost and titled “Held for Trading (at fair value)”.

Junior Subordinated Long-Term Debentures Payable (Trust Preferred Securities)

The junior subordinated long-term debentures selected for treatment under SFAS No. 159 totaled $9 million.  The initial fair value measurement resulted in a $220,000, net of tax, charge to retained earnings for unamortized issuance costs and excess interest.  In the first quarter of 2007, we recorded $45,000 in pre-tax mark-to-market gains.  We elected to account for our first $9 million junior subordinated long-term debenture issuance and not the other two issuances of $4 million each under SFAS No. 159 because this particular security is hedged with an interest-rate swap that is carried at fair value, with changes in value reflected in our earnings (the other two debentures are not hedged).  The election to fair value the debentures matches the change in value of the interest-rate swap with the change in value of the debentures - effectively reducing the volitility in earnings.  This security is eligible for prepayment on September 30, 2007. We have entered into a committment to replace this instrument with another long-term debenture.

The long-term debentures payable selected to be accounted for under SFAS No. 159 are presented seperately from the long-term debentures payable that are accounted for at cost and titled “long-term debentures payable (at fair value)”.

Interest-Rate Swaps

The interest-rate swaps and related commercial loans were included in the early adoption of SFAS 159 for administrative reasons.  We have two fair value swaps that are hedged with commercial loans and are evaluated quarterly in accordance with SFAS 133, the hedge accounting statement.  The inclusion of these two swaps and loans in the adoption of SFAS 159 did not impact retained earnings or net income, however, the administrative burden associated with accounting for these instruments will be greatly reduced under the new accounting statement.  These two swaps were the only swaps that were accounted for in accordance with the long-haul accounting method, under SFAS No. 133, as amended.

The fair value of the swaps are included in “Accounts Payable and Other” and the fair value of the commercial loans that are being hedged are included in “Loans Receivable” on the balance sheet. On January 1, 2007 the fair value of the two swaps was $23,517 and the fair value of the loans totaled $22,742.  On March 31, 2007 the fair value of the swaps included in “Accounts Payable and Other” totaled $23,689 and the fair value of the loans amounted to $23,698.

		Fair Value Measurements at March 31, 2007			Changes in Fair Values for the 3- Month Period Ended March 31, 2007, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
Description	Fair Value Measurements 3/31/07	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Interest Expense - FHLB and Other Advances	Interest Income on Loans	Total Changes in Fair Values Included in Current- Period Earnings
	(Dollars in thousands)
Trading securities	86,733	86,733					—
Long-term debentures payable	9,044		9,044		209		209
Loans Receivable	24			24		27	27

The contractual long-term debenture payable totaled $9.0 million and the unpaid principal balance on the two loans that were selected to be carried at fair value totaled $1.4 million at March 31, 2007.

Note 3.

Mortgage-Backed and Other Securities Available-for-Sale

The amortized cost and estimated fair value of securities available-for-sale at March 31, 2007 and December 31, 2006 are summarized as follows:

			Gross	Gross
		Gross	Unrealized	Unrealized	Estimated
	Amortized	Unrealized	Losses	Losses	Fair
	Cost	Gains	<1 Year	>1 Year	Value
March 31, 2007	(Dollars in thousands)
Freddie Mac securities	$548	$6	—	$—	$554
Fannie Mae securities	1,188	6	—	18	1,176
Ginnie Mae securities	2,868	2	—	11	2,859
	$4,604	$14	$—	$29	$4,589

December 31, 2006
Freddie Mac securities	$14,657	$9	—	$565	$14,101
Fannie Mae securities	32,222	8	—	1,090	31,140
Ginnie Mae securities	34,053	2	—	397	33,658
US agency securities	10,990	—	—	161	10,829
	$91,922	$19	$—	$2,213	$89,728

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Bank has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase.  The decline in value is not related to any company or industry specific event.  At March 31, 2007 and December 31, 2006 there were 5 and 32 investment securities with unrealized losses, respectively.  The Bank anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Note 4.

Mortgage-Backed and Other Securities Held-to-Maturity

The amortized cost and estimated fair value of securities held-to-maturity at March 31, 2007 and December 31, 2006 are summarized as follows:

			Gross	Gross
		Gross	Unrealized	Unrealized	Estimated
	Amortized	Unrealized	Losses	Losses	Fair
	Cost	Gains	<1 Year	>1 Year	Value
March 31, 2007	(Dollars in thousands)
Fannie Mae securities	$3,863	$30	—	$63	$3,830
Freddie Mac securities	205	4	—	—	209
Municipal bonds	1,140	1	—	4	1,137
	$5,208	$35	$—	$67	$5,176
December 31, 2006
Fannie Mae securities	$4,176	$35	—	$74	$4,137
Freddie Mac securities	300	7	—	—	307
Municipal bonds	1,144	1	—	4	1,141
	$5,620	$43	$—	$78	$5,585

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Bank has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase.  The decline in value is not related to any company or industry specific event.  At March 31, 2007 and December 31, 2006 there were 4 investment securities with unrealized losses.  The Bank anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Note 5.
Nonperforming Assets

Nonperforming loans are summarized as follows:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Impaired loans with a valuation allowance	$870	$1,283
Valuation allowance related to impaired loans	(198)	(236)
Net impaired loans	672	1,047
Non accrual loans	1,309	2,415
Total nonperforming or non-accrual loans	1,981	3,462
Real estate owned	—	—
Nonperforming Assets	$1,981	$3,462

Total loans past due 90-days or more and still accruing interest	$—	$—
Average balance of impaired loans	$860	$592
Interest income recognized on impaired loans	$—	$1

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for quarters ending March 31, 2007 and March 31, 2006:

	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(Dollars and shares in thousands except per share amounts)
Quarter ended March 31, 2007
Basic EPS:
Income available to common shareholders	$2,715	6,682	$0.41

Effect of dilutive stock options	—	251
Diluted EPS:
Income available to common shareholders
plus assumed stock options exercised	$2,715	6,933	$0.39

Quarter ended March 31, 2006 (2)
Basic EPS:
Income available to common shareholders	$2,714	6,627	$0.41

Effect of dilutive stock options	—	132
Diluted EPS:
Income available to common shareholders
plus assumed stock options exercised	$2,714	6,759	$0.40

(2) Shares and EPS have been adjusted to reflect the five-for-four stock split paid on October 4, 2006.

Note 7.
Rate Volume Analysis

	FIRST QUARTER 2007
	VS
	FIRST QUARTER 2006
	INCREASE (DECREASE) DUE TO
			TOTAL
	VOLUME	RATE	CHANGE
INTEREST INCOME	(Dollars in thousands)
Investments:
Available-for-sale securities	$(692)	$(447)	$(1,139)
Held-for-trading securities	945	$—	945
Held-to-maturity securities	(17)	4	(13)
Other equity investments	5	83	88
Total investments	241	(360)	(119)

Loans:
Residential	$701	$522	$1,223
Residential construction	(447)	112	(335)
Multifamily	(563)	327	(236)
Multifamily construction	85	9	94
Commercial real estate and business	305	67	372
Commercial real estate construction	186	55	241
Consumer and other	(346)	(60)	(406)
Total loans	(79)	1,032	953

Total interest income	$162	$672	$834

INTEREST EXPENSE
Deposits:
Money market deposit and checking	$204	$515	$719
Savings	(3)	—	(3)
Time deposits	(111)	1,189	1,078
Total deposits	90	1,704	1,794

FHLB advances and other	(684)	604	(80)
Total interest expense	(594)	2,308	1,714

Net interest income	$756	$(1,636)	$(880)

Note 8.
Business Segments

Beginning January 1, 2007, we changed the presentation of our Business Segments to more accurately reflect the way these segments are managed within the Bank.  Prior to 2007, we recognized four business segments:  1) Consumer Lending, 2) Residential Lending, 3) Business Banking Lending, and 4) Income Property Lending.  All other departments, including our Banking Centers and investment portfolio were assumed to support these business lines.  Consequently, all income generated and expenses incurred at these support centers were allocated to the four business segments, resulting in no net income or loss at any department except the four lending units.

To better reflect how we manage the Bank we have changed our business segments as follows:

•
Established a “Retail Banking” segment which includes our Banking Centers and direct consumer lending.  The Home Equity Lines of Credit (HELOC’s) and other consumer lending originated through the Banking Centers, which were previously included in the “Consumer Lending” segment, are included in this segment.  The “Retail Banking” segment does not include Sales Finance lending.  This segment also includes Community Business Banking (small business lending) which had been previously included in the “Business Banking” segment.

•
Isolated our Investment Securities activities as a separate business segment so that any changes in the investment portfolio’s market value or level of earning assets do not distort the reported operating results of our other business segments.

In moving the banking centers, our primary source of funds generation, from an allocated overhead category to an operating segment, it became necessary to implement a new process for transferring funds from our funds generating operations to the users of such funds.  The objective of the funds transfer process is to isolate the true profit contribution of each side of the balance sheet.  Prior to 2007, the profitability of the funds-generating operations, such as the banking centers, was defined as break-even with the lending segments collectively compensating the funds-generating operations such that this result was achieved.  Under the new methodology, the rates at which funds are transferred between the generators and users of funds are based on market rates of interest.  The profitability of the business segments, including retail banking, then varies depending on the actual rates earned on assets and paid on liabilities as well as expenses incurred in the segments’ operations.  To assist in tracking and evaluating the profitability of such funds transfers, we now utilize four line items in determining each segment’s net interest income:

•	Interest Income – This represents the actual interest received from the segment’s loans or securities.

•
Interest Income on Funding Sources – This represents the interest income received from selling funding sources generated by the segment (i.e. deposits or FHLB advances) to a centralized Treasury function.  The interest rate paid to the segment is based on the point on the FHLB rate curve for advances of a duration comparable to the segment’s funding source.

•
Funding Costs – This represents the interest paid to the centralized Treasury function by each business segment for the funding sources necessary to support earning asset balances.  Again, the interest rate charged to the segment is based on the point on the FHLB rate curve for advances of a duration comparable to the segment’s earning assets.

•	Interest Expense – This represents the actual interest paid on the segment’s liabilities (i.e. deposits or FHLB advances).

The management reporting process measures the performance of the operating segments based on the management structure of the Bank and is not necessarily comparable with similar information for any other financial institution.

The reportable segments include the following:

•
Retail Banking – Retail Banking is the segment primarily responsible for the generation of funding sources, specifically our consumer and small business deposit accounts.  In addition to our banking centers, the segment includes our direct consumer and Community Business Banking (small business) lending departments.

•
Sales Finance Lending – Sales Finance indirectly generates unsecured consumer loans in connection with home improvement projects.  A large percentage of this segment’s loan volume is sold into the secondary market on a servicing-retained basis, meaning we continue to process payments and service the loan following the sale.

•
Residential Lending - Residential lending offers loans to borrowers to purchase, refinance, or build homes secured by one-to-four-unit family dwellings.  This segment also sells loans into the secondary market.  We may choose to retain or sell the right to service the loans sold (i.e., collection of principal and interest payments) depending upon market conditions.

•
Business Banking Lending – Business Banking offers a full range of banking services to middle-market size businesses including deposit and cash management products, loans for financing receivables, inventory, equipment as well as permanent and interim construction loans for commercial real estate.  The underlying real estate collateral or business asset being financed typically secures these loans.

•
Income Property Lending – Income Property Lending offers permanent and interim construction loans for multifamily housing (over four units) and commercial real estate properties.  The underlying real estate collateral being financed typically secures these loans.

•
Investment Securities - The investment securities segment includes the investment securities portfolio, FHLB stock and interest-earning cash balances.  Although management does not consider this to be an operating business line, security investments represent a necessary part of liquidity management for the Bank.

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

		Quarter ended March 31
		Retail Banking	Sales Finance	Residential Lending	Business Banking	Income Property	Investment & Treasury	Consolidated Totals
		(Dollars in thousands)
Interest income	2005	$616	$1,693	$4,099	$1,510	$6,014	$1,467	$15,399
	2006	820	2,047	5,957	2,241	6,481	1,402	18,948
	2007	854	1,616	6,310	2,867	6,897	1,238	19,782

Treasury and interest income	2005	5,272	48	227	294	204	2,760	8,805
on funding sources	2006	8,531	21	101	556	93	3,738	13,040
	2007	9,139	17	102	880	137	3,242	13,517

Funding costs	2005	286	643	2,501	614	3,175	1,586	8,805
	2006	529	1,066	4,065	1,366	4,263	1,751	13,040
	2007	543	942	4,307	1,955	4,324	1,446	13,517

Interest expense	2005	3,263	—	—	92	16	2,228	5,599
	2006	5,242	—	—	282	14	3,179	8,717
	2007	6,616	—	—	555	53	3,207	10,431

Net interest income	2005	2,339	1,098	1,825	1,098	3,027	413	9,800
	2006	3,580	1,002	1,993	1,149	2,297	210	10,231
	2007	2,834	691	2,105	1,237	2,657	(173)	9,351

Provision for loan and lease losses	2005	22	120	49	53	156	—	400
	2006	11	18	(132)	60	114	—	71
	2007	(5)	161	(34)	14	16	—	152

Net interest income, after	2005	2,317	978	1,776	1,045	2,871	413	9,400
provision for loan and	2006	3,569	984	2,125	1,089	2,183	210	10,160
lease losses	2007	2,839	530	2,139	1,223	2,641	(173)	9,199

Noninterest income	2005	298	844	134	36	57	1	1,370
	2006	362	1,126	83	46	97	1	1,715
	2007	415	1,453	204	63	97	431	2,663

Noninterest expense	2005	3,126	1,267	931	722	788	29	6,863
	2006	3,327	1,509	1,059	892	874	27	7,688
	2007	3,397	1,473	1,169	832	842	23	7,736

Income/(loss) before provision	2005	(511)	555	979	359	2,140	385	3,907
for federal income taxes	2006	604	601	1,149	243	1,406	184	4,187
	2007	(143)	510	1,174	454	1,896	235	4,126

Provision for federal	2005	(173)	189	333	122	727	125	1,323
income taxes	2006	213	211	406	87	497	59	1,473
	2007	(49)	175	403	156	651	75	1,411

Net income/(loss)	2005	(338)	366	646	237	1,413	260	2,584
	2006	391	390	743	156	909	125	2,714
	2007	(94)	335	771	298	1,245	160	2,715

Total assets (average)	2005	39,369	67,679	253,443	93,710	378,670	150,652	983,523
	2006	41,293	82,362	313,289	117,782	336,364	136,427	1,027,517
	2007	40,437	68,910	327,098	144,792	319,357	113,575	1,014,169

Total liabilities (average)	2005	605,821	—	—	26,328	7,059	310,245	949,453
	2006	670,371	—	—	44,156	3,843	285,196	1,003,566
	2007	674,881	—	—	64,234	6,952	232,209	978,276

Allocated equity (average)	2005	13,398	4,878	9,436	6,840	24,201	2,172	60,925
	2006	13,659	5,642	10,903	8,122	21,195	1,870	61,391
	2007	15,320	5,463	13,048	12,015	23,782	1,802	71,430

Return on equity	2005	-10.09%	30.01%	27.38%	13.86%	23.35%	47.88%	16.97%
	2006	11.45%	27.65%	27.26%	7.68%	17.15%	26.74%	17.68%
	2007	-2.45%	24.53%	23.64%	9.92%	20.94%	35.52%	15.20%

Net interest margin	2005	23.76%	6.49%	2.88%	4.69%	3.20%	1.10%	3.99%
	2006	34.68%	4.87%	2.54%	3.90%	2.73%	0.62%	3.98%
	2007	28.03%	4.01%	2.57%	3.42%	3.33%	-0.61%	3.69%

Note 9.

Trading Securities

The Company’s short-term investments in debt securities, all of which are classified as trading securities, are carried at their fair value based on the quoted prices of the securities at March 31, 2007.  Net realized and unrealized gains and losses on trading securities are included in net earnings.  For purpose of determining realized gains and losses, the cost of securities sold is based on specific identification.

The composition of trading securities is as follows at March 31, 2007. There were no trading securities in 2006.

	Cost	Fair Value
	(Dollars in thousands)
Freddie Mac securities	$13,580	$13,036
Fannie Mae securities	29,405	28,416
Ginnie Mae securities	34,494	34,385
US agency securities	11,000	10,896
Total trading securities	$88,479	$86,733

Investment income for the quarter ended March 31, 2007 consists of the following.

	2007
Dividend and interest income	$833
Net unrealized holding gains	402
Net investment income	$1,235

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

The first quarter of 2007, our net income remained virtually unchanged from the same period last year at $2.7 million, as our earnings per diluted share fell to $0.39, compared to $0.40 per diluted share in the first quarter of last year.  Our return on average equity (ROE) totaled 15.25% for the quarter, compared to 17.79% in the first quarter of last year.  As a result, we were able to meet one of our general corporate goals, obtaining an ROE of at least 15%, but were unsuccessful in the other, achieving year-over-year net income growth in the range of 10% to 12%.

The primary source of revenue for each of our business lines is net interest income, which is generally measured with the net interest margin ratio.  For the first quarter of 2007, our net interest income totaled $9.4 million, down $880,000 from the level earned in the prior year.  Our net interest margin for the quarter totaled 3.73%, down from 3.78% in the fourth quarter of 2006 and 4.02% in the first quarter of last year, as the increase observed in our funding costs far exceeded that of our interest income. We consider controlling the interest expense paid on our liabilities to be a critical element to our overall performance in the current economic environment, and continue to focus our efforts on improving the percentage of lower-cost non-maturity deposit products in our funding mix - - reducing as significantly as is prudent the occurrence of promotional deposit rates, and utilizing wholesale funding sources when estimates of marginal funding costs indicate it may be advantageous to do so.

A second key driver of net interest income is the level of our earning assets, which declined in the first quarter of 2007, averaging nearly $1,004 million, representing a decrease of more than $14 million from the first quarter of last year. The drop in earning assets was due largely to a substantial reduction in loan originations, which fell from $121 million in the first quarter of last year to $95 million in the most recent quarter, as well as continued high levels of loan payoffs and sales.  While we continued to see portfolio growth in our Business Banking and Residential Lending segments in the first quarter of 2007, a substantial part of this growth was offset by reductions in the portfolios of our other segments.  Please see the “Net Interest Income,” “Business Segments,” and “Asset and Liability Management” sections for further discussions of net interest income, earning assets, and the processes by which we manage that source of revenue.

A secondary source of revenue is our noninterest income, which increased 55% compared to the first quarter of 2006. A large part of that gain was due to the early adoption of Statement of Financial Accounting Standard (SFAS) No. 157 and 159, which resulted in $447,000 in income from marking affected financial instruments, particularly investment securities, to market values.  Also contributing to the increase relative to last year was a higher level of loan sales and resulting gains thereon, additional service fees collected on assets serviced for other institutions, and an increase in other loan fee income.  During the first quarter, we sold approximately $16 million of sales finance loans, which resulted in a significant increase in gains on sales of loans in the current period, and should contribute incremental servicing fee income in future quarters.  Please see the “Noninterest Income” section for additional discussion.

Our noninterest expenses remained virtually unchanged from the prior year, rising only $48,000, or less than 1% for the quarter, to $7.7 million, as reductions in occupancy and credit insurance expenses largely offset increases in personnel and other noninterest expenses.  Please refer to the “Noninterest Expense” section for additional information.

For the quarter ended March 31, 2007, our credit quality remained strong, with total non-performing assets (NPAs) declining to $2.0 million, or 0.19% of total assets, compared to $3.5 million, or 0.32% at the 2006 year-end.  For the quarter, we reserved $152,000 in provisions for loan losses and our reserve for loan losses totaled approximately $10.1 million, including the reserve for unfunded commitments, little changed from the year-end level.  The allowance for loan losses represented 1.13% of gross loans at the quarter-end, up from 1.11% at the 2006 year-end.  For additional information regarding our credit quality please refer to the “Asset Quality” section.

RESULTS OF OPERATIONS

Net Income

Net income remained relatively flat for the first quarter of 2007 as compared to the like quarter last year.  Net interest income, after provision for loan losses, declined $961,000, and noninterest income increased $948,000 on a first-quarter comparison, while noninterest expense increased $48,000.

Net Interest Income

For the first quarter of 2007, our net interest income declined $880,000 relative to the same period last year, as improvements resulting from changes in our earning assets and funding mix were more than offset by the negative net impact of asset and liability repricing. The following table illustrates the impacts to our net interest income from balance sheet growth and rate changes on our assets and liabilities, with the results attributable to the level of earning assets classified as “volume” and the effect of asset and liability repricing labeled “rate.”

Rate/Volume Analysis

	Quarter Ended
	March 31, 2007 vs. March 31, 2006
	Increase/(Decrease) due to
	Volume	Rate	Total
Interest Income	(Dollars in thousands)
Total Investments	$241	$(360)	$(119)
Total Loans	(79)	1,032	953
Total Interest Income	$162	$672	$834

Interest Expense
Total Deposits	$90	$1,704	$1,794
FHLB and Other	(684)	604	(80)
Total Interest Expense	$(594)	$2,308	$1,714

Net Interest Income	$756	$(1,636)	$(880)

Earning Asset Growth (Volume)

For the first quarter of 2007, changes in our earning asset levels contributed an additional $162,000 in interest income compared to the first quarter of last year, as movement in our mix of funding sources contributed an additional $594,000. Consequently, the net impact was an improvement in net interest income of $756,000 compared to the quarter ended March 31, 2006.

Quarter Ending	Earning Assets	Net Loans (incl.LHFS)	Deposits
(Dollars in thousands)
March 31, 2006	$ 1,018,058	$ 885,295	$ 783,614
June 30, 2006	$ 1,036,750	$ 919,418	$ 760,344
September 30, 2006	$ 1,034,332	$ 919,837	$ 774,914
December 31, 2006	$ 1,012,896	$ 897,436	$ 805,795
March 31, 2007	$ 995,058	$ 881,849	$ 771,659

As can be seen in the table above, our earning assets have been following a declining trend since the third quarter of last year, with our loan portfolio contracting in the two most recent quarters.

The decline observed in the loan portfolio during the first quarter was disappointing and contrary to our expectation for the quarter of flat to modest growth in loan balances. During the quarter, we experienced declines in our income property, consumer, and all categories of construction loans, which include spec, custom, and commercial construction.  On a positive note, our balances of business banking loans and single-family residential mortgages ended the quarter at levels higher than those observed at the 2006 year-end. Additionally, while consumer loan balances declined relative to the year-end, they did so largely as a result of first-quarter loan sales totaling nearly $16 million.  Were it not for these sales, growth would likely have been observed in this portfolio segment as well.

Historically, we have generally relied upon growth in our deposit balances, including certificates issued in institutional markets through deposit brokerage services, to support our asset growth. When our deposit growth has been insufficient to fully support our asset growth, we have utilized advances from the Federal Home Loan Bank of Seattle (FHLB) as an alternative funding source.

For the quarter, our total deposit balances declined $34.1 million, as non-maturity deposit balances rose $11.6 million, while time deposits, including certificates issued through brokerage services, declined nearly $45.8 million.  Brokered and other institutional certificates of deposit accounted for approximately $29.0 million of this reduction. With the quarter’s reduction in deposit balances exceeding the decline in assets, we experienced a modest increase in our utilization of FHLB advances relative to the year-end level.

Asset Yields and Funding Costs (Rate)

Adjustable-rate loans accounted for approximately 78% of our loan portfolio as of March 31, 2007, and the effects of interest rate movements and repricing accounted for $672,000 in additional interest income relative to the first quarter of last year. On the liability side of the balance sheet, however, the effects of interest rate movements and repricing increased our interest expense on deposits and wholesale funding by $2.3 million for the quarter. As a result, the net effects of rate movements and repricing negatively impacted our net interest income by $1.6 million relative to the first quarter of 2006.

Quarter Ended	Net Interest Margin
March 31, 2006	4.02%
June 30, 2006	3.91%
September 30, 2006	3.94%
December 31, 2006	3.78%
March 31, 2007	3.73%

While we had indicated in our 2006 year-end press release that we expected to see continued pressure on our net interest margin, our actual first-quarter net interest margin fell short of the 3.75% to 3.80% range in our forecast. This forecast had been based on the assumptions that we would experience no significant change in our loan portfolio in the first quarter, with estimated growth of $0 to $5 million, and approximately $19 million in retail deposit growth. Instead, as previously noted, we experienced a decrease in our loan portfolio during the quarter, including balance reductions among some of our higher-yielding loan types. Specifically, one of the factors contributing to the compression in our net interest margin has been the increased sales over the last several quarters of sales finance loans, which are generally among our highest-yielding assets. While sales of these loans negatively impacts our net interest margin, they result in substantial noninterest income, including gains on loan sales recognized at the times of the transactions, as well as servicing fee income earned on an ongoing basis following the sales.

In addition to the decline in our loan portfolio, the expected growth in retail deposits failed to materialize. At the same time that we were experiencing a net reduction in our level of retail deposits, our funding costs continued to rise as a result of competition for deposit balances in our local market.

Noninterest Income

Our noninterest income for the first quarter of 2007 increased $948,000, or 55% relative to the same quarter last year.  While mark-to-market gains related to the early adoption of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, and No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, made the greatest contribution to the additional income, all major categories of noninterest income showed improvement relative to the prior year.

SFAS No. 157 and 159 Related Gains/(Losses)

We have elected early adoption of SFAS No. 157 and 159, effective January 1, 2007.  SFAS No. 159, which was issued in February 2007, generally permits the mark-to-market of selected eligible financial instruments.  The affected securities totaled $87.1 million (principal only), representing 89% of our securities portfolio at December 31, 2006. As a result of the fair value measurement election for these securities, the Bank recorded gains in the first-quarter earnings of $402,000.  We also elected the adoption of SFAS No. 159 for a $9 million long term debenture payable (trust preferred security).  In the first quarter of 2007, we recorded $45,000 in pre-tax mark-to-market gains related to this instrument for total pre-tax, SFAS No. 159-related, mark-to-market gains of $447,000 for the first quarter.

Gains/(Losses) on Sales of Loans

	Quarter Ended
	March 31, 2007	March 31, 2006
Gains/(Losses) on Sales:
Consumer	$933,000	$749,000
Residential	40,000	(20,000)
Commercial	—	27,000
Total Gains on Loan Sales	$973,000	$756,000

Loans Sold:
Consumer	$15,649,000	$13,016,000
Residential	10,878,000	9,395,000
Commercial	-	1,010,000
Total Loans Sold	$26,527,000	$23,421,000

Continuing the trend observed throughout 2006, our first-quarter gains on loan sales, primarily consumer loans, significantly exceeded those of the prior year, increasing $217,000, or 29% over the prior year’s level.

For the first quarter of 2007, consumer loan sales totaled nearly $16 million, which was within the $12 million to $18 million range estimated in the outlook presented in our 2006 year-end press release. Based on our current levels of loan production and market demand, our expectation is for our second-quarter 2007 consumer loan sales to total in the same $12 million to $18 million range. Note that these expectations may be subject to change based on changes in loan production, market conditions, and other factors.

After selling participations in several commercial real-estate loans during the second, third, and fourth quarters of 2006, no participations were sold in the first quarter of 2007. Despite the lack of sales in the most recent quarter, we expect to continue our sales of commercial real-estate loan participations and reiterate our comment made in previous quarters that commercial real-estate loan transactions, particularly those that are candidates for sales of participations to other institutions, tend to be larger-dollar credits and unpredictable in their timing and frequency of occurrence. As a result, the volumes of commercial real-estate loans sold, and gains thereon, will vary considerably from one quarter to the next depending on the timing of the loan and sales transactions.

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

Service Fee Income/(Expense)

	Quarter Ended
	March 31, 2007	March 31, 2006
Consumer Loans	$462,000	$332,000
Commercial Loans	(26,000)	9,000
Residential Loans	1,000	(6,000)
Service Fee Income	$437,000	$335,000

Servicing fee income represents the net of servicing income received less the amortization of servicing assets, which are recorded when we sell loans from our portfolio to other investors. The values of these servicing assets are determined at the time of the sale using a valuation model that calculates the present value of future cash flows for the loans sold, including cash flows related to the servicing of the loans.  The servicing rights are then amortized in proportion to, and over the period of, the estimated future servicing income.

For the first quarter of 2007, service fee income earned on consumer loans serviced for other investors exceeded that earned in the same period of the prior year. This improvement was based on a significant increase in the balances of consumer loans serviced, which was in turn a product of the increased volume of loan sales in 2006 and the first quarter of 2007.

In the case of commercial loans serviced, payoffs during the quarter of balances sold to and serviced for other institutional investors required us to immediately write-off the related servicing assets, which resulted in the loss presented above.

In contrast to consumer and commercial loans, residential loans are typically sold servicing released, which means we no longer service those loans once they are sold. Consequently, we do not view these loans as a significant source of servicing fee income.

Fees on Deposits

Fee income earned on our deposit accounts increased approximately $6,000, or 3%, compared to the first quarter of last year. The improvement over the prior year level is attributable to increased checking account service charges, which have grown as we have continued our efforts to expand our base of business and consumer checking accounts.  The reduction in time deposit balances during the quarter did not have an impact on deposit fees as these balances do not represent a significant source of fee income.

Other Noninterest Income

	Quarter Ended
	March 31, 2007	March 31, 2006
Debit Card/Wire/Safe Deposit Fees	$88,000	$74,000
Late Charges	72,000	51,000
Loan Fee Income	217,000	96,000
Rental Income	168,000	157,000
Miscellaneous	73,000	64,000
Other Noninterest Income	$618,000	$442,000

Noninterest income from sources other than those previously described rose $176,000, or 40% relative to the first quarter of last year.  The improvement relative to the prior year was largely attributable to a substantial increase in loan fees.

Loan fee income increased relative to the prior year based on a higher level of non-deferred loan fees. These typically include fees collected in connection with loan modifications or extensions, non-conversion of construction loans to permanent mortgages, and letters of credit originated for commercial borrowers.  Further contributing to the additional income were increases of $31,000 in loan brokerage fees and approximately $8,000 in loan prepayment fees relative to the first quarter of last year.

Rental income increased $11,000, or 7%, relative to the prior year, based on the arrival of new lessees to the First Mutual Center building following the first quarter of last year.

We continued to observe significant growth in our Debit Card/Wire/Safe Deposit Fees, which totaled $88,000 for the quarter, representing an increase of 19% over the prior year. Most of this growth is attributable to debit card fee income, which we expect to continue rising as checking accounts become a greater piece of our overall deposit mix.

Noninterest Expense

Our first quarter noninterest expense remained virtually unchanged from that of the same period last year, rising approximately $48,000, or less than 1%, as reductions in occupancy and credit insurance expenses largely offset increases in personnel and other noninterest expenses.

Salaries and Employee Benefits Expense

Our personnel-related expenses remained well contained in the first quarter of 2007, increasing slightly more than 1% relative to the first quarter of last year, as the majority of a 6% increase in compensation expense was offset by improvements across other expense categories.

	Quarter Ended
	March 31, 2007	March 31, 2006
Salaries	$3,161,000	$2,973,000
Commissions and Incentive Bonuses	526,000	540,000
Employment Taxes and Insurance	290,000	300,000
Temporary Office Help	78,000	95,000
Benefits	454,000	538,000
Total	$4,509,000	$4,446,000

The increase in overall personnel-related expenses was attributable to salaries expense, which increased 6% relative to the first quarter of 2006.  The most significant contribution to the increase came from regular compensation expense, which grew largely as a result of annual increases in staff salaries, which took effect in April 2006 and generally fell within the 2% to 4% range.  Also contributing to the increase in salaries expense was a higher level of stock option compensation expense, which rose from $135,000 in the first quarter of 2006 to $184,000 this year, and a $17,000 increase in Board of Directors compensation.

Commissions and incentive compensation declined relative to the prior year level, based in large part on the elimination of the general staff bonus. For those personnel not participating in a specified commission or incentive compensation plan, we maintain a separate bonus pool, with accruals made to the pool at the end of each quarter based on our year-to-date performance. Based on our results in the first quarter of 2006, expenses related to this bonus totaled $32,000 for the year. By comparison, in the first quarter of 2007, we elected to forego the staff bonus, resulting in a reduction relative to the prior year’s incentive compensation expense.

Among the other categories of incentive compensation, loan officer commissions declined $48,000, or 12%, for the quarter while other incentive compensation increased $67,000. The incentive compensation plans for loan production staff tend to vary directly with the production of the business lines.  Other incentive compensation includes payments to all areas of the bank, but consists primarily of bonuses paid to banking center personnel.

Expenditures on temporary office help declined significantly relative to the first quarter of 2006. Temporary office help is frequently used to staff positions left vacant as a result of employee turnover. As permanent employees were placed in these positions, reliance upon temporary staff was reduced.

Employee benefit expense also declined significantly relative to the first quarter of last year, falling nearly $84,000, or 16%. The reduction was largely attributable to a decision to forego a contribution to our 401(k) profit sharing plan for the first quarter.  By comparison, a $50,000 contribution had been made for the first quarter of 2006.  Also contributing to the improvement were a reduction in director and officer insurance expense and a decline in 401(k) matching contributions.

Occupancy Expense

Occupancy expense declined by more than $28,000, or nearly 3%, compared to the first quarter of last year, as reductions in depreciation and rent expenses more than offset increases in utilities, maintenance, and other occupancy expenses.

	Quarter Ended
	March 31, 2007	March 31, 2006
Rent Expense	$70,000	$79,000
Utilities and Maintenance	228,000	204,000
Depreciation Expense	461,000	509,000
Other Occupancy Expenses	223,000	218,000
Total Occupancy Expense	$982,000	$1,010,000

The reduction in rent expense was attributable to the closings of Income Property lending offices as well as the relocation of the West Seattle Banking Center from a leased space to a new building that we own, all of which occurred in 2006.

Utilities and maintenance expenses increased $24,000, or nearly 12% relative to the same quarter in 2006, due in large part to higher than expected utilities costs for December 2006.  Utilities expense for that month exceeded our accrual by approximately $11,000, with the difference being posted in January 2007.

Depreciation expense for the first quarter declined $48,000, or nearly 10% relative to the same period last year.  This reduction was largely attributable to the correction of a booking error associated with the purchase of our Juanita Banking Center.  In that transaction, the value of the land had been included in the cost of the building and consequently depreciated based on the building’s amortization schedule.  As land is not depreciable, this error was corrected upon its discovery and resulted in a one-time $40,000 credit to depreciation for the quarter.

Other Noninterest Expense (including Credit Insurance)

Totaling $2.2 million, our other operating expenses (including credit insurance) for the first quarter of 2007 were little changed from 2006 increasing less than 1% from the prior year’s level, as reductions in marketing, credit insurance, and legal expenses nearly offset higher outside service, information systems, taxes, and other miscellaneous operating expenses.

	Quarter Ended
	March 31, 2007	March 31, 2006
Marketing and Public Relations	$222,000	$252,000
Credit Insurance	426,000	463,000
Outside Services	182,000	168,000
Information Systems	242,000	204,000
Taxes	163,000	145,000
Legal Fees	173,000	186,000
Other	837,000	814,000
Total Other Noninterest Expense	$2,245,000	$2,232,000

Our marketing and investor relations costs for the first quarter declined $30,000 relative to the same period last year.  We expect this level of expense to be in line with expenditures in future quarters.

Credit insurance premium costs fell nearly 8% in the first quarter compared to the same period in 2006. As we stated in our 2006 year-end press release, it was our expectation that expenditures for credit insurance would decline in the first quarter of 2007 and continue to decline in future quarters. The majority of credit insurance premiums are attributable to our sales finance loans, including both those loans retained in our portfolio as well as those loans serviced for other institutions.  In mid-2006, after evaluating our use of credit insurance, we concluded that the benefits of the insurance no longer outweighed the costs and chose to forego the insurance and assume the credit risk on future sales finance loan production.  Those loans insured prior to August 1, 2006 remain insured under their existing policies.  Additionally, some loans originated on or after August 1, 2006 were sold to institutional investors with insurance placed prior to sale and remain insured under the policy effective August 1, 2006.  All other loan volumes originated on or after August 1 have not been insured. To a much lesser extent, residential land loans and a small percentage of the consumer and income property loan portfolios are also insured. While these insured balances may continue to increase in future quarters, the premiums paid on these balances are sufficiently small relative to those paid on sales finance loans such that total premiums paid are still expected to decline.

These expense reductions were offset, in part, by increases in expenditures for outside services, information systems, taxes, and other operating costs.  The most significant contributor to the increase in other operating expense was expenditures for employee recruiting, which increased $59,000, or 690%, relative to the prior year as a result of expenses associated with our search for a new CFO as well as the hiring of a new commercial loan officer.

FINANCIAL CONDITION

Assets

For the quarter ended March 31, 2007, our assets totaled $1.057 billion, representing a decline of approximately 2% from the $1.079 billion 2006 year-end level, based on reductions in cash and equivalent balances and our loan portfolio.  While the level of cash and equivalents fluctuates on a daily basis according to activity across our assets and liabilities, the decline in the loan portfolio was attributable to a substantial reduction in loan originations relative to the first quarter of the previous year combined with continued high levels of loan payoffs and sales.

Cash and Equivalents

Our total balances of cash and equivalents declined $8 million, or 33% relative to the 2006 year-end level, with the noninterest earning balances accounting for $5 million of the reduction.  We view the reduction in cash balances as a positive event, as reducing noninterest earning or low yielding asset balances does not result in a significant loss of interest income, but does allow us to retire a corresponding level of funding sources and avoid the related interest expense.

Securities

With the purchase of a $5 million security in February, the balance of our securities portfolio (including trading, available-for-sale and held-to-maturity securities) increased by slightly more than $1 million from its year-end level, ending the first quarter at nearly $97 million.  Of much greater significance, however, was the early adoption of SFAS No. 159 with respect to the majority of our investment portfolio and the resulting reclassification of $87 million (principal balances only as of December 31, 2006) in securities to trading instruments.

Any investment security purchased is classified in one of the following categories: 1) trading, 2) available-for-sale, or 3) held-to-maturity. Prior to our early adoption of SFAS No. 159, the majority of the securities in our portfolio had been classified as available-for-sale, while no securities were classified in the trading category. Available-for-sale securities are reviewed regularly, and any unrealized gains or losses are recorded in comprehensive income in the shareholders’ equity account. In contrast, any change in market value of trading securities during the period is reflected in current period income. Generally, falling interest rates will increase the market values of securities, thus enhancing the amounts recorded as gains or reducing losses, while rising rates will have the opposite effect. The passage of time partially counteracts these interest rate effects, as the unrealized gain or loss on a given security will gradually decline to zero as the security approaches its maturity date.

In April, subsequent to the quarter end, we sold several longer-maturity securities from the newly established trading portfolio, replaced the sold issues with approximately $34 million in shorter-term hybrid ARM securities, and began evaluating the potential risks and benefits of employing strategies to hedge against movements in the market value of the trading portfolio. In the first week of May, based on the earnings volatility presented by the new accounting treatment, we elected to proceed with a plan to reduce the size and volatility of the portfolio by reselling our recently purchased securities in the secondary market and utilizing $42 million in interest rate swaps to partially hedge against movements in the market value of the trading portfolio.  Based on the size of the remaining portfolio, this equates to only a partial hedge, and not a total immunization against movements in the market value of the trading portfolio.

Given the movement in the market following the end of the first quarter, our trading portfolio experienced a mark-to-market loss of $138,000 for the month of April.  While we were successful in reselling approximately $28 million of the $34 million in recently acquired securities at the same prices at which they were purchased, establishing this partial hedge will likely result in effectively locking-in a portion of the loss that occurred as a result of market movements between the quarter-end and the first week of May.

Loans

Loans receivable, excluding loans held-for-sale, declined $23 million, or approximately 3%, from $893 million at the close of 2006 to less than $871 million at March 31, 2007 as loan originations declined to $95 million compared to $121 million in the first quarter of last year.  In addition to the decline in originations, the reduction in loan portfolio balances during the quarter was largely attributable to a combination of high prepayment speeds across loan types and significant volumes of loan sales.

Portfolio Composition	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Single-Family Residential	$256,583	$254,374
Income Property	234,527	248,100
Business Banking	153,552	144,771
Commercial Construction	40,944	47,153
Single-Family Construction:
Spec Construction	29,043	31,315
Custom Construction	62,482	70,541
Consumer	93,576	97,177
Total	$870,707	$893,431

The decline observed in the loan portfolio during the first quarter was disappointing and contrary to our expectation for the quarter of flat to modest growth in loan balances. During the quarter, we experienced declines in our income property, consumer, and all categories of construction loans, which include spec, custom, and commercial construction.  On a positive note, our balances of business banking loans and single-family residential mortgages ended the quarter at levels higher than those observed at the 2006 year-end. Additionally, while consumer loan balances declined relative to the year-end, they did so largely as a result of first quarter loan sales totaling nearly $16 million.  Were it not for these sales, growth would likely have been observed in this portfolio segment as well.

While our total loan portfolio experienced a decline relative to its year-end level, respectable growth was observed among Business Banking loan balances.  This segment has been very successful in building earning assets in recent years, and is looked to as a key contributor for expected asset growth going forward.  Additionally, modest loan growth was observed in our Residential Lending segment, largely as a result of purchases of CRA-qualifying (Community Reinvestment Act) mortgages.  The single family residential loans held in our portfolio are typically non-conforming loans that do not meet the requirements for resale in the secondary market, but generally offer higher yields than conforming residential mortgages and are still considered eligible collateral for borrowing from the FHLB.

Income property loans, which consist of mortgages on investor-owned commercial real estate and multifamily properties, have demonstrated a gradual declining trend in recent years.  This decline has been largely attributable to lower originations of permanent multifamily and commercial real estate loans, along with a high level of prepayments on the loan portfolio, which we attribute to a combination of increased competition from other lenders, including conduit programs, and a flat to inverted yield curve.  The flattening of the yield curve reduced the rate differential between short- and long-term financing costs and provided a financial incentive for borrowers to select longer-term, fixed-rate loans as opposed to short-term or adjustable-rate financing.  As we have historically been an originator of short-term and adjustable-rate loans, this has impacted us in two ways.  First, as prospective buyers sought loans with terms that fell outside of our typical underwriting structures, our originations of permanent multifamily and commercial real estate loans declined.  Second, with the yield curve providing borrowers with a financial incentive to refinance adjustable-rate loans, which make up the majority of our loan portfolio, with longer-term, fixed-rate debt, the prepayment rates on our income property portfolio remained at relatively high levels.  Increased competition among lenders in our local market accelerated both the decline in new loans as well as portfolio payoffs, as the competition frequently resulted in lenders offering prospective borrowers new loan commitments or existing borrowers the opportunity to refinance at lower margins than we would consider appropriate for the risks presented by the credits.

Over the course of 2006, we introduced several initiatives aimed at reducing the high prepayment rates in the income property loan portfolio and addressing borrowers’ requests for fixed-rate loans.  In an effort to prevent prepayments of certain loans this year, we offered rate modifications to some of our borrowers.  While these modifications effectively reduced asset yields and negatively impacted our net interest margin, we believe that the benefits of reducing these borrowers’ rates outweighed the costs of losing the borrowing relationships altogether.  The impact to net interest income, and ultimately earnings, as a result of these modifications is less than what the reduction in net interest income would have been had these loans paid off and refinanced elsewhere, effectively compressing our income property portfolio.  Additionally, in the second quarter of 2006, we began to utilize interest-rate swaps to hedge interest rate risk associated with extending longer-term, fixed-rate loans to certain commercial real estate borrowers.  The use of these swaps allows us to provide loans with the longer terms sought by certain borrowers, and then convert the loan’s fixed rate to a floating rate through an institutional counterparty, thus offsetting any potential interest rate risk to the Bank as a consequence of offering loans with longer fixed-rate terms.

Servicing Assets

Servicing assets represent the deferred servicing rights generated from sales of loans that are sold servicing retained, reduced by the amortization and prepayments of those loans, as well as any impairment charges that may occur. While our servicing assets have not and do not represent a significant percentage of our total assets, this area has grown and is expected to continue growing with future loan sales.

Servicing Assets	March 31, 2007	December 31, 2006
Commercial	$165,000	$224,000
Residential	57,000	63,000
Consumer	4,386,000	3,724,000
Total	$4,608,000	$4,011,000

Loan Balances Serviced for Others	$150,437,000	$155,025,000

As a result of the nearly $16 million in consumer loan sales during the quarter, our servicing assets related to consumer loans increased $662,000, or approximately 18%, over the 2006 year-

end level for the three-month period.  Based on our current expectation for second-quarter consumer loan sales of $12 million to $18 million, we would expect to see similar servicing asset growth in the second quarter of 2007.

Servicing assets related to commercial loans declined from their year-end level as no commercial loan participations were sold and some existing commercial loan pools were paid off in the first quarter of 2007.  These payoffs required us to immediately write-off the remaining servicing assets associated with these credits. While we expect to continue our sales of commercial real-estate loan participations and consequently growing the related servicing assets, those commercial real-estate loan transactions that are candidates for participation sales to other institutions tend to be larger-dollar credits and unpredictable in their timing and frequency of occurrence. As a result, the volumes of commercial real-estate loans sold, and resulting servicing assets, will vary considerably from one quarter to the next depending on the timing of the loan and sales transactions.

Residential loans are generally sold servicing released.  Consequently, no servicing assets are recognized following the vast majority of residential loan sales.

Deposits and Borrowings

For the first quarter of the year, our total deposit balances declined $34 million, or approximately 4% from their year-end level, with non-maturity deposit balances rising nearly $12 million for the quarter, while time deposits, including certificates issued through brokerage services, declined nearly $46 million.  Brokered and other institutional certificates of deposit accounted for approximately $33 million of this reduction.

The growth of checking and money market accounts typically helps us reduce our overall cost of funds. Consequently, we consider the growth of these types of accounts to be an important part of our funding strategy for the future. To encourage this growth, we actively monitor the products and rates offered by our competition in the local market and develop new products and/or offer aggressive rates to attract new balances in the most cost-effective manner possible.

We experienced a decrease in retail certificate balances over the first three months of 2007 as we attempted to move away from offering rates competitive with the higher rates in the local market. While this has resulted, and will continue to result in the months ahead, in a minority of depositors exiting the Bank for higher rates elsewhere, the majority of balances are remaining on our books at significantly lower costs to the Bank.

Our preferred supplemental funding mechanism is borrowing funds from the FHLB.  With the quarter’s reduction in deposit balances exceeding the decline in assets, we experienced a modest increase in our utilization of FHLB advances to $178 million at the end of the first quarter compared to $172 million at the 2006 year-end.  As of March 31, 2007, we had the authority to borrow up to approximately $423 million from the FHLB, subject to maintaining a sufficient level of eligible collateral.

ADOPTION OF SFAS No. 157 AND 159

We elected early adoption of Statements of Financial Accounting Standard (SFAS) 159 and 157, effective January 1, 2007. SFAS No. 159 permits the measurement of selected financial instruments at fair value at specified election dates. With the adoption of SFAS No. 159 we marked-to-market most of our securities, a long term debenture payable (trust preferred security) and two commercial loans that were hedged using interest-rate swaps.

Our securities portfolio totaled $97.6 million (principal only) at year end 2006, of which $87.1 million (principal only), or 89%, was marked-to-market with the adoption of SFAS No. 159. Securities with a remaining balance less than one million dollars and instruments held for Community Reinvestment Act (CRA) investments were not included in the adoption of SFAS No. 159.  The net of tax impact of that fair value measurement was a loss of $1,334,000, which was charged directly to retained earnings and not recognized in net income. In the first quarter of 2007 the change in fair value of the securities portfolio was $402,000, pre tax, and that amount was recognized in net income. The securities portfolio selected with the adoption of SFAS No. 159 is recorded in the balance sheet as a “trading” portfolio and as such will be marked-to-market each quarter with the change in value recognized in earnings. We have placed a partial hedge on that trading portfolio as a means of reducing the volatility in net income from the quarterly fair value measurements.  See “Subsequent Events” section for a further discussion of that hedge.

Subsequent to March 31, 2007 we have sold approximately $30 million of the long-term securities and purchased 3/1 and 5/1 hybrid ARM securities. The balance of the securities in the trading portfolio are instruments with remaining maturities, or repricing terms, of 1-3 years (about $25 million) and hybrid ARM securities that are due for repricing between April and August of this year (about $36 million). The loans sold had coupon rates ranging from 4%-4.5% and they were replaced with securities yielding 5%-5.5%.  In early May we sold $28 million of the new securities.  For additional information regarding that sale please see the “Subsequent Events” section.

We also elected to mark-to-market a $9 million dollar long term debenture payable (trust preferred security). That debenture is hedged with an interest-rate swap that is carried at fair value, with the change in value reflected in our earnings. The election to fair value the debenture matches the change in value of the interest-rate swap with the change in value of the debenture - - effectively reducing the volatility in earnings. That debenture is eligible for prepayment on September 30, 2007 and we have entered into a commitment to prepay that instrument and replace it with another debenture. The current interest rates on long-term debentures are about 1.80% lower than our rate.

The impact on retained earnings from the adoption of SFAS No. 159 for the long-term debenture payable was $220,000, net of tax. Like the securities portfolio the charge to retained earnings was not reflected in net income. The change in value, however, in the first quarter 2007 was included in earnings and amounted to $45,000 gain before tax.

The commercial loans were included in the early adoption of SFAS No. 159 for administrative reasons. We have two fair value swaps that are hedged with commercial loans and are evaluated quarterly in accordance with SFAS No. 133, the hedge accounting statement. The inclusion of these two loans in the adoption of SFAS No. 159 did not impact retained earnings or net income, however, the administrative burden associated with accounting for these instruments will be greatly reduced under the new accounting statement.

ASSET QUALITY

Provision and Reserve for Loan Loss and Loan Commitments Liability

The provision for loan loss for the first quarter was $152,000 compared to a provision of $71,000 in the same quarter of last year.  The increase in the loan loss provision was prompted by a rise in net charge-offs from $53,000 in the first quarter of 2006 to $156,000 in the first quarter of 2007. As has typically been the case, our sales finance loan portfolio accounted for the majority of charged-off balances in the first quarter.  Please see the “Sale Finance (Home Improvement) Loans” segment in the “Portfolio Information” section for detail on this area’s borrowers’ credit scores, charge-offs, delinquencies, and credit insurance coverage.

Also adding to the need for a larger provision in the fourth quarter was an increase in nonperforming assets from $496,000 as of March 31, 2006, to nearly $2.0 million at the most recent quarter-end. Partially offsetting the effects of the growth in charge-offs and nonperforming assets, however, was a substantial decline in the loan portfolio during the first quarter.

Nonperforming Assets divided by Assets declined from 0.32% at year-end 2006 to 0.19% at the end of the first quarter.  That level of nonperforming assets is well below industry standards and consistent with our historical experience.  Noted below are the ratios from 1998 and the comparative industry ratios.

Year	First Mutual Bank	FDIC Insured Commercial Banks
1998	0.07%	0.65%
1999	0.06%	0.63%
2000	0.38%	0.74%
2001	0.08%	0.92%
2002	0.28%	0.94%
2003	0.06%	0.77%
2004	0.10%	0.55%
2005	0.08%	0.48%
2006	0.32%	0.51%
First Quarter 2007	0.19%	N/A

At the end of the first quarter, our nonperforming assets totaled slightly less than $2.0 million, down from $3.5 million at the 2006 year-end.  Included in the quarter-end total are two custom construction loans in the Oregon market for which we have already taken impairment charges and do not anticipate further losses. An additional residential loan, also in that market, in the amount of $825,000 appears to be fully collectable and the borrowers are current on their monthly payments.  We have one other residential loan in the Puget Sound area with a loan balance of $167,000, on which we do not expect any loss.

The remaining loans are sales finance loans, most of which are covered by credit insurance (subject to the remaining loss limit), and one land loan.

Non-Performing Assets

Our exposure to non-performing assets as of March 31, 2007 was:

One single-family residential loan in Oregon market. No anticipated loss.	$825,000
Two custom construction loans in Oregon market. Impairment charges taken in 2006. No further losses anticipated.	660,000
Thirty-six consumer loans. Full recovery expected from insurance claims.	178,000
One single-family residential loan in the Puget Sound market. No anticipated loss.	167,000
One land loan in Western WA. No anticipated loss.	86,000
Six insured consumer loans from insured pools that have exceeded the credit insurance limit. Possible loss of $33,000.	33,000
Eight consumer loans. No anticipated loss.	30,000
Two consumer loans. Possible loss of $2,000.	2,000
Total Non-Performing Assets	$1,981,000

NOTE:  In April we placed a $1.9 million custom construction loan into non-accrual status based upon information received near the end of April.  We expect a full recovery of all principal due.

PORTFOLIO INFORMATION

Commercial Real Estate Loans

The average loan size (excluding construction loans) in the Commercial Real Estate portfolio was $693,000 as of March 31, 2007, with an average loan-to-value ratio of 62%.  At quarter-end, one of these commercial loans was delinquent for over 60 days.  Small individual investors or their limited liability companies and business owners typically own the properties securing these loans.  At quarter-end, the portfolio was 35% residential (multifamily or mobile home parks) and 65% commercial.

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

Sales Finance (Home Improvement) Loans

Our Sales Finance loan portfolio consists of two sub-portfolios:

•
Loans owned by the bank, i.e., the “bank-owned” portfolio.  This includes both loan accounts wholly owned by the bank and the 10% ownership stake in loan accounts sold to investors.  In the first quarter, the bank-owned Sales Finance balance decreased by $6 million to $65 million based on $17 million in new loan production, $16 million in loan sales, and loan prepayments of between 30% and 40% annualized.

•
Loans owned by investors, i.e., the “investor-owned” portfolio.   The loans that make up this segment are serviced by First Mutual.  In the first quarter, the investor-owned portfolio increased by $7 million to $83 million.

Combined, the bank-owned and investor-owned sub-portfolios comprise the Sales Finance servicing portfolio.  The Sales Finance servicing portfolio increased by $1 million in the first quarter to a total of $148 million.  Our average new loan amount was $10,900 in the first quarter.  The average loan balance in the servicing portfolio is currently $9,200, and the yield on this portfolio is 10.64%.

Loan Sales

When we sell Sales Finance loans, we offer investors two purchase options: one that includes limited credit recourse to First Mutual Bank and the other with no credit recourse.  The limited recourse option includes a lower pass-through rate on the purchased pool, designed to approximate the insurance coverage previously offered to investors, and is limited to an agreed-upon level of losses.  If the loss limit is reached on a pool of loans, the investor is solely responsible for losses beyond the limit.  During the first quarter 2007 we sold $510,000 with limited recourse (approximately 3% of the $16 million sold), with an exposure limit of 10% of the balance of the loans.  The impact of these limited recourse agreements was an expense of $35,000 which was offset against the gain on loan sale.  We ended the quarter with a limited recourse obligation on the balance sheet of $270,000.

Portfolio Credit Score Breakdown, Servicing Portfolio

The following table shows the current credit score breakdown in the Sales Finance servicing portfolio.  The credit score table contains, when available, the most recent update to our credit score information for each loan (approximately 99% of the portfolio).  When a current credit score is unavailable, or when the loan was originated too recently to have been re-scored, the credit score at the time of origination is used.  We plan to update the credit scores in our portfolio semi-annually, though we may change the frequency as circumstances dictate.  Loans with full recourse to another party are excluded from this table.

Credit Score Range	% of Servicing Portfolio Balance	Cumulative % of Servicing Portfolio Balance
780+	16.1%	16.1%
720-779	30.4%	46.5%
660-719	29.1%	75.6%
600-659	14.4%	90.0%
< 600	10.0%	100.0%
Total	100.0%

Charge-Offs and Delinquency, Bank-Owned Portfolio

We are responsible for losses on uninsured loans in the bank-owned portfolio.  Uninsured, bank-owned balances totaled $42 million at the end of the first quarter, while the insured balance amounted to $23 million.  As illustrated in the following table, the charge-offs for this portion of the bank-owned portfolio during the last five quarters have ranged between a low of $55,000 in net recoveries in second-quarter 2006 to a high of $344,000 in charge-offs in the fourth-quarter 2006.

	BANK-OWNED PORTFOLIO
	Total Balance	Uninsured Balance	Net Charge- Offs	Charge-offs (% of Uninsured Balance)	Delinquent Loans (% of Uninsured Balance)	Charge-offs (% of Total Balance)	Delinquent Loans (% of Total Balance)
March 31, 2006	$79 million	$47 million	$ 223,000	0.47%	0.77%	0.28%	1.86%
June 30, 2006	$82 million	$50 million	( $55,000)	(0.11%)	0.87%	(0.07%)	1.81%
September 30, 2006	$78 million	$48 million	$63,000	0.13%	1.22%	0.08%	3.05%
December 31, 2006	$71 million	$45 million	$344,000	0.76%	1.28%	0.48%	2.87%
March 31, 2007	$65 million	$42 million	$153,000	0.36%	0.84%	0.24%	1.95%

The delinquency rate as a percentage of all bank-owned loans dropped from 1.95%, at the end of March 2007, to 1.80%, at the end of April 2007; the fourth consecutive month of improvement.

Claims and Delinquency, Insured Loans

Until the fourth quarter of 2006, the bank insured a portion of the servicing portfolio against credit default.  New production is no longer insured, but loans with credit insurance in place still account for 32% of our servicing portfolio balance, or $47 million.  Losses sustained in the insured bank and investor-owned portfolios are reimbursed by an insurance carrier.  As shown in the following table, the claims to the insurance carriers have varied in the last five quarters from a low of $483,000 to a high of $1,012,000 in the current quarter 2007.  The standard limitation on loss coverage for this portion of the portfolio is 10% of the original pool of loans for any given pool year.

INSURED PORTFOLIO: BANK AND INVESTOR-OWNED BALANCES
	Claims Paid	Claims (% of Insured Balance)	Delinquent Loans (% of Bank-Owned Portfolio Balance)**
March 31, 2006	$985,000	1.81%	3.46%
June 30, 2006	$483,000	0.86%	3.22%
September 30, 2006	$555,000	0.97%	5.97%
December 31, 2006	$946,000	1.83%	5.69%
March 31, 2007	$1,012,000	2.15%	3.95%

The tables below show the details of the insurance policies in place for both bank-owned and investor-owned loans.  In March 2006, the pool for the policy year 2002/2003 reached the 10% cap from Insurer #1.  Periodically, as Insurer #1 experiences recoveries on losses, a portion of those recoveries is added back to the remaining loss limit on both pools.

Insured Pools by Insurer #1
Policy Year	Loans Insured	Current Loan Balance *	Original Loss Limit	Claims Paid	Remaining Loss Limit	Remaining Limit as % of Current Balance	Current Delinquency Rate
2002/2003	$21,442,000	$6,292,000	$2,144,000	$2,217,000	$0	0.00%	4.60%
2003/2004	$35,242,000	$13,147,000	$3,524,000	$3,504,000	$20,000	0.15%	3.55%
2004/2005	$23,964,000	$12,594,000	$2,396,000	$1,639,000	$757,000	6.01%	4.14%

Policy years closed on 9/30 of each year.

* Following is the breakdown of the current loan balance between First Mutual Bank and the investor’s portion:

Policy Year	Bank-Owned	Investor-Owned
2002/2003	$5,715,000	$577,000
2003/2004	$5,644,000	$7,503,000
2004/2005	$7,892,000	$4,702,000

Insured Pools by Insurer #2

Policy Year	Loans Insured	Current Loan Balance	Original Loss Limit	Claims Paid	Remaining Loss Limit	Remaining Limit as % of Current Balance	Current Delinquency Rate
2005/2006	$19,992,000	$12,815,000	$2,985,000*	$772,000	$2,213,000*	17.27%*	2.06%
2006	$2,965,000	$2,560,000	$297,000	$0	$297,000	11.60%	2.47%

Policy years closed on 7/31 of each year.

*The 2005/2006 policy with Insurer #2 provides insurance for sales finance loans along with lot loans and home equity loans.  The “Original Loss Limit” shown is the full 10% loss limit associated with the 2005/2006 policy, which was calculated on the balances of the sales finance loans plus the other loans covered by the policy (calculations not shown).  We disclose the higher “Original Loss Limit” here because we have the ability, under certain circumstances, to access the insurance coverage for lot loans or home equity loans to pay sales finance claims if we determine that such action is in the bank’s best interest. To date, we have submitted no claims on the 2005/2006 policy for loan types other than sales finance loans.  Note that the “Remaining Loss Limit” and the “Remaining Limit as % of Current Balance” calculations are based on the disclosed “Original Loss Limit”.

** This delinquency rate is limited to the bank-owned portion of delinquent loans divided by the total bank-owned portion of the insured segment of the portfolio.  Balances not owned by the bank are not included.

Residential Lending

The residential lending portfolio (including loans held for sale) totaled $336 million on March 31, 2007.  This represents an increase of $1 million from the end of the fourth quarter, 2006.  The breakdown of that portfolio at quarter-end was:

	Total Bank Balance	Less Loans Held for Sale	Net Bank Balance	% of Portfolio
	(Dollars in thousands)
Adjustable-rate permanent loans	$195,000	$(5,000)	$190,000	60%
Fixed-rate permanent loans	$41,000	$(3,000)	$38,000	12%
Residential building lots	$37,000	$(9,000)	$28,000	9%
Disbursed balances on custom construction loans	$63,000	$(2,000)	$61,000	19%
Total	$336,000	$(19,000)	$317,000	100%

As of March 31, 2007, of the 1,630 loans in the residential portfolio, there were nine loans, or 1.50% of loan balances, delinquent more than one payment and another two loans representing 0.28% of the overall balances that were one month past due for their March payment.  The remaining 1,619 residential loans representing 98.2% of the balances were current on their monthly payments.  Since quarter end (as of April 12th), two of those past due loans representing $2.3 million (or 0.69% of balances) have paid current.

The average loan balance in the permanent-loan portfolio is $214,000, and the average balance in the building-lot portfolio is $120,000.  Owner-occupied properties, excluding building lots, constitute 70% of the portfolio.

First Mutual Bank’s portfolio lending strategy is to provide credit to borrowers who typically possess at minimum, average to better-than-average credit profiles (see “Credit Score” table below).  These are borrowers who have residential real estate financing needs that do not typically fit within the traditional Agency (FHLMC/FNMA) guidelines.

With that in mind we take a more hands-on, qualitative approach to making lending decisions.  Unlike the current trend toward automated underwriting systems, our lending decisions are made manually by experienced residential underwriters who possess knowledge of our geographic lending territory.  We also tend to look critically at the appraised value and order appraisal reviews on a higher percentage of loan requests than is customary in the industry.

Additionally, we employ the application of the available credit enhancement tools (i.e. Private Mortgage Insurance and Credit Insurance) to reduce the Bank’s overall exposure on the loan.

We do not currently originate portfolio loans with interest-only payment plans nor do we originate an “Option ARM” product, where borrowers are given a variety of monthly payment options that allow for the possibility of negative amortization.  We have virtually no Option ARM and Interest Only loans in the Bank’s portfolio.

The following are detailed Credit Score and LTV tables on the residential portfolio.  The credit score table contains, when available, the current credit score information on the portfolio (approximately 90% of the portfolio), or when unavailable, the credit score at the time of origination.

Credit	Percent
Score	of	Cumulative
Range	Dollars	Percent
800-820	6.5%	6.5%
780-799	12.4%	18.9%
760-779	13.8%	32.7%
740-759	12.3%	45.0%
720-739	10.0%	55.0%
700-719	12.0%	67.0%
680-699	11.3%	78.3%
660-679	7.9%	86.2%
640-659	4.6%	90.8%
620-639	4.0%	94.8%
600-619	1.8%	96.6%
580-599	1.0%	97.6%
<580	2.4%	100.0%
Total	100.0%

Loan-to-Value Information

Residential Mortgages

	FMB	Current	Bank
LTV Range*	Balance	LTV*	Exposure**
95.1%-100%	$ 2,107,000	98%	69%
90.1% - 95%	$ 10,002,000	93%	71%
85.1% - 90%	$ 19,815,000	88%	73%
80.1% - 85%	$ 8,452,000	83%	74%
75.1% - 80%	$ 99,750,000	78%	78%
to 75.0%	$159,000,000	63%	63%
Total	$299,126,000	72%	69%

Lot Loans

	FMB	Current	Bank
LTV Range*	Balance	LTV*	Exposure**
90.1% - 95%	$ 10,037,000	94%	60%
85.1% - 90%	$ 6,280,000	89%	60%
80.1% - 85%	$ 1,079,000	84%	66%
75.1% - 80%	$ 4,251,000	80%	59%
70.1% - 75%	$ 5,752,000	73%	69%
to 70%	$ 9,966,000	58%	57%
Total	$ 37,365,000	79%	61%

* Current LTV is the current principal balance divided by the original appraised value (or sales price if lower)
** Bank exposure reflects the private mortgage insurance and credit risk insurance purchased on these loans.

DEPOSIT INFORMATION

The number of business checking accounts increased by 12%, from 2,354 at March 31, 2006, to 2,638 as of March 31, 2007, a gain of 284 accounts.  The deposit balances for those accounts grew 24%.  Consumer checking accounts also increased, from 7,521 in the first quarter of 2006 to 7,987 this year, an increase of 466 accounts, or 6%.  Our total balances for consumer checking accounts rose 4%.

The following table shows the distribution of our deposits.

	Time Deposits	Checking	Money Market Accounts	Savings
March 31, 2006	62%	13%	24%	1%
June 30, 2006	62%	13%	24%	1%
September 30, 2006	63%	13%	23%	1%
December 31, 2006	60%	14%	25%	1%
March 31, 2007	57%	15%	27%	1%

BUSINESS SEGMENTS

Beginning January 1, 2007, we changed the presentation of our Business Segments to more accurately reflect the way these segments are managed within the Bank.  Prior to 2007, we recognized four business segments:  1) Consumer Lending, 2) Residential Lending, 3) Business Banking Lending, and 4) Income Property Lending.  All other departments, including our Banking Centers and investment portfolio were assumed to support these business lines.  Consequently, all income generated and expenses incurred at these support centers were allocated to the four business segments, resulting in no net income or loss at any department except the four lending units.

To better reflect how we manage the Bank we have changed our business segments as follows:

•
Established a “Retail Banking” segment which includes our Banking Centers and direct consumer lending.  The Home Equity Lines of Credit (HELOC’s) and other consumer lending originated through the Banking Centers, which were previously included in the “Consumer Lending” segment, are included in this segment.  The “Retail Banking” segment does not include Sales Finance lending.  This segment also includes Community Business Banking (small business lending) which had been previously included in the “Business Banking” segment.

•
Isolated our Investment Securities activities as a separate business segment so that any changes in the investment portfolio’s market value or level of earning assets do not distort the reported operating results of our other business segments.

In moving the banking centers, our primary source of funds generation, from an allocated overhead category to an operating segment, it became necessary to implement a new process for transferring funds from our funds generating operations to the users of such funds.  The objective of the funds transfer process is to isolate the true profit contribution of each side of the balance sheet.  Prior to 2007, the profitability of the funds-generating operations, such as the banking centers, was defined as break-even with the lending segments collectively compensating the funds-generating operations such that this result was achieved.  Under the new methodology, the rates at which funds are transferred between the generators and users of funds are based on market rates of interest.  The profitability of the business segments, including retail banking, then varies depending on the actual rates earned on assets and paid on liabilities as well as expenses incurred in the segments’ operations.  To assist in tracking and evaluating the profitability of such funds transfers, we now utilize four line items in determining each segment’s net interest income:

•	Interest Income – This represents the actual interest received from the segment’s loans or securities.

•
Interest Income on Funding Sources – This represents the interest income received from selling funding sources generated by the segment (i.e. deposits or FHLB advances) to a centralized Treasury function.  The interest rate paid to the segment is based on the point on the FHLB rate curve for advances of a duration comparable to the segment’s funding source.

•
Funding Costs – This represents the interest paid to the centralized treasury function by each business segment for the funding sources necessary to support earning asset balances.  Again, the interest rate charged to the segment is based on the point on the FHLB rate curve for advances of a duration comparable to the segment’s earning assets.

•	Interest Expense – This represents the actual interest paid on the segment’s liabilities (i.e. deposits or FHLB advances).

The management reporting process measures the performance of the operating segments based on the management structure of the Bank and is not necessarily comparable with similar information for any other financial institution.

The reportable segments include the following:

•
Retail Banking – Retail Banking is the segment primarily responsible for the generation of funding sources, specifically our consumer and small business deposit accounts.  In addition to our banking centers, the segment includes our direct consumer and Community Business Banking (small business) lending departments.

•
Sales Finance Lending – Sales Finance indirectly generates unsecured consumer loans in connection with home improvement projects.  A large percentage of this segment’s loan volume is sold into the secondary market on a servicing-retained basis, meaning we continue to process payments and service the loan following the sale.

•
Residential Lending - Residential lending offers loans to borrowers to purchase, refinance, or build homes secured by one-to-four-unit family dwellings.  This segment also sells loans into the secondary market.  We may choose to retain or sell the right to service the loans sold (i.e., collection of principal and interest payments) depending upon market conditions.

•
Business Banking Lending – Business Banking offers a full range of banking services to middle-market size businesses including deposit and cash management products, loans for financing receivables, inventory, equipment as well as permanent and interim construction loans for commercial real estate.  The underlying real estate collateral or business asset being financed typically secures these loans.

•
Income Property Lending – Income Property Lending offers permanent and interim construction loans for multifamily housing (over four units) and commercial real estate properties.  The underlying real estate collateral being financed typically secures these loans.

•
Investment Securities - The investment securities segment includes the investment securities portfolio, FHLB stock, and interest-earning cash balances.  Although management does not consider this to be an operating business line, security investments represent a necessary part of liquidity management for the Bank.

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

Retail Banking

Quarter Ended	Net Income/(Loss)	Return on Equity	Average Liabilities
March 31, 2005	($ 338,000)	(10.09%)	$ 605,821,000
March 31, 2006	$ 391,000	11.45%	$ 670,371,000
March 31, 2007	($ 94,000)	(2.45%)	$ 674,881,000

First-quarter net income for our Retail Banking segment declined $485,000 relative to the prior year based on a sharp reduction in net interest income, as rates paid on deposits continued to increase while market rates of interest, and thus the rates at which the retail operations are credited for their deposits, remained comparably stable over the last three quarters.

As our Retail Banking segment includes our banking centers, the majority of this segment’s income is received from selling funding sources, specifically deposits generated and serviced in the banking centers, to lending units in need of funding to support earning asset balances.  This income appears in the accompanying notes to our financial statements as “Treasury Income and Interest Income on Funding Sources” The line labeled “Funding Costs”  represents the expense paid by the users of these funds to support their earning asset balances.

Relative to the first quarter of last year, the segment’s transferable funding sources (deposit balances) increased approximately $4.5 million, or less than 1%.  Combined with the movements in market rates of interest, at which these funds are transferred to our lending units, the Retail segment’s interest income from funding sources rose $608,000, or approximately 7% from its first quarter 2006 level.  Other interest income for the segment, which consists of interest received on home equity, personal, and small business loans and lines, totaled $854,000, up $34,000 from the same period last year.

By comparison, the interest paid on deposits rose nearly $1.4 million, or more than 26%, as competition in the local marketplace continued to push deposit rates higher despite the leveling off of market rates of interest.  As a result, the segment’s net interest income declined $746,000 relative to the prior year.

While noninterest income improved as compared to the like quarter in 2006, noninterest expense for the segment was relatively little changed compared to the prior year.  Noninterest income rose $53,000, or nearly 15%, based on improvements observed in checking account service charges, debit card fees, and other miscellaneous fee income, while noninterest expense increased $70,000, or approximately 2% over the first quarter of last year.

Sales Finance

Quarter Ended	Net Income	Return on Equity	Average Assets
March 31, 2005	$ 366,000	30.01%	$ 67,679,000
March 31, 2006	$ 390,000	27.65%	$ 82,362,000
March 31, 2007	$ 335,000	24.53%	$ 68,910,000

Net income for our Sales Finance segment declined $55,000, or approximately 14% from the level earned in the first quarter of 2006, as a significant increase in noninterest income, specifically gains on loan sales, was insufficient to offset a reduction in net interest income and increase in the loan loss provision.

The Sales Finance segment’s earning assets declined significantly relative to the first quarter of 2006 because of a substantial increase in the level of loan sales relative to prior years.  Loan sales totaled roughly $59 million for 2006, a more than threefold increase over the $18 million sold in 2005, and sales of nearly $16 million in the first quarter of this year exceeded the $13 million sold in the first quarter of last year.  With these sales, and resulting decline in earning assets, the segment’s interest income fell more than 21% relative to the prior year.  While the lower level of earning assets also reduced the segment’s funding requirement, and consequently its interest expense, the 12% reduction in funding costs offset only a portion of the lost interest income.  As a result, the segment’s net interest income declined $311,000 or 31% from the first-quarter 2006 level.  With the segment’s loan loss provision increasing $143,000 relative to the prior year, net interest income after the loan loss provision declined $454,000, or 46%.  The increase in the loan loss provision relative to the prior year was related to the insured loan pools for years 2002-2003 and 2003-2004 reaching their 10% coverage limits.  In anticipation of charge-offs from those pools, we have increased the segment’s loan loss provision.

While the increased level of loan sales over the last five quarters has negatively impacted the segment’s net interest income, it has contributed to improvements in noninterest income, which rose $327,000 relative to the first quarter of last year.  The increase was attributable to additional gains on loan sales, which rose from $749,000 in the first quarter of 2006 to $933,000 this year, as well as service fee income, which increased from $332,000 to $462,000.

The segment’s noninterest expense remained well contained relative to the first quarter of last year, actually declining $36,000 or approximately 2% compared to the first quarter of 2006, based in part on a reduction in credit insurance premiums. As we stated in our 2006 year-end press release, after evaluating our use of credit insurance, we concluded that the benefits of the insurance no longer outweighed the costs and chose to forego the insurance and assume the credit risk on future sales finance loan production.  Consequently, it was our expectation that expenditures for credit insurance would decline in the first quarter of 2007 and continue to decline in future quarters.  Those loans insured prior to August 1, 2006 remain insured under their existing policies, and some loans originated on or after August 1, 2006 were sold to institutional investors with insurance placed prior to sale and remain insured under the policy effective August 1, 2006.

Residential Lending

Quarter Ended	Net Income	Return on Equity	Average Assets
March 31, 2005	$ 646,000	27.38%	$ 253,443,000
March 31, 2006	$ 743,000	27.26%	$ 313,289,000
March 31, 2007	$ 771,000	23.64%	$ 327,098,000

The Residential Lending segment’s net income for the first quarter of 2007 totaled $771,000, representing a 4% increase over the same period last year, as improvements in net interest and noninterest income exceeded increases in the provision for loan loss and operating expenses.

The Residential segment, along with Business banking, has been one of the largest contributors to our earning asset growth in recent years, as it was in the first quarter of this year, with asset growth of $14 million, or approximately 4%, relative to the level as of March 31, 2006.  This represented, however, a significant decline from the level of growth observed in the prior year, as a regional slowdown in residential lending resulted in a substantial reduction in both the number of loans originated and the portfolio balances. Still, between the asset growth and the repricing effects resulting from increases in interest rate indexes from which the loan rates are set, interest income earned on the portfolio increased nearly 6% relative to the first quarter of last year.  The segment’s funding costs and resulting net interest income also increased approximately 6% relative to the first quarter of 2006.  The segment’s provision for loan loss rose $98,000 from the first quarter 2006 level.  Note that the first quarter 2006 provision for the segment reflected a large recovery on a residential loan that had been charged-off in a prior period, and was consequently considered an unusually low provision for loan losses.

The Residential Lending segment’s noninterest income rose $121,000, or nearly 146%, based largely on additional loan fee income and gains on loan sales.  Loan fee income increased relative to the prior year based on a higher level of fees collected in connection with loan modifications or extensions and non-conversion of construction loans to permanent mortgages.  Gains on residential loan sales fluctuate from quarter to quarter, and typically result in modest gains or even slight losses when interest rates are rising quickly.  We believe the construction phase to be the most profitable facet of residential lending and the primary objective in a residential lending relationship.  Following the construction process, our practice is to retain in our portfolio those residential mortgages that we consider to be beneficial to the bank, but to sell those that we consider less attractive assets.

The Residential segment’s noninterest expense increased $110,000, or 10%, partially offsetting the quarter’s income growth over the same period last year.  A reduction in the amount of loan origination expenses eligible for deferral and amortization contributed significantly to the increase relative to the first quarter of last year.

In accordance with current accounting standards, certain loan origination costs, including some salary expenses tied to loan origination, are deferred and amortized over the life of each loan originated, rather than expensed in the current period.  Expenses are then reported in the financial statements net of these deferrals.  The amount of expense subject to deferral and amortization can vary from one period to the next based upon the number of loans originated, the mix of loan types, and year-to-year changes in “standard loan costs”.   In this instance, both the number of loans originated by our Residential lending area in the first quarter of 2007 as well as the deferred costs associated with each origination declined relative to the prior year.  This resulted in a higher level of expense being recognized in the current period.

Business Banking Lending

Quarter Ended	Net Income	Return on Equity	Average Assets
March 31, 2005	$ 237,000	13.86%	$ 93,710,000
March 31, 2006	$ 156,000	7.68%	$ 117,782,000
March 31, 2007	$ 298,000	9.92%	$ 144,792,000

Our Business Banking segment is one of the newer business lines in which we have invested, and will continue to invest our resources with the eventual goal of achieving our targeted 15% return on equity and consistent year-over-year earnings growth.  While these results have not yet been achieved, we continue to invest in this segment based upon its ability to attract low-cost core deposits, which help reduce our overall cost of funds, the diversification it brings to our portfolio of earning assets, and the potential it offers for generating longer-term relationship-banking opportunities and additional sources of noninterest income.

With assets averaging $145 million for the quarter, an increase of nearly 23% over the prior year level and by far the highest rate of increase among our business segments, the segment’s interest income grew $626,000, or 28% over the level earned in the first quarter of 2006.  Additionally, with deposit growth of $20 million, or approximately 46%, income credited for funding sources generated rose $324,000, or 58% over the prior year.  Partially offsetting these improvements, however, were an additional $589,000 in funding costs to support earning assets and $273,000 in interest expense paid on deposit accounts. The Business Banking segment’s first quarter net interest income after provision for loan losses rose $134,000, or 12%, over the first quarter of last year.

The Business Banking segment’s noninterest income rose $17,000 over the first-quarter 2006 level.  Contributing to the segment’s noninterest income growth has been the expansion of the segment’s deposit base, measured by both total deposit balances as well as the number of open accounts, as well as loan fee income, which includes fees collected in connection with loan modifications or extensions as well as letters of credit originated for commercial borrowers.

Further contributing to the segment’s improved performance was a $60,000 reduction in noninterest expense relative the first quarter of last year.  Under the previous method of segmenting our business lines, our banking centers were deemed to be overhead cost centers rather than an operating segment, and consequently all income and expenses associated with the banking centers was allocated among the four lending units.  Consequently, the Business Banking segment’s deposit growth in prior years resulted in increasing allocations of banking center-related expense, which frequently negated the benefit of the additional deposits.  With the banking centers now representing the majority of the Retail Banking segment, the Business Banking and other lending segments are no longer subject to allocations of banking center expense.  Similarly, the lending segments no longer receive any benefit to the extent that the banking centers generate funds at below-market rates of interest.  The segment results for 2005 and 2006 have been restated to reflect this methodology consistently throughout the three years presented here.

Income Property Lending

Quarter Ended	Net Income	Return on Equity	Average Assets
March 31, 2005	$ 1,413,000	23.35%	$ 378,670,000
March 31, 2006	$ 909,000	17.15%	$ 336,364,000
March 31, 2007	$ 1,245,000	20.94%	$ 319,357,000

The Income Property segment’s first quarter net income rose $336,000, or 37% relative to the same period last year, based primarily on growth in interest income and a reduction in the provision for loan loss.

The segment’s net interest income after provision for loan loss grew $458,000, or 21%, based on interest income growth of $416,000 and an additional $44,000 in interest income on transferred funding sources against an offsetting $61,000 increase in funding costs and $39,000 in interest expense on deposit accounts.  The provision for loan loss declined $98,000 compared to the first quarter of 2006, due in large part to the continued decline in portfolio balances.

The Income Property segment’s decline in earning assets during the first quarter of 2007 continued a trend observed over the last couple of years, and is primarily a product of declining originations of permanent multifamily and commercial real estate loans, combined with a high level of prepayments on the loan portfolio, which we attribute to a combination of increased competition from other lenders and the flat yield curve.  Increased competition from conduit lenders as well as lenders in our local market accelerated both the decline in new volumes as well as portfolio payoffs, as the competition frequently resulted in lenders offering prospective borrowers new loan commitments, or existing borrowers the opportunity to refinance, at unusually low margins.  The flat yield curve, which has resulted from a number of increases in short-term interest rates, has reduced the rate differential between short- and long-term financing costs and provided a financial incentive for borrowers to select longer-term, fixed-rate loans as opposed to adjustable-rate financing.  As we have historically been an originator of short-term and adjustable-rate loans, this impacted us in two ways.  First, as prospective borrowers sought loans with terms that fell outside of our typical underwriting structures, our originations of permanent multifamily and commercial real estate loans declined.  Second, with the yield curve providing borrowers with a financial incentive to refinance adjustable-rate loans, which make up the majority of our loan portfolio, with longer-term, fixed-rate debt, the prepayment rates on our Income Property portfolio remained at relatively high levels.

Noninterest income for the Income Property segment remained unchanged from the first quarter of last year, while the segment’s noninterest expense for the Income Property segment declined by $32,000, or 4% compared to the first quarter of 2006.  As noted above, the Income Property segment has seen its earning asset balances decline over the last couple of years, and as a result, the segment has become a smaller component of our overall asset mix.  Consequently, for a number of different administrative and overhead expenses that we allocate out to the business segments, such as accounting and information systems related costs, the percentages allocated to other business lines has tended to increase, thus reducing the percentage allocated to the Income Property segment.

Investment and Treasury

Quarter Ended	Net Income	Return on Equity	Average Assets
March 31, 2005	$ 260,000	47.88%	$ 150,652,000
March 31, 2006	$ 125,000	26.74%	$ 136,427,000
March 31, 2007	$ 160,000	35.52%	$ 113,575,000

The Investment and Treasury segment includes our investment securities portfolio on the asset side and, on the liability side, our FHLB advances and certificates of deposit issued through brokerage services.  While management does not consider this to be an operating business line, our security investments and wholesale borrowings represent a necessary part of liquidity management, and their impact on our operations has been recognized as its own segment so as not to distort the results of our other business lines.

For the first quarter of 2007, this segment posted a net interest loss of $173,000, compared to net interest income of $210,000 in the prior year.  In each year, the cost of funding the securities portfolio exceeded its yield, while the FHLB advances and brokered deposits originated by the segment were “sold” to the lending units at rates exceeding the cost of those funding sources.  In 2005 and 2006, the profitability of the funding sources was sufficient to offset the loss on the securities.  In 2007, however, the funding sources were only marginally profitable, resulting in the net interest loss.

Noninterest income for the segment, which had been virtually nonexistent prior to this year, totaled $431,000 for the first quarter as a result of our early adoption of SFAS No. 157 and 159, effective January 1, 2007. SFAS No. 159, which was issued in February 2007, generally permits the mark-to-market of selected eligible financial instruments.  In the case of our early adoption, the affected securities totaled $87 million (principal only), or approximately 89% of our securities portfolio. As a result of the fair value measurement election for these securities, we recorded gains in the first quarter of $402,000.  We also elected the adoption of SFAS No. 159 for a $9 million trust preferred security, recording $45,000 in pre-tax mark-to-market gains related to this instrument for total pre-tax, SFAS No. 159-related, mark-to-market gains of $447,000 for the first quarter.

The segment’s noninterest expense is virtually immaterial, totaling $23,000 for the first quarter, and represents allocations of accounting and administrative overhead costs associated with the management of the portfolio.

LIQUIDITY

Our primary sources of liquidity are loan and security sales and repayments, deposits, and wholesale funds. A secondary source of liquidity is cash from operations, which, though not a significant source of liquidity, is a consistent source based upon the quality of our earnings. Our principal uses of liquidity are the origination and acquisition of loans and securities, and to a lesser extent, purchases of facilities and equipment.

	Quarter Ended
	March 31, 2007	March 31, 2006
	(Dollars in thousands)
Loan Originations (disbursed)	$(95,000)	$(121,000)
Decrease in Undisbursed Loan Proceeds	(17,000)	(5,000)
Security Purchases	(5,000)	(7,000)
Total Originations and Purchases	$(117,000)	$(133,000)

Loan and Security Repayments	$106,000	$111,000
Sales of Loans	27,000	23,000
Total Repayments and Sales	$133,000	$134,000

Net Difference	$16,000	$1,000

Loan and security sales and repayments, our primary sources of funding, are heavily influenced by trends in mortgage rates. When rates trend downward, our prepayment speeds typically increase as borrowers refinance their loans at lower interest rates. Conversely, as rates move upwards, prepayments will generally tend to slow, as fewer borrowers will have a financial incentive to refinance their loans. The loan portfolio, excluding loans sold into the secondary market and spec construction loans, experienced an annualized prepayment rate of 41% in the first quarter of 2007, compared to 40% and 39% for the first quarter of 2006 and the fiscal year 2006, respectively.

We believe the flat to inverted shape of the yield curve that has persisted since mid-2005 to the present time likely contributed to the continued high level of prepayments, as the rate differential between short- and long-term financing diminished and reduced the financial incentive for borrowers to use shorter-term, adjustable-rate financing rather than longer-term fixed rate loans. This, in turn, provides borrowers holding short-term or adjustable-rate loans, which represent the majority of our loan portfolio, with an incentive to refinance with long-term fixed-rate loans.

Our preferred method of funding the net difference between originations/purchases and repayments/sales is with deposits. To the extent that deposit growth is insufficient to fully fund the difference, we may rely on wholesale funding sources including, but not limited to FHLB advances, brokered certificates of deposit, and reverse repurchase agreements. During the first quarters of 2006 and 2007, changes in funds from deposits and borrowings were as follows:

	Quarter Ended
	March 31, 2007	March 31, 2006
	(Dollars in thousands)
Deposits	$(34,000)	$23,000
Borrowings	6,000	(19,000)
Total	$(28,000)	$4,000

For the first quarter of the year, our total deposit balances declined $34 million, or approximately 4% from their year-end level, with non-maturity deposit balances rising nearly $12 million for the quarter, while time deposits, including certificates issued through brokerage services, declined nearly $46 million.  Brokered and other institutional certificates of deposit accounted for approximately $33 million of this reduction.

The inflows and outflows of deposits vary from period to period, and our ability to raise liquidity from this source is dependent on our effectiveness in competing with other financial institutions in our local market. That competition tends to focus on rate and service. Although we control the quality of service that we provide, we have no control over the prevailing rates in our marketplace.

Our other major source of liquidity is wholesale funds, which include borrowings from the FHLB, brokered deposits, reverse repurchase agreements, and a revolving line of credit at the Holding Company level. The most utilized wholesale funding source is FHLB advances, which totaled $178 million at the end of the first quarter, up slightly from $172 million at the 2006 year-end, but down from the $207 million outstanding at March 31, 2006. Our credit line with the FHLB is reviewed annually, and our maximum allowable borrowing level is currently set at 40% of assets, or $423 million based on assets as of March 31, 2007. As a percentage of quarter-end assets, our FHLB borrowings totaled 17% at March 31, 2007, compared to 19% at March 31, 2006 and 16% at the 2006 year-end. Potential risks associated with this funding source include the reduction or non-renewal of the line and insufficient collateral to utilize the line. We attempt to mitigate the risk of non-renewal by maintaining the credit quality of our loans and securities and attending to the quality and consistency of our earnings.

The potential risk of not holding enough collateral to fully utilize our available FHLB advances is monitored to ensure that ample collateral is available to meet our funding needs. Our two principal sources of preferred collateral are single-family residential and multifamily loans. Because single-family lending has exhibited significant growth in recent years, we are encouraged that the business line will be able to provide sufficient collateral to meet our FHLB borrowing requirements.

Brokered deposits, which are included in the deposit totals, amounted to $18 million as of March 31, 2007, compared to $47 million as of the 2006 year-end and $51 million at March 31, 2006.  While the rates on these deposits are typically very comparable to those of FHLB advances, at various times in late 2005 and throughout 2006, the rates on brokered deposits fell below those of similar term FHLB advances.  At such times, and subject to our funding needs, we elected to increase our use of this funding source and routinely issued brokered deposits to replace maturing FHLB advances.  As of March 31, 2007, brokered deposits represented 3.0% of total deposits compared to 5.9% at the 2006 year-end and 6.5% as of March 31, 2006. We may increase our use of brokered deposits in the future, depending on the costs of various wholesale funding sources and subject to internal policy limits, which restrict our total usage of these deposits to no more than 10% of total deposits.

Reverse repurchase lines are lines of credit collateralized by securities. We currently have lines totaling $35 million, of which the full amount is currently available. There has been no usage of these lines in the previous three years. The risks associated with these lines are the withdrawal of the line based on the credit standing of the Bank and the potential lack of sufficient collateral to support the lines.

An additional source of liquidity has been our cash from operations, which, though not a significant source of liquidity, we consider to be a consistent source based upon our earnings. On a very limited basis it can be viewed as cash from operations adjusted for items such as provision for loan loss and depreciation. See the “Consolidated Statements of Cash Flows” in the financial statements section of this filing for a calculation of net cash provided by operating activities.

In addition to using liquidity to fund loans and securities, we routinely invest in facilities and equipment. In the first quarter of 2007 we invested $591,000 in these assets, down from $1.3 million in the first quarter of 2006, as most of our major capital projects were completed by the end of last year. Over the remainder of this year, planned projects include the completion of remodeling projects in First Mutual Center and our Canyon Park banking center, which we expect to open later this year.

CAPITAL

The FDIC’s statutory framework for capital requirements establishes five categories of capital strength, ranging from a high of well capitalized to a low of critically under-capitalized.  An institution’s category depends upon its capital level in relation to relevant capital measures, including a risk-based capital measure, a leverage capital measure, and certain other factors.  At March 31, 2007, we exceeded the capital levels required to meet the definition of a well-capitalized institution:

	Actual	Minimum for Capital Adequacy Purposes	Minimum to be Categorized as “Well Capitalized” Under Prompt Corrective Action Provisions
Total capital (to risk-weighted assets):
First Mutual Bancshares, Inc.	12.37%	8.00%	N/A
First Mutual Bank	12.63	8.00	10.00%

Tier I capital (to risk-weighted assets):
First Mutual Bancshares, Inc.	11.12	4.00	N/A
First Mutual Bank	11.38	4.00	6.00

Tier I capital (to average assets):
First Mutual Bancshares, Inc.	8.22	4.00	N/A
First Mutual Bank	8.64	4.00	5.00

SUBSEQUENT EVENTS

In April, subsequent to the quarter-end, we sold several longer-maturity securities from our newly established trading portfolio, replaced the sold issues with approximately $34 million in shorter-term hybrid ARM securities, and began evaluating the potential risks and benefits of employing strategies to hedge against movements in the market value of the trading portfolio. In the first week of May, based on the earnings volatility presented by the new accounting treatment, we elected to reduce the size of the portfolio by reselling our recently purchased securities in the secondary market and utilized interest rate swaps totaling $42 million to partially hedge against movements in the market value of the remaining trading portfolio.  Based on the size of the remaining portfolio, this equates to only a partial hedge, and not a total immunization against movements in the market value of the trading portfolio.  Additionally, given the movement in the market between the end of the first quarter and the first week of May, establishing this partial hedge will likely result in the partial locking-in of a loss that occurred as a result of market movements over the course of those few weeks.

At the present time, approximately $28 million of the $34 million in recently acquired securities have been resold from the portfolio, and we are considering, subject to market conditions, additional sales to further reduce the size of our trading portfolio.  In the event that future sales are executed, we would expect to unwind some of the $42 million in interest rate swaps currently employed to partially hedge the portfolio.

In June of 2002, we issued our first Trust Preferred Security (TPS) in the amount of $9 million and with an interest rate adjustable on a quarterly basis.  At the same time, we entered into an interest rate swap with the FHLB in order to protect against potential adverse interest rate volatility that could be realized from the TPS by fixing the interest rate payable for the first five years of the TPS’ life.  The swap is scheduled to mature in June of this year, after which time the rate on the TPS will adjust on a quarterly basis at 3.65% over the current three-month LIBOR rate.  As margins on current TPS issues have declined to approximately 1.55% to 1.65% over three-month LIBOR, it is our intention to call the outstanding $9 million TPS at the earliest contractual redemption date, in this case September 2007, and replace the issue with a new TPS at a lower margin.

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

Typically, the extent of our off-balance-sheet derivative agreements has been the use of forward loan commitments, which are used to hedge our loans held-for-sale.  Additionally, in 2002 we entered into an interest rate swap with the FHLB.  The purpose of the swap is to protect against potential adverse interest rate volatility that could be realized from the Trust Preferred Securities (TPS) issued in June 2002.  The swap accomplished this by fixing the interest rate payable for the first five years of the TPS’ life, and is scheduled to mature in June of this year.

In the second quarter of 2006, we began to utilize interest rate swaps in connection with the underwriting of longer-term, fixed-rate commercial real estate loans.  This decision was the result of prospective borrowers’ demand for longer-term, fixed-rate loans, and the preference of depositors for instruments of significantly shorter terms.  Under this program, we originate commercial mortgage loans with amortization schedules of up to 30-years, with an initial 10-year fixed rate.  To hedge the interest rate risk exposure presented by ten-year, fixed-rate instruments, we utilize interest rate swaps on a loan-by-loan basis to convert each loan’s fixed rate to an adjustable rate subject to regular repricing relative to a market index rate, typically the one-month LIBOR rate.  As this is a relatively new program, we do not yet have an expectation of the number of loans that will likely be originated and hedged in such a manner.  These interest rate swaps will be used solely for the purpose of managing the interest rate risk associated with longer-term, fixed-rate assets, and will not be used for any speculative purposes.

Finally, in the first quarter of this year, we elected early adoption of SFAS No. 157 and 159 with respect to the majority of our securities portfolio, the previously mentioned TPS, and selected other financial instruments.  Consequently, these assets and liabilities are now reflected on our statements of condition at their fair values, with any changes in market value over the course of a period recognized as income or losses in the period’s operating results.  To mitigate the earnings volatility of the assets marked-to-market we have acquired $42 million in interest rate swaps.  Please see the “Subsequent Events” section for a further discussion of these derivatives.

Net Interest Income (NII) and Economic Value of Equity (EVE) Simulation Model Results

	March 31, 2007		December 31, 2006
	Percentage Change		Percentage Change
Change in Interest Rates (in basis points)	Net Interest Income	Economic Value of Equity	Net Interest Income	Economic Value of Equity
+200	2.72%	0.81%	2.40%	(1.07%)
+100	n/a	1.34%	n/a	0.06%
-100	n/a	(2.06%)	n/a	(0.88%)
-200	(0.82%)	(6.52%)	0.23%	(3.76%)

Net Interest Income Simulation

Our income simulation model based on information as of March 31, 2007 indicated that our net interest income over the following 12 months was projected to increase from its “base case”

level in a scenario in which interest rates are assumed to gradually increase by 200 bps over a 12-month period, and fall assuming a gradual 200 bps decline in rates over the same timeframe.  The magnitudes of the changes, however, suggest that there is little sensitivity in net interest income from the “base case” level over a 12-month horizon in either scenario, as an increase in net interest income of 2.72% was observed in the rising rate environment, and a decline of 0.82% was indicated in the falling rate scenario.

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

Please note that the simulation model does not reflect the security sales, purchases, and interest rate swap activity that occurred in April and May.

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

In the simulated 200 bps upward shift of the yield curve, the discount rates used to calculate the present values of assets and liabilities will increase, causing the present values of both assets and liabilities to fall, with more prominent effects on longer-term, fixed-rate instruments.  Additionally, when interest rates rise, the cash flows on our assets are typically expected to decelerate as borrowers are assumed to become less likely to prepay their loans.  As the cash flows on these assets are shifted further into the future, their present values are further reduced.  Our EVE simulation model results as of March 31, 2007 indicated that our liabilities would be expected to exhibit a greater level of sensitivity to rising rates than assets, with the economic value of assets declining by 2.34%, compared to a decline of 2.72% for our liabilities.  Given the greater sensitivity of liabilities, the reduction in the economic value of liabilities exceeded the impact on assets.  Consequently, the economic value of our equity was positively impacted in this scenario, rising 0.81%.

The opposite occurs when rates decline, as the discount rates used to calculate the present values of assets and liabilities will decrease, causing the present values of both assets and liabilities to rise.  Counteracting this effect on assets, however, is the tendency for cash flows from assets to accelerate in a falling rate scenario, as borrowers refinance their existing loans at lower interest rates.  These loan prepayments prevent the economic values of these assets from increasing in a declining rate scenario, illustrating an effect referred to as negative convexity.  Taking this negative convexity into account, the simulation results indicated a negative impact to EVE in the falling rate scenario.  In this case, the economic values of both assets and liabilities were positively impacted when rates were assumed to fall by 200 bps, assets by 1.70% and liabilities by 2.69%.  As a result, with the value of liabilities rising more than asset values, our economic value of equity was negatively impacted in this scenario, declining 6.52%.

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

One-Year Interest Rate Sensitivity Gap

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
One-Year Repricing/Maturing Assets	$669,321	$673,514
One-Year Repricing/Maturing Liabilities	696,953	725,636

One-Year Gap	$(27,632)	$(52,122)

Total Assets	$1,056,847	$1,079,272

One-Year Interest Rate Gap as a Percentage of Assets	(2.6%)	(4.8%)

At a negative, or liability sensitive, 2.6% of assets, our 12-month interest rate sensitivity gap as of March 31, 2007 indicated a modest degree of liability sensitivity comparable to the 4.8% observed at the 2006 year-end.  Certain shortcomings are inherent in gap analysis, including the failure to recognize differences in the frequencies and magnitudes of repricing for different balance sheet instruments.  Additionally, some assets and liabilities may have similar maturities or repricing characteristics, but they may react differently to changes in interest rates.  This illustrates a facet of interest rate exposure referred to as “basis risk.”  Assets, such as adjustable-rate mortgage loans, may also have features that limit the effect that changes in interest rates have on the asset in the short-term and/or over the life of the loan, for example a limit on the amount by which the interest rate on the loan is allowed to adjust each year.  This illustrates another area of interest rate exposure referred to as “option risk.”  Due to the limitations of the gap analysis, these features are not taken into consideration.  Additionally, in the event of a change in interest rates, prepayment and early withdrawal penalties could deviate significantly from those assumed in the gap calculation.   As a result, we utilize the gap report as a complement to our income simulation and economic value of equity models.

Securities

ITEM 3

The following table sets forth certain information regarding carrying values and percentage of total carrying values of the Bank’s consolidated portfolio of securities classified as available-for-sale and held-to-maturity.

	March 31, 2007
	2007		2006
Available-for-Sale:	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
US Government treasury and agency obligations	$—	0%	$17,892	16%
Mortgage-backed securities:
Freddie Mac	554	12%	15,527	14%
Ginnie Mae	2,859	62%	40,782	37%
Fannie Mae	1,176	26%	35,863	33%
Total mortgage-backed securities	4,589	100%	92,172	84%

Total securities available-for-sale	$4,589	100%	$110,064	100%

	March 31, 2007
	2007		2006
Held-to-Maturity:	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)
Municipal bonds	$1,140	22%	$1,170	18%
Mortgage-backed securities:
Freddie Mac	205	4%	345	6%
Fannie Mae	3,863	74%	4,827	76%
Total mortgage-backed securities	4,068	78%	5,172	82%

Total securities held-to-maturity	$5,208	100%	$6,342	100%

Estimated market value	$5,176		$6,284

ITEM 3A

The following table shows the maturity or period to repricing of the Bank’s consolidated portfolio of securities available-for-sale and held-to-maturity:

	Available-for-sale at March 31, 2007
	One Year or Less		Over One to Three Years		Over Three to Five Years		Over Five to Ten Years		Over Ten to Twenty Years		Over Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Available-for-Sale:	(Dollars in thousands)

Mortgage-backed securities:
Ginnie Mae	$2,860	3.88%	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%	$2,860	3.88%
Freddie Mac	271	7.13%	283	5.50%	—	0.00%	—	0.00%	—	0.00%	—	0.00%	554	6.30%
Fannie Mae	198	7.20%	264	5.50%	—	0.00%	—	0.00%	713	4.50%	—	0.00%	1,175	5.18%
Total mortgage-backed securities	3,329	4.34%	547	5.50%	—	0.00%	—	0.00%	713	4.50%	—	0.00%	4,589	4.51%

Total securities available-for-sale -- Carrying Value	$3,329	4.34%	$547	5.50%	$—	0.00%	$—	0.00%	$713	4.50%	$—	0.00%	$4,589	4.51%

Total securities available-for-sale -- Amortized Cost	$3,332	4.34%	$540	5.50%	$—	0.00%	$—	0.00%	$732	4.50%	$—	0.00%	$4,604	4.50%

	Held-to-Maturity at March 31, 2007
	One Year or Less		Over One to Three Years		Over Three to Five Years		Over Five to Ten Years		Over Ten to Twenty Years		Over Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Held-to-Maturity:	(Dollars in thousands)

Municipal bonds	$—		$—		$—	0.00%	$—	0.00%	$220	5.38%	$920	6.31%	$1,140	6.13%
Mortgage-backed securities:
Freddie Mac	205	6.88%	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%	205	6.88%
Fannie Mae	1,323	7.24%	1,042	4.25%	—	0.00%	—	0.00%	1,498	4.78%	—	0.00%	3,863	5.48%
Total mortgage-backed securities	1,528	7.19%	1,042	4.25%	—	0.00%	—	0.00%	1,498	4.78%	—	0.00%	4,068	5.55%

Total securities held-to-maturity -- Carrying Value	$1,528	7.19%	$1,042	4.25%	$—	0.00%	$—	0.00%	$1,718	4.86%	$920	6.31%	$5,208	5.68%

Total securities held-to-maturity -- Fair Market Value	$1,561	7.19%	$1,020	4.25%	$—	0.00%	$—	0.00%	$1,679	4.86%	$916	6.31%	$5,176	5.70%

ITEM 4.	Controls and Procedures

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

At March 31, 2007, the Company was not engaged in any litigation, which in the opinion of management, after consultation with its legal counsel, would be material to the Company.

ITEM 1A.	Risk Factors

For information regarding certain Risk Factors, please refer to Part I, Item 1A, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of First Mutual Bancshares, Inc. was held on April 26, 2007.  The results of votes on the matters presented at the Meeting are as follows:

The following individuals were elected as directors for the term noted:

CLASS III DIRECTORS	VOTES FOR	VOTES WITHHELD	TERM

Mary Case Dunnam	6,471,614	79,444	3 Years
George W. Rowley, Jr.	6,471,618	79,440	3 Years
John R. Valaas	6,446,628	104,430	3 Years

The terms of the Class I and II directors expire at the Annual Meeting of Shareholders for 2008 and 2009, respectively.

CLASS I DIRECTORS, term expires in 2008

Janine Florence
F. Kemper Freeman, Jr.
Robert J. Herbold
Victor E. Parker

CLASS II DIRECTORS, term expires in 2009

James J. Doud Jr.
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

Date: May 9, 2007	FIRST MUTUAL BANCSHARES, INC.

	By:	/s/ John R. Valaas
John R. Valaas
President and Chief Executive Officer

By:	/s/ Roger A. Mandery
Roger A. Mandery
Executive Vice President (Principal Financial Officer)