Form 10-Q
period 2007-06-30
FIRST MUTUAL BANCSHARES INC
filed 2007-08-09
CIK 1098337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended……………………June 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.      August 3, 2007     6,697,628

FIRST MUTUAL BANCSHARES, INC.

QUARTERLY REPORT ON FORM 10-Q
June 30, 2007

PART I:    FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS DISCLAIMER

Our Form 10-Q for the quarter ended June 30, 2007, contains statements concerning forecasts of our financial results and condition, expectations of our operations and business and our assumptions for those forecasts and expectations that are forward-looking statements for the purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include statements regarding our anticipated securities transactions and sale of loans, our expectations for the Business Banking segment, our observations regarding our loan collections and provision for loan losses, information regarding our intentions to move away from offering rates competitive with higher rates in our area and the effects of such a move, information regarding the possible effects of hedging our trading portfolio, information based upon our market risk models and analysis and information regarding our merger agreement with Washington Federal.  Although we believe that the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, operations, and prospects, these forward-looking statements are subject to numerous uncertainties and risks, and actual events, results, and developments will ultimately differ from the expectations and may differ materially from those expressed or implied in such forward-looking statements.  Factors which could affect actual results include economic conditions in our market area and the nation as a whole, interest rate fluctuations, the impact of competitive products, services, and pricing, our credit risk management, our ability to control our costs and expenses, and the legislative and regulatory changes affecting the banking industry.  There are other risks and uncertainties that could affect us which are discussed from time to time in our filings with the Securities and Exchange Commission.  These risks and uncertainties should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.  We are not responsible for updating any such forward-looking statements.

ITEM 1.    Financial Statements

In the opinion of management, the accompanying consolidated statements of financial condition and related interim consolidated statements of income, stockholders’ equity and comprehensive income and cash flows reflect all adjustments (which include reclassifications and normal recurring adjustments) that are necessary for a fair presentation in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements.  Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the financial statements.

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

Item 1.  Financial Statements

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

	June 30,	December 31,
	2007	2006
Assets	(Unaudited)

Cash and Cash Equivalents:
Interest-earning deposits	$4,616	$6,990
Noninterest-earning demand deposits and cash on hand	16,765	18,372

Total cash and cash equivalents	21,381	25,362

Mortgage-backed and other securities available-for-sale (at fair value)	4,181	89,728
Mortgage-backed and other securities held for trading (at fair value)	54,696	—
Mortgage-backed and other securities held-to-maturity fair value of $7,819 and $5,585, respectively	7,892	5,620
Loans held for sale	21,391	13,733
Loans receivable	866,858	893,431
Reserve for loan and lease losses	(9,759)	(9,728)
Loans receivable, net	857,099	883,703

Accrued interest receivable	5,245	5,534
Land, buildings and equipment, net	35,435	35,566
Federal Home Loan Bank (FHLB) stock, at cost	13,122	13,122
Servicing assets	4,984	4,011
Other assets	3,603	2,884

Total Assets	$1,029,029	$1,079,263

See Notes to the Financial Statements

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)
(Continued)

	June 30,	December 31,
	2007	2006
	(Unaudited)
Liabilities

Deposits:
Non-interest-bearing	$61,543	$56,566
Interest-bearing transactions and savings accounts	275,677	263,830
Interest-bearing time deposits	422,565	485,399

Total deposits	759,785	805,795

Drafts payable	1,199	1,314
Accounts payable and other liabilities	7,511	7,018
Advance payments by borrowers for taxes and insurance	1,679	1,583
FHLB advances	163,468	171,932
Other advances	4,600	4,600
Junior subordinated long-term debentures (at fair value)	9,048	—
Junior subordinated long-term debentures	8,000	17,000

Total liabilities	955,290	1,009,242

Stockholders’ Equity

Common stock, $1 par value, 30,000,000 shares authorized,
6,694,510 and 6,673,528 shares issued and outstanding	$6,695	$6,674
Additional paid-in capital	45,755	45,119
Retained earnings	21,303	19,589
Accumulated other comprehensive income(loss):
Unrealized (loss) on securities available-for-sale,
net of federal income tax	(14)	(1,361)

Total stockholders’ equity	73,739	70,021

Total Liabilities and Stockholders’ Equity	$1,029,029	$1,079,263

See Notes to the Financial Statements

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)

	Quarter ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

	(Unaudited)
Interest Income
Loans receivable	$18,092	$18,518	$36,592	$36,065
Interest on available-for-sale securities	51	1,088	105	2,281
Interest on held-to-maturity securities	75	87	152	177
Interest on held-for-trading securities	810	—	1,755	—
Interest other	543	132	749	250

Total interest income	19,571	19,825	39,353	38,773

Interest Expense
Deposits	7,487	6,447	15,197	12,363
FHLB and other advances	3,223	3,353	5,944	6,154

Total interest expense	10,710	9,800	21,141	18,517

Net interest income	8,861	10,025	18,212	20,256

Provision for loan and lease losses	(86)	(135)	(238)	(206)

Net interest income, after provision
for loan and lease losses	8,775	9,890	17,974	20,050

Noninterest Income
Gain on sales of loans	873	554	1,846	1,310
Gain (loss) from mark to market (SFAS 159)	(211)	—	236	—
Servicing fees, net of amortization	399	300	836	635
Gain on sales of investments	116	—	116	—
Fees on deposits	208	194	396	376
Other	746	1,009	1,364	1,451

Total noninterest income	2,131	2,057	4,794	3,772

See Notes to the Financial Statements

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)
(Continued)

	Quarter ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

	(Unaudited)

Noninterest Expense
Salaries and employee benefits	$4,617	$4,477	$9,126	$8,923
Occupancy	968	1,043	1,950	2,053
Credit insurance premiums	380	479	806	942
Other	2,276	1,836	4,095	3,605

Total noninterest expense	8,241	7,835	15,977	15,523

Income before provision for federal income tax	2,665	4,112	6,791	8,299

Provision for federal income tax	908	1,400	2,319	2,873

Net Income	$1,757	$2,712	$4,472	$5,426

Per Share Data(1):

Basic earnings per common share	$0.26	$0.41	$0.67	$0.82

Diluted earnings per common share	$0.25	$0.40	$0.64	$0.80

Weighted Average Number of Shares Outstanding	6,690,810	6,644,804	6,686,429	6,636,099

Weighted Average Number of Shares Outstanding
Including Dilutive Stock Options	6,934,848	6,790,098	6,935,726	6,813,695

(1) Shares and EPS have been adjusted to reflect the five-for-four stock split paid on October 4, 2006.

See Notes to the Financial Statements

First Mutual Bancshares, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(Dollars in thousands except per share amounts)

					Accumulated
			Additional		Comprehensive
	Common Stock (1)		Paid-in	Retained	Income
	Shares	Amount	Capital (1)	Earnings	(Loss)	Total

BALANCE, December 31, 2004	6,611	$6,611	$44,273	$9,220	$(657)	$59,447

Comprehensive income:
Net income				10,319		10,319
Other comprehensive income (loss), net of tax:
Unrealized (loss) on securities available-for-sale					(945)	(945)
Unrealized gain on interest rate swap					166	166
Total comprehensive income						9,540
Options exercised, including tax benefit of $479	185	185	1,727			1,912
Retirement of shares repurchased	(180)	(180)	(2,130)	(1,344)		(3,654)
Issuance of stock through employees’ stock plans	5	5	95			100
Cash dividend declared ($1.11 per share)				(7,318)		(7,318)

BALANCE, December 31, 2005	6,621	$6,621	$43,965	$10,877	$(1,436)	$60,027

Comprehensive income:
Net income				10,980		10,980
Other comprehensive income, net of tax:
Unrealized gain on securities available-for-sale					75	75
Total comprehensive income						11,055
Compensation related to stock options			632			632
Options exercised, including tax benefit of $110	48	48	427			475
Issuance of stock through employees’ stock plans	5	5	95			100
Cash dividend declared ($0.32 per share)				(2,268)		(2,268)

BALANCE, December 31, 2006	6,674	$6,674	$45,119	$19,589	$(1,361)	$70,021

Cumulative-effect adjustment for the initial adoption of SFAS No. 159				(1,554)		(1,554)
Comprehensive income:
Net income				4,472		4,472
Other comprehensive income (loss), net of tax:
Unrealized gain on securities available-for-sale					1,347	1,347
Total comprehensive income						5,819
Compensation related to stock options			326			326
Options exercised, including tax benefit of $47	16	16	195			211
Issuance of stock through employees’ stock plans	5	5	115			120
Cash dividend declared ($0.18 per share)				(1,204)		(1,204)

BALANCE, June 30, 2007	6,695	$6,695	$45,755	$21,303	$(14)	$73,739

(1) The number and amount of common shares issued and outstanding have been adjusted to reflect the five-for-four stock split paid on October 4, 2006.

See Notes to the Financial Statements

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six months ended June 30,
	2007	2006
	(Unaudited)
Cash Flows from Operating Activities
Net income	$4,472	$5,426
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan and lease losses	238	206
Depreciation and amortization	947	1,028
Deferred loan origination fees, net of accretion	(122)	645
Amortization of servicing assets	1,167	599
Gain on sales of loans	(1,846)	(1,311)
Gain on sale of securities held for trading	(116)	—
Gain on mark to market (SFAS 159)	(236)	—
Stock-based compensation	326	260
Excess tax benefit from stock-based compensation	(47)	(5)
Changes in operating assets and liabilities:
Loans held-for-sale	(7,658)	(5,817)
Accrued interest receivable	289	(14)
Other assets	(207)	(1,329)
Drafts payable	(115)	(266)
Accounts payable and other liabilities	(156)	(3,024)
Advance payments by borrowers for taxes and insurance	96	198

Net cash (used) by operating activities	(2,968)	(3,404)

Cash Flows from Investing Activities
Loan originations	(149,836)	(222,705)
Loan principal repayments	193,166	192,965
Decrease in undisbursed loan proceeds	(17,174)	(1,817)
Principal repayments and redemptions on mortgage-backed and other securities	12,761	23,535
Purchase of securities held-to-maturity	(3,000)	—
Purchase of securities held-for-trading	(39,303)	(7,170)
Purchases of premises and equipment	(816)	(2,664)
Proceeds from sale of securities held-for-trading	58,034	—
Proceeds from sale of impaired loans	502	340

Net cash provided/(used) by investing activities	54,334	(17,516)

See Notes to the Financial Statements

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Continued)

	Six months ended June 30,
	2007	2006
	(Unaudited)

Cash Flows from Financing Activities
Net increase (decrease) in deposit accounts	$(60,370)	$(11,601)
Interest credited to deposit accounts	14,360	11,224
Issuance of stock through employees’ stock plans	120	100
Proceeds from advances	305,325	452,901
Repayment of advances	(313,789)	(430,274)
Dividends paid	(1,204)	(6,354)
Proceeds from exercise of stock options and excess tax benefit
of $47 and $5 from stock-based compensation	211	145

Net cash provided/(used) by financing activities	(55,347)	16,141

Increase/(decrease) in cash and cash equivalents	$(3,981)	$(4,779)
Cash and cash equivalents, beginning of the year	25,362	25,781
Cash and cash equivalents, end of quarter	$21,381	$21,002

Supplemental Disclosures of Cash Flow Information
Loans originated for sale in the secondary market	$73,526	$57,165
Loans originated for investment activities	149,836	222,705
Proceeds from sale of loans held-for-sale	65,868	51,348
Additions to servicing assets	2,140	1,436
Cash paid during the year for:
Interest	21,065	17,923
Income taxes	2,910	2,333

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

Note 2.  ADOPTION OF NEW ACCOUNTING STANDARDS

Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48)

In June 2006, the Financial Accounting Standards Board (FASB) issued FIN No. 48 - an interpretation of FASB Statement No. 109, Accounting for Income Taxes.  FIN No. 48 establishes a single model to address accounting for uncertain tax positions.  FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN No. 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.  We adopted FIN No. 48 on January 1, 2007; no adjustments have been made to our financial statements as a result of this adoption.  We do not believe that we have any uncertain tax positions that would rise to the level of having a material impact on our financial statements.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (SFAS 156)

In March of 2006, the FASB published SFAS No. 156, which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for servicing of financial assets. SFAS No. 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable.  For each class of separately recognized servicing assets and liabilities, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods:  (1) the amortization of servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss or (2) the reporting of servicing assets or liabilities at fair value at each reporting date and reporting changes in fair value in earnings in the period in which the changes occur. SFAS No. 156 also requires additional disclosures for all separately recognized servicing rights.  We adopted SFAS No. 156 on January 1, 2007 and have elected to continue to amortize our servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss.

Originated servicing assets are recorded when loans are originated and subsequently sold or securitized (and held as available-for-sale securities) with the servicing rights retained.  Servicing assets are initially recognized at fair value on the balance sheet.  Fair value is based on market prices for comparable servicing contracts when available, or alternatively, is based on a valuation model that calculates the present value of the estimated future cash flows.  Assumptions used in the valuation model include market discount rates and anticipated prepayment speeds.  The prepayment speeds of the servicing portfolio are based on our prepayment experience for those strata for which market data are not readily available.  These servicing assets include sales finance loans, construction loan participations, lot loans, and other commercial loans for which there are no readily available online quotation data.  In addition, estimates of the cost of servicing per loan, an inflation rate, ancillary income per loan, and default rates are used.  The cost relating to the servicing rights is capitalized and amortized into noninterest income in proportion to, and over the period of, estimated future net servicing income. Amounts capitalized are recorded at cost, net of accumulated amortization and valuation allowance.

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

Changes in the servicing asset balances, the fair values, discount and prepayment assumptions by strata are as follows:

	Second Quarter 2007
	Consumer	Commercial	Residential	Total
	(Dollars in thousands)
Balance, beginning of quarter	$4,386	$165	$57	$4,608
Additions	1,014	16	18	1,048
Amortization	(562)	(38)	(3)	(603)
Impairment	(40)	(29)	—	(69)
Balance at June 30, 2007	$4,798	$114	$72	$4,984

Fair values at
April 1, 2007	$4,544	$136	$97

Fair values at
June 30, 2007	$4,786	$127	$96

Discount rate	11.5%	9.2%	7.7%

Prepayment speed	36.4%	36.2%	30.8%

	Second Quarter 2006
	Consumer	Commercial	Residential	Total
	(Dollars in thousands)
Balance, beginning of quarter	$2,107	$275	$92	$2,474
Additions	522	55	—	577
Amortization	(296)	(43)	(10)	(349)
Impairment	—	—	—	—
Balance at June 30, 2006	$2,333	$287	$82	$2,702

Fair values at
April 1, 2006	$2,314	$488	$160

Fair values at
June 30, 2006	$2,697	$472	$88

Discount rate	10.9%	9.1%	8.8%

Prepayment speed	38.1%	33.2%	45.4%

Servicing fee income, net of amortization, consisted of the following for the quarters ended June 30, 2007 and 2006:

	Second Quarter 2007
	Consumer	Commercial	Residential	Total
	(Dollars in thousands)
Servicing fees	$1,033	$31	$7	$1,071
Amortization	(602)	(67)	(3)	(672)
Loan servicing fees, net	$431	$(36)	$4	$399

	Second Quarter 2006
	Consumer	Commercial	Residential	Total
	(Dollars in thousands)
Servicing fees	$594	$43	$12	$649
Amortization	(296)	(43)	(10)	(349)
Loan servicing fees, net	$298	$—	$2	$300

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2.  ADOPTION OF NEW ACCOUNTING STANDARDS (Continued)
Statement of Financial Accounting Standards No. 157, Fair Value Measurements and No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (SFAS No. 157 and SFAS No. 159)

We elected early adoption of SFAS No. 157 and SFAS No. 159 effective January 1, 2007.

In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in Generally Accepted Accounting Principles, and expands disclosure requirements about fair value measurements.  SFAS No. 157, among other things, requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair values.

Valuation techniques are based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions.  These two types of inputs create the following fair value hierarchy.

Level 1 - Quoted prices for identical instruments in active markets.

Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable.

Level 3 - Instruments whose significant value drivers are unobservable.

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

Mortgage-Backed and Agency Securities
Upon adoption, the mortgage-backed and agency securities selected for treatment under SFAS No. 159 consisted of $87.1 million or 89% of the securities portfolio.  Securities with a remaining balance less than one million dollars and instruments held for Community Reinvestment Act (CRA) investments were not included in the adoption of SFAS No. 159.  Securites with small balances are much less attractive to potential purchasers and the CRA investments were purchased to facilitate compliance with the Community Reinvestment Act.  The initial fair value of the securities selected for SFAS No. 159 adoption resulted in a $1,334,000 cumulative-effect adjustment, net of tax, recorded as a reduction in retained earnings as of January 1, 2007.  Under SFAS No. 159, this one-time charge was not recognized in earnings.  As a result of the fair value measurement election for these securities, we recorded gains in the first quarter 2007 earnings of $402,000 and a loss of $211,000 in the second quarter. The standard was adopted early as we believed that it would enable us to more effectively manage interest rate risk. However, because of the volatility observed in the second quarter we have reduced, through security sales, most of the securities originally selected for treatment under SFAS No. 159. Our current balance for securities held in the “held for trading” account as of July 30, 2007 is $13.7 million.

The securities selected to be accounted for under SFAS No. 159 are presented separately from the securities that are accounted for at cost and titled “Held for Trading (at fair value)”.

Junior Subordinated Long-Term Debentures Payable (Trust Preferred Securities)
The junior subordinated long-term debentures selected for treatment under SFAS No. 159 totaled $9 million.  The initial fair value measurement resulted in a $220,000, net of tax, charge to retained earnings for unamortized issuance costs and excess interest.  In the first quarter of 2007, we recorded $45,000 in pre-tax mark-to-market gains, and a loss of $4,000 in the second quarter. We elected to account for our first $9 million junior subordinated long-term debenture issuance and not the other two issuances of $4 million each under SFAS No. 159 because this particular security is hedged with an interest-rate swap that is carried at fair value with changes in value reflected in our earnings (the other two debentures are not hedged). The election to fair value the debentures matches the change in value of the interest-rate swap with the change in value of the debentures - effectively reducing the volitility in earnings.  This security is eligible for prepayment on September 30, 2007 and it is our current intention to prepay the instrument.

The long-term debentures payable selected to be accounted for under SFAS No. 159 are presented seperately from the long-term debentures payable that are accounted for at cost and titled “long-term debentures payable (at fair value)”.

Interest-Rate Swaps and Loans
The interest-rate swaps and related commercial loans were included in the early adoption of SFAS 159 for administrative reasons.  We have two fair value swaps that are hedged with commercial loans and are evaluated quarterly in accordance with SFAS 133, the hedge accounting statement.  The inclusion of these two swaps and loans in the adoption of SFAS 159 did not impact retained earnings or net income, however, the administrative burden associated with accounting for these instruments will be greatly reduced under the new accounting statement.  These two swaps were the only swaps that were accounted for in accordance with the “long-haul accounting method”, under SFAS No. 133, as amended.

The fair value of the swaps is included in “Accounts Payable and Other” and the fair value of the commercial loans that are being hedged is included in “Loans Receivable” on the balance sheet. On January 1, 2007, the fair value of the two swaps was $23,517 and the fair value of the loans totaled $22,742.  On June 30, 2007, the fair value of the swaps included in “Accounts Payable and Other” totaled $19,480 and the fair value of the loans amounted to $19,344.

		Fair Value Measurements at June 30, 2007			Changes in Fair Values for the 3-Month Period Ended June 30, 2007, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
Description	Fair Value Measurements 6/30/07	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Interest Expense - FHLB and Other Advances	Interest Income on Loans	Loss from Mark to Market (SFAS 159) - Noninterest Income	Total Changes in Fair Values Included in Current-Period Earnings
	(Dollars in thousands)
Trading securities	$54,696	$54,696					$(207)	$(207)
Long-term debentures payable	9,048		9,048		209			209
Loans Receivable	19			19		27		27

The contractual long-term debentures payable totaled $9.0 million and the unpaid principal balance on the two loans that were selected to be carried at fair value totaled $1.4 million at June 30, 2007.

Note 3.
Mortgage-Backed and Other Securities Available-for-Sale

The amortized cost and estimated fair value of securities available-for-sale at June 30, 2007 and December 31, 2006 are summarized as follows:

			Gross	Gross
		Gross	Unrealized	Unrealized	Estimated
	Amortized	Unrealized	Losses	Losses	Fair
	Cost	Gains	<1 Year	>1 Year	Value
June 30, 2007	(Dollars in thousands)

Freddie Mac securities	$467	$5	$—	$—	$472
Fannie Mae securities	1,148	5	0	32	1,121
Ginnie Mae securities	2,587	3	0	2	2,588
	$4,202	$13	$—	$34	$4,181

December 31, 2006
Freddie Mac securities	$14,657	$9	$—	$565	$14,101
Fannie Mae securities	32,222	8	—	1,090	31,140
Ginnie Mae securities	34,053	2	—	397	33,658
US agency securities	10,990	—	—	161	10,829
	$91,922	$19	$—	$2,213	$89,728

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Bank has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase.  The decline in value is not related to any company or industry specific event.  At June 30, 2007 and December 31, 2006, there were 4 and 32 investment securities with unrealized losses, respectively.  The Bank anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Note 4.
Mortgage-Backed and Other Securities Held-to-Maturity

The amortized cost and estimated fair value of securities held-to-maturity at June 30, 2007 and December 31, 2006 are summarized as follows:

			Gross	Gross
		Gross	Unrealized	Unrealized	Estimated
	Amortized	Unrealized	Losses	Losses	Fair
	Cost	Gains	<1 Year	>1 Year	Value
June 30, 2007	(Dollars in thousands)

Fannie Mae securities	$3,660	$23	$—	$89	$3,594
Freddie Mac securities	96	—	—	—	96
Municipal bonds	4,136	—	—	7	4,129
	$7,892	$23	$—	$96	$7,819
December 31, 2006
Fannie Mae securities	$4,176	$35	$—	$74	$4,137
Freddie Mac securities	300	7	—	—	307
Municipal bonds	1,144	1	—	4	1,141
	$5,620	$43	$—	$78	$5,585

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Bank has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase.  The decline in value is not related to any company or industry specific event.  At June 30, 2007 and December 31, 2006, there were 4 investment securities with unrealized losses.  The Bank anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Note 5.
Nonperforming Assets

Nonperforming loans are summarized as follows:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Impaired loans with a valuation allowance	$390	$1,283
Valuation allowance related to impaired loans	(139)	(236)
Net impaired loans	251	1,047
Non accrual loans	3,231	2,415
Total nonperforming or non-accrual loans	3,482	3,462
Real estate owned	—	—
Nonperforming assets	$3,482	$3,462

Total loans past due 90-days or more and still accruing interest	$4	$—
Average balance of impaired loans	$657	$592
Interest income recognized on impaired loans	$—	$1

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the quarters and six months ending June 30, 2007 and June 30, 2006:

	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(Dollars and shares in thousands except per share amounts)
Quarter ended June 30, 2007
Basic EPS:
Income available to common shareholders	$1,757	6,691	$0.26

Effect of dilutive stock options	—	244
Diluted EPS:
Income available to common shareholders
plus assumed stock options exercised	$1,757	6,935	$0.25

Six months ended June 30, 2007
Basic EPS:
Income available to common shareholders	$4,472	6,686	$0.67

Effect of dilutive stock options	—	250
Diluted EPS:
Income available to common shareholders
plus assumed stock options exercised	$4,472	6,936	$0.64

Quarter ended June 30, 2006 (2)
Basic EPS:
Income available to common shareholders	$2,712	6,645	$0.41

Effect of dilutive stock options	—	145
Diluted EPS:
Income available to common shareholders
plus assumed stock options exercised	$2,712	6,790	$0.40

Six months ended June 30, 2006 (2)
Basic EPS:
Income available to common shareholders	$5,426	6,636	$0.82

Effect of dilutive stock options	—	178
Diluted EPS:
Income available to common shareholders
plus assumed stock options exercised	$5,426	6,814	$0.80

(2) Shares and EPS have been adjusted to reflect the five-for-four stock split paid on October 4, 2006.

Note 7.
Rate Volume Analysis

	SECOND QUARTER 2007			SIX MONTHS ENDED 2007
	VS			VS
	SECOND QUARTER 2006			SIX MONTHS ENDED 2006
	INCREASE (DECREASE) DUE TO			INCREASE (DECREASE) DUE TO
			TOTAL			TOTAL
	VOLUME	RATE	CHANGE	VOLUME	RATE	CHANGE
INTEREST INCOME	(Dollars in thousands)
Investments:
Available-for-sale securities	$(1,042)	$5	$(1,037)	$(1,734)	$(442)	$(2,176)
Held-for-trading securities	810	—	810	1,755	—	1,755
Held-to-maturity securities	4	(16)	(12)	(13)	(12)	(25)
Other equity investments	32	379	411	37	462	499
Total investments	(196)	368	172	45	8	53

Loans:
Residential	$690	$295	$985	$1,391	$817	$2,208
Residential construction	(899)	6	(893)	(1,346)	118	(1,228)
Multifamily	(585)	109	(476)	(1,148)	436	(712)
Multifamily construction	78	(57)	21	163	(48)	115
Commercial real estate and business	253	145	398	558	212	770
Commercial real estate construction	(49)	10	(39)	137	65	202
Consumer and other	(279)	(143)	(422)	(625)	(203)	(828)
Total loans	(791)	365	(426)	(870)	1,397	527

Total interest income	$(987)	$733	$(254)	$(825)	$1,405	$580

INTEREST EXPENSE
Deposits:
Money market deposit and checking	$247	$435	$682	$451	$950	$1,401
Savings	(2)	—	(2)	(5)	—	(5)
Time deposits	(438)	798	360	(549)	1,987	1,438
Total deposits	(193)	1,233	1,040	(103)	2,937	2,834

FHLB advances and other	(848)	718	(130)	(1,532)	1,322	(210)
Total interest expense	(1,041)	1,951	910	(1,635)	4,259	2,624

Net interest income	$54	$(1,218)	$(1,164)	$810	$(2,854)	$(2,044)

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

To better reflect how we manage the Bank, we have changed our business segments as follows:

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

In moving the banking centers, our primary source of funds generation, from an allocated overhead category to an operating segment, it became necessary to implement a new process for transferring funds from our funds-generating operations to the users of such funds.  The objective of the funds transfer process is to isolate the true profit contribution of each side of the balance sheet.  Prior to 2007, the profitability of the funds-generating operations, such as the banking centers, was defined as break-even with the lending segments collectively compensating the funds-generating operations such that this result was achieved.  Under the new methodology, the rates at which funds are transferred between the generators and users of funds are based on market rates of interest.  The profitability of the business segments, including retail banking, then varies depending on the actual rates earned on assets and paid on liabilities as well as expenses incurred in the segments’ operations.  To assist in tracking and evaluating the profitability of such funds transfers, we now utilize four line items in determining each segment’s net interest income:

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

•
Sales Finance Lending – Sales Finance generates indirect unsecured consumer loans in connection with home improvement projects.  A large percentage of this segment’s loan volume is sold into the secondary market on a servicing-retained basis, meaning we continue to process payments and service the loan following the sale.

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

		Quarter ended June 30,
		Retail Banking	Sales Finance	Residential Lending	Business Banking	Income Property	Investment & Treasury	Consolidated Totals
		(Dollars in thousands)

Interest income	2005	$677	$1,726	$4,643	$1,638	$6,139	$1,464	$16,287
	2006	858	2,036	6,178	2,578	6,869	1,306	19,825
	2007	892	1,558	5,958	3,186	6,553	1,424	19,571

Treasury and interest income on funding sources	2005	5,874	36	186	302	162	2,902	9,462
	2006	9,013	41	203	619	136	4,176	14,188
	2007	9,186	28	189	931	178	2,923	13,435

Funding costs	2005	335	667	2,749	752	3,398	1,561	9,462
	2006	564	1,117	4,533	1,653	4,609	1,712	14,188
	2007	572	914	4,361	2,138	4,223	1,227	13,435

Interest expense	2005	3,933	—	—	126	17	2,384	6,460
	2006	5,618	—	—	260	16	3,906	9,800
	2007	6,748	—	—	546	54	3,362	10,710

Net interest income/(loss)	2005	2,283	1,095	2,080	1,062	2,886	421	9,827
	2006	3,689	960	1,848	1,284	2,380	(136)	10,025
	2007	2,758	672	1,786	1,433	2,454	(242)	8,861

Provision for loan and lease losses	2005	26	136	57	65	166	—	450
	2006	7	(50)	119	22	37	—	135
	2007	(75)	288	(117)	(5)	(5)	—	86

Net interest income/(loss), after provision for loan and lease losses	2005	2,257	959	2,023	997	2,720	421	9,377
	2006	3,682	1,010	1,729	1,262	2,343	(136)	9,890
	2007	2,833	384	1,903	1,438	2,459	(242)	8,775

Noninterest income	2005	344	585	215	185	242	1	1,572
	2006	586	833	264	118	252	4	2,057
	2007	448	1,237	284	(53)	83	132	2,131

Noninterest expense	2005	3,128	1,325	1,060	677	920	33	7,143
	2006	3,241	1,492	1,160	950	963	29	7,835
	2007	3,639	1,539	1,181	815	1,034	33	8,241

Income/(loss) before provision for federal income taxes	2005	(527)	219	1,178	505	2,042	389	3,806
	2006	1,027	351	833	430	1,632	(161)	4,112
	2007	(358)	82	1,006	570	1,508	(143)	2,665

Provision for federal income taxes	2005	(180)	74	401	172	696	125	1,288
	2006	351	119	283	147	558	(58)	1,400
	2007	(123)	28	345	195	518	(55)	908

Net income/(loss)	2005	(347)	145	777	333	1,346	264	2,518
	2006	676	232	550	283	1,074	(103)	2,712
	2007	(235)	54	661	375	990	(88)	1,757

Total interest earning assets (ending balances)	2005	38,877	73,994	279,800	99,339	358,548	148,478	999,036
	2006	42,116	81,549	323,166	144,786	337,633	117,339	1,046,589
	2007	43,190	66,669	312,334	162,459	304,823	83,305	972,780

Total interest bearing liabilities (ending balances)	2005	635,888	—	—	29,647	6,705	290,016	962,256
	2006	660,759	—	—	40,148	3,294	321,925	1,026,126
	2007	674,361	—	—	65,934	7,236	197,371	944,902

Allocated equity (ending balances)	2005	14,402	5,568	10,729	7,491	24,184	2,234	64,608
	2006	13,340	5,578	11,218	10,193	21,766	1,606	63,701
	2007	16,252	5,572	13,114	13,467	23,938	1,396	73,739

Return on equity	2005	-9.64%	10.42%	28.97%	17.78%	22.26%	47.25%	15.59%
	2006	20.27%	16.64%	19.61%	11.11%	19.74%	-25.65%	17.03%
	2007	-5.78%	3.88%	20.16%	11.14%	16.54%	-25.23%	9.53%

Net interest margin	2005	23.49%	5.92%	2.97%	4.28%	3.22%	1.13%	3.93%
	2006	35.04%	4.71%	2.29%	3.55%	2.82%	-0.46%	3.83%
	2007	25.54%	4.03%	2.29%	3.53%	3.22%	-1.16%	3.64%

Note 8.
Business Segments(continued)

		Six months ended June 30,
		Retail Banking	Sales Finance	Residential Lending	Business Banking	Income Property	Investment & Treasury	Consolidated Totals
		(Dollars in thousands)

Interest income	2005	$1,293	$3,419	$8,742	$3,148	$12,153	$2,931	$31,686
	2006	1,678	4,083	12,135	4,819	13,350	2,708	38,773
	2007	1,746	3,174	12,268	6,053	13,450	2,662	39,353

Treasury and interest income on funding sources	2005	11,146	84	413	596	366	5,662	18,267
	2006	17,544	62	304	1,175	229	7,914	27,228
	2007	18,325	45	291	1,811	315	6,165	26,952

Funding costs	2005	621	1,310	5,250	1,366	6,573	3,147	18,267
	2006	1,093	2,183	8,598	3,019	8,872	3,463	27,228
	2007	1,115	1,856	8,668	4,093	8,547	2,673	26,952

Interest expense	2005	7,196	—	—	218	33	4,612	12,059
	2006	10,860	—	—	542	30	7,085	18,517
	2007	13,364	—	—	1,101	107	6,569	21,141

Net interest income/(loss)	2005	4,622	2,193	3,905	2,160	5,913	834	19,627
	2006	7,269	1,962	3,841	2,433	4,677	74	20,256
	2007	5,592	1,363	3,891	2,670	5,111	(415)	18,212

Provision for loan and lease losses	2005	48	256	106	118	322	—	850
	2006	18	(32)	(13)	82	151	—	206
	2007	(80)	449	(151)	9	11	—	238

Net interest income/(loss), after provision for loan and lease losses	2005	4,574	1,937	3,799	2,042	5,591	834	18,777
	2006	7,251	1,994	3,854	2,351	4,526	74	20,050
	2007	5,672	914	4,042	2,661	5,100	(415)	17,974

Noninterest income	2005	642	1,429	349	221	299	2	2,942
	2006	948	1,959	347	164	349	5	3,772
	2007	863	2,690	488	10	180	563	4,794

Noninterest expense	2005	6,254	2,592	1,991	1,399	1,708	62	14,006
	2006	6,568	3,001	2,219	1,842	1,837	56	15,523
	2007	7,036	3,012	2,350	1,647	1,876	56	15,977

Income/(loss) before provision for federal income taxes	2005	(1,038)	774	2,157	864	4,182	774	7,713
	2006	1,631	952	1,982	673	3,038	23	8,299
	2007	(501)	592	2,180	1,024	3,404	92	6,791

Provision for federal income taxes	2005	(353)	263	734	294	1,423	250	2,611
	2006	564	330	689	234	1,055	1	2,873
	2007	(172)	203	748	351	1,169	20	2,319

Net income/(loss)	2005	(685)	511	1,423	570	2,759	524	5,102
	2006	1,067	622	1,293	439	1,983	22	5,426
	2007	(329)	389	1,432	673	2,235	72	4,472

Interest earning assets (average balances)	2005	39,508	68,782	263,551	95,925	371,105	150,297	989,168
	2006	41,472	81,486	318,674	124,852	336,999	129,838	1,033,321
	2007	41,453	67,385	322,264	150,595	313,934	102,662	998,293

Interest bearing liabilities (average balances)	2005	616,242	—	—	27,416	6,639	303,603	953,900
	2006	664,040	—	—	42,300	4,090	301,017	1,011,447
	2007	672,942	—	—	64,899	6,924	220,154	964,919

Allocated equity (average balances)	2005	13,786	5,043	9,931	7,085	24,148	2,203	62,196
	2006	13,521	5,597	11,114	8,637	21,552	1,784	62,205
	2007	15,650	5,459	13,129	12,495	23,875	1,661	72,269

Return on equity	2005	-9.94%	20.27%	28.66%	16.09%	22.85%	47.57%	16.41%
	2006	15.78%	22.23%	23.27%	10.17%	18.40%	2.47%	17.45%
	2007	-4.20%	14.25%	21.81%	10.77%	18.72%	8.67%	12.38%

Net interest margin	2005	23.40%	6.38%	2.96%	4.50%	3.19%	1.11%	3.97%
	2006	35.05%	4.82%	2.41%	3.90%	2.78%	0.11%	3.92%
	2007	26.98%	4.05%	2.41%	3.55%	3.26%	-0.81%	3.65%

Note 9.
Trading Securities

The Company’s short-term investments in debt securities, all of which are classified as trading securities, are carried at their fair value based on the quoted prices of the securities at June 30, 2007.  Net realized and unrealized gains and losses on trading securities are included in net earnings.  For purpose of determining realized gains and losses, the cost of securities sold is based on specific identification.

The composition of trading securities is as follows at June 30, 2007. There were no trading securities in 2006.

	June 30, 2007

	Cost	Fair Value
	(Dollars in thousands)

Freddie Mac securities	$9,814	$9,786
Fannie Mae securities	6,840	6,823
Ginnie Mae securities	31,974	32,234
US agency securities	5,873	5,853
Total trading securities	$54,501	$54,696

Investment income for the quarter ended June 30, 2007 consists of the following:

2007
Dividend and interest income	$407
Net unrealized holding gains	195
Net investment income	$602

Note 10.
Subsequent Events

Merger with Washington Federal
On July 2, 2007 we announced the signing of a definitive merger agreement. The merger agreement calls for the merger of First Mutual with and into the Company, followed by the merger of First Mutual Bank into the Company’s wholly owned subsidiary, Washington Federal Savings, in a stock and cash transaction valued at approximately $189.8 million. After consummation of the merger, the combined Company will have 148 offices in eight western states with total assets of approximately $11 billion and total deposits of approximately $6.8 billion.

Securities
Based on our observations of the portfolio and hedge over the course of the quarter, we elected to further reduce the size of the portfolio and unwind the hedge position.  Consequently, in early July we sold securities with market values totaling approximately $41 million and unwound the hedge position. Our net losses from those activities totaled $213,000.  At the present time, we do not anticipate conducting any further securities transactions.

Trust Preferred Securities
In June of 2002, we issued our first Trust Preferred Security (TPS) in the amount of $9 million with an interest rate adjustable on a quarterly basis.  At the same time, we entered into an interest rate swap with the FHLB in order to protect against potential adverse interest rate volatility from the TPS by fixing the interest rate payable for the first five years of the TPS’ life.  The swap matured in July of this year, resulting in a funding cost subject to adjustment on a quarterly basis at 3.65% over the current three-month LIBOR rate.

As margins on current TPS issues have declined to approximately 1.35% to 1.65% over three-month LIBOR, we had previously expressed an intention to call the outstanding $9 million TPS at the earliest contractual redemption date, in this case September 2007, and replace the issue with a new TPS at a lower margin.  We have since,  in consideration of the pending merger with Washington Federal Inc., elected instead to call the outstanding $9 million TPS without replacement.  However, because we issued a commitment to replace the redeemed TPS we were required to pay a cancellation fee of $55,000.

Even with the retirement and non-replacement of the TPS, we expect to remain “well capitalized” in accordance with regulatory guidelines.

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

OVERVIEW

For the second quarter and first half of 2007, our net income declined significantly relative to the same periods last year, totaling $1.8 million and $4.5 million, down from $2.7 million and $5.4 million for the quarter and six months ended June 30, 2006.  Our earnings per diluted share fell to $0.25 and $0.64, compared to $0.40 and $0.80 per diluted share in the second quarter and first six months of last year.  Our return on average equity (ROE) totaled 9.62% for the quarter and 12.41% on a year-to-date basis, compared to 17.25% and 17.52% in the prior year.  As a result, we were unsuccessful in achieving our general corporate goals, an ROE of at least 15% and year-over-year net income growth in the range of 10% to 12%.  On July 2, 2007, we announced that we had entered into a definitive merger agreement with Washington Federal, Inc. (NASDAQ: WFSL) which provides, subject to certain conditions, for a merger of First Mutual with and into Washington Federal.

Our performance for the quarter was negatively impacted by several one-time expenses, including $175,000 in legal and other fees related to the Washington Federal transaction, a $158,000 retention bonus to our CFO for remaining with the Bank past his retirement date, $163,000 in expenditures for the payoff of a contract for an outside operations consultant, and a charitable contribution in the amount of $188,000.  We had originally intended to make this contribution in a series of installments, but instead elected to lump-sum the remaining contribution during the second quarter because of the pending merger with Washington Federal.

The primary source of revenue for each of our business lines is net interest income, which is generally measured with the net interest margin ratio.  For the second quarter and first half of 2007, our net interest income totaled $8.9 million and $18.2 million, down $1.2 million and $2.0 million from the levels earned in the prior year, as our net interest margin for the quarter declined to 3.62%, down from 3.73% in the previous quarter.  A key driver of net interest income is the level of our earning assets, which declined in the second quarter of 2007, averaging $979 million, representing a decrease of more than of $48 million from the second quarter of last year. The drop in earning assets was due largely to securities sales, which reduced the size of the portfolio as of June 30, 2007 by nearly $37 million compared to the level at the June 2006 quarter-end.  Also contributing to the decline in earning assets was a substantial reduction in loan originations, which fell from $158 million in the second quarter of last year to $128 million in the most recent quarter, along with continued high levels of loan payoffs and sales.  Please see the “Net Interest Income” and “Business Segments” sections for further discussions of net interest income and earning assets.

A secondary source of revenue is our noninterest income, which increased $74,000 and $1.0 million compared to the second quarter and first half of last year, based on increases in loan and securities sales and the resulting gains thereon as well as a higher level of service fees collected on assets serviced for other institutions.  During the second quarter and first half of 2007, we sold approximately $14 million and $30 million of sales finance loans, which resulted in significant increases in gains on sales of loans and should contribute incremental servicing fee income in future quarters.  Please see the “Noninterest Income” section for additional discussion.

Despite the one-time items mentioned above, our operating expenses remained comparable to those of the prior year, rising only $406,000 for the second quarter, or 5% over the same period last year, and by $454,000, or 3% on a year-to-date basis, as reductions in occupancy and credit insurance expenses partially offset increases in personnel and other noninterest expenses.  Please refer to the “Noninterest Expense” section for additional information.

For the quarter ended June 30, 2007, our credit quality remained acceptable, with non-performing assets (NPAs) totaling $3.5 million, or 0.34% of total assets, little changed compared to the similar $3.5 million, or 0.32% at the 2006 year-end.  For the quarter, we reserved $86,000 in provisions for loan losses and our reserve for loan losses, including unfunded commitments, totaled approximately $10.0 million, down from $10.1 million the year-end level.  The allowance for loan losses represented 1.12% of gross loans at the quarter-end, up from 1.11% at the 2006 year-end.  For additional information regarding our credit quality please refer to the “Asset Quality” section.

RESULTS OF OPERATIONS

Net Income

Net income declined $955,000 or 35% for the second quarter of 2007 as compared to the like quarter last year.  Year-to-date net income decreased $954,000 or 18%.  Net interest income, after provision for loan losses, declined $1.1 million for the quarter and $2.1 million for the first six months of 2007.  Noninterest income increased $74,000 on a second-quarter comparison and $1.0 million year-to-date, while noninterest expense increased $406,000 for the quarter and $454,000 for the first six months of the year.

Net Interest Income

For the quarter and six months ended June 30, 2007, our net interest income declined $1.2 million and $2.0 million relative to the same periods last year.  The net effects of asset and liability repricing negatively impacted net interest income for both periods, while the contraction of earning asset levels reduced second quarter income, after resulting in improvement in the first quarter.  The following table illustrates the impacts to our net interest income from our level of earning assets and rate changes on our assets and liabilities, with the results attributable to asset levels classified as “volume” and the effect of asset and liability repricing labeled “rate.”

Rate/Volume Analysis

	Quarter Ended June 30, 2007 vs. June 30, 2006			Six Months Ended June 30, 2007 vs. June 30, 2006
	Increase/(Decrease) due to			Increase/(Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Total Investments	$(196)	$368	$172	$45	$8	$53
Total Loans	(791)	365	(426)	(870)	1,397	527
Total Interest Income	$(987)	$733	$(254)	$(825)	$1,405	$580

Interest Expense
Total Deposits	(193)	1,233	1,040	(103)	2,937	2,834
FHLB and Other	(848)	718	(130)	(1,532)	1,322	(210)
Total Interest Expense	$(1,041)	$1,951	$910	$(1,635)	$4,259	$2,624

Net Interest Income	$54	$(1,218)	$(1,164)	$810	$(2,854)	$(2,044)

Earning Asset Growth (Volume)

For the second quarter and first six months of 2007, declines in our levels of earning assets resulted in reductions of $987,000 and $825,000 in interest income relative to the same periods last year.  More than offsetting the second quarter and year-to-date reductions, however, were lower levels of interest expense resulting from the elimination of funding sources previously needed to accommodate asset levels.  Consequently, the net impacts of earning asset levels were an improvement in second-quarter net interest income of approximately $54,000 and a year-to-date improvement of $810,000 compared to the quarter and six months ended June 30, 2006.

Quarter Ending	Earning Assets	Net Loans (incl.LHFS)	Deposits
(Dollars in thousands)
June 30, 2006	$ 1,036,750	$ 919,418	$ 760,344
September 30, 2006	$ 1,034,332	$ 919,837	$ 774,914
December 31, 2006	$ 1,012,896	$ 897,436	$ 805,795
March 31, 2007	$ 995,058	$ 881,849	$ 771,659
June 30, 2007	$ 962,998	$ 878,490	$ 759,786

As can be seen in the table above, our loan portfolio and overall level of earning assets have exhibited declining trends over the last several quarters.

The decline observed in the loan portfolio during the first half of 2007 was disappointing and contrary to our expectation for loan growth of approximately $0 to $5 million in each of the first two quarters.  In the first six months of this year, we experienced declines in our income property, consumer, and residential construction loans.  On a positive note, our balances of business banking loans and single-family permanent loans ended the second quarter at levels higher than those observed at the 2006 year-end. Additionally, while consumer loan balances declined relative to the year-end, they did so largely as a result of high loan sales volumes, which totaled approximately $30 million in the first half of the year.  Were it not for these sales, growth would likely have been observed in this portfolio segment as well.

Further contributing to the decline in earning assets, the balance of our securities portfolio (including trading, available-for-sale, and held-to-maturity securities) totaled approximately $67 million as of June 30, 2007, down from its year-end and first-quarter 2007 levels of $95 million and nearly $97 million, respectively.  The portfolio contraction followed significant trading volumes and portfolio turnover resulting from our election to adopt early  SFAS 159.

Following the end of the first quarter, we sold several longer-maturity securities from the newly established trading portfolio, replaced the sold issues with approximately $34 million in shorter-term hybrid ARM securities, and began evaluating the potential risks and benefits of employing strategies to hedge against movements in the market value of the trading portfolio. In the first week of May, based on the earnings volatility presented by the new accounting treatment, we elected to proceed with a plan to reduce the volatility of the portfolio by reselling these recently purchased securities, leaving the portfolio at a much smaller size than that at which it began the quarter.

On the liabilities side of the balance sheet, our total deposit balances declined $46 million, or approximately 6% in the first half of the year, including $12 million in the second quarter.  Our non-maturity deposit balances rose nearly $17 million in the first half of the year, with $5 million occurring in the second quarter, while time deposits, including certificates issued through brokerage services, declined nearly $63 million, with $17 million occurring in the most recent quarter.  Brokered and other institutional certificates of deposit accounted for approximately $34 million of the year-to-date reduction.  The decrease in retail certificate balances occurred as we attempted to move away from offering rates competitive with the higher rates in the local market. While this has resulted in some of the more rate-sensitive depositors exiting the Bank for higher rates elsewhere, most of these funds have remained on our books at significantly lower costs to the Bank.

Asset Yields and Funding Costs (Rate)

Quarter Ended	Net Interest Margin
June 30, 2006	3.91%
September 30, 2006	3.94%
December 31, 2006	3.78%
March 31, 2007	3.73%
June 30, 2007	3.62%

The effects of interest rate movements and repricing on our loan portfolio accounted for $365,000 and $1.4 million in additional interest income relative to the second quarter and first half of last year.  Adjustable-rate loans, which reprice according to terms specified in our loan agreements with the borrowers, accounted for approximately 77% of our loan portfolio as of June 30, 2007, down from 80% at the 2006 year-end.  While most of the repricing of these loans occurs on an annual basis, a notable exception is those loans tied to the prime rate, which typically reprice within one or two days of any change in the Federal Funds target rate by the Federal Reserve.

On the liability side of the balance sheet, however, the effects of interest rate movements and repricing were more pronounced, increasing our interest expense on deposits and wholesale funding by nearly $2.0 million for the quarter and $4.3 million for the first six months of the year.

As a result, for the second quarter and first six months of 2007, the net effects of rate movements and repricing negatively impacted our net interest income by $1.2 million and $2.9 million relative to the same periods in the prior year, as the large volumes of maturing/repricing liabilities resulted in a greater increase in liability costs than was observed for asset yields.

Contrary to our expectations, we observed continued compression of our net interest margin in the second quarter of 2007.  In our first-quarter press release, we indicated that we expected to see modest improvement in our net interest margin, forecasting a second-quarter margin in the 3.80% to 3.85% range. This forecast had been based on the assumptions that we would experience no significant changes in our loan or deposit portfolios in the quarter, with estimated growth of $0 to $5 million for each. Instead, as previously noted, we have experienced substantial declines in both our loan and deposit portfolios in recent quarters, continuing through the second quarter of this year.

Noninterest Income

Relative to the second quarter of last year, our noninterest income rose $74,000, or approximately 4%, as increases in loan and securities sales and the resulting gains thereon were more than sufficient to offset a reduction in miscellaneous operating income and the negative impact of marking certain financial instruments to market under SFAS No. 159.

On a year-to-date basis, noninterest income increased by slightly more than $1 million as compared to the prior year, with loan sales being the most significant contributor to the additional income, followed by a positive year-to-date SFAS No. 159 impact and higher servicing fee income.

SFAS No. 157 and 159 Related Gains/(Losses)

Effective January 1, 2007, we elected early adoption of SFAS No. 157 and 159, which were issued in February 2007, and generally permit the mark-to-market of selected eligible financial instruments.  In our case, we elected to apply the standards to certain investments held in our securities portfolio and a $9 million long term debenture payable (trust preferred security).  With the early adoption, we recorded total pre-tax, SFAS No. 159-related, mark-to-market gains of $447,000 for the first quarter.  In the second quarter, however, we experienced net SFAS No. 159-related losses totaling $211,000 resulting primarily from adverse movements in the prices of our securities.  This net loss was offset by a $244,000 gain from a hedge position against those securities, which had been established in the second week of May.

Based on our observations of the portfolio and hedge over the course of the quarter, we elected to further reduce the size of the portfolio and unwind the hedge position.  Consequently, in early July we sold securities with market values totaling approximately $41 million and unwound the hedge position. Our net losses from those activities totaled $213,000.  At the present time, we do not anticipate conducting any further securities transactions.

Gains/(Losses) on Sales of Loans

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Gains/(Losses) on Sales:
Consumer	$746,000	$430,000	$1,679,000	$1,178,000
Residential	73,000	18,000	114,000	(2,000)
Commercial	54,000	106,000	53,000	134,000
Total Gains on Loan Sales	$873,000	$554,000	$1,846,000	$1,310,000

Loans Sold:
Consumer	$14,364,000	$10,028,000	$30,013,000	$23,043,000
Residential	20,920,000	13,717,000	31,798,000	23,113,000
Commercial	4,057,000	4,182,000	4,057,000	5,192,000
Total Loans Sold	$39,341,000	$27,927,000	$65,868,000	$51,348,000

Continuing the trend observed in the first quarter of this year, our second quarter gains on loan sales significantly exceeded those of 2006 based primarily on a substantial increase in sales of our consumer loans.  Following an increase of $217,000, or 29% in the first quarter of this year, gains on sales for the second quarter totaled $873,000, representing a 58% increase over the same period last year.

Following first quarter 2007 sales of nearly $16 million, second quarter consumer loan sales totaled more than $14 million, which was within the $12 million to $18 million range estimated in the outlook presented in our first-quarter 2007 press release.  Although current levels of loan production are consistent with what we have experienced in prior periods, we are seeing a softening in market demand for loan sales resulting from the issues affecting subprime lending. Whether or not loan sales in the third quarter will approximate prior quarters is unknown at this time.

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

Following an absence of commercial real estate loan sales in the first quarter of 2007, we sold participations in commercial real estate loans during the second quarter, though gains trailed their year-ago levels.  Commercial real estate loan transactions, particularly those that are candidates for sales of participations to other institutions, tend to be larger-dollar credits and unpredictable in their timing and frequency of occurrence. As a result, the volumes of commercial real estate loans sold, and gains thereon, can be expected to vary considerably from one quarter to the next depending on the timing of the loan and sales transactions.

Service Fee Income/(Expense)

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Consumer Loans	$431,000	$298,000	$892,000	$630,000
Commercial Loans	(36,000)	0	(62,000)	9,000
Residential Loans	4,000	2,000	6,000	(4,000)
Service Fee Income	$399,000	$300,000	$836,000	$635,000

Our servicing fee income rose 33% from the level earned in the second quarter of last year and 32% on a year-to-date basis, as servicing income from consumer loans serviced for other institutions increased in response to higher levels of loan sales.  Servicing fee income represents the net of servicing income received less the amortization of servicing assets, which are recorded when we sell loans from our portfolio to other investors. The values of these servicing assets are determined at the time of the sale using a valuation model that calculates the present value of future cash flows for the loans sold, including cash flows related to the servicing of the loans. The servicing asset is recorded based on fair value. The servicing rights are then amortized in proportion to, and over the period of, the estimated future servicing income.

For the second quarter and first six months of 2007, service fee income earned on consumer loans serviced for other investors exceeded that earned in the same periods of the prior year by 45% and 42%. This improvement was based on a significant increase in the balances of consumer loans serviced, which was in turn a product of the increased volume of loan sales in 2006 and the first half of 2007.

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

Fees on Deposits

Fee income earned on deposit accounts rose by $14,000, or 7%, compared to the second quarter of last year, and $20,000, or 5% on a year-to-date basis, based primarily on a higher level of checking account service charges.  This source of fee income has grown as we have continued our efforts to expand our base of business and consumer checking accounts.  A higher level of IRA service fees also contributed to the improvement.

Other Noninterest Income

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
ATM/Wire/Safe Deposit Fees	$96,000	$79,000	$184,000	$154,000
Late Charges	72,000	66,000	144,000	117,000
Loan Fee Income	182,000	155,000	399,000	250,000
Rental Income	189,000	186,000	357,000	343,000
Miscellaneous	207,000	523,000	280,000	587,000
Other Noninterest Income	$746,000	$1,009,000	$1,364,000	$1,451,000

Our noninterest income from sources other than those described earlier declined $263,000, or 26% for the quarter and $88,000, or 6% on a year-to-date basis relative to the same periods last year.  The decline, however, was primarily attributable to an extraordinary item, specifically the receipt of $400,000 in insurance proceeds from a key-man life insurance policy, in the second quarter of last year as opposed to any adverse changes in our 2007 operations.

We continued to observe growth in our ATM/Wire/Safe Deposit Fees, which totaled $96,000 for the quarter and $184,000 on a year-to-date basis, representing increases of 21% and 20% over the same periods last year.  Most of this growth is attributable to Visa and ATM fee income, which we expect to continue rising as checking accounts become a greater piece of our overall deposit mix.

Loan fee income increased compared to the prior year based on a higher level of non-deferred loan fees. These typically include fees collected in connection with loan modifications or extensions, non-conversion of construction loans to permanent mortgages, and letters of credit originated for commercial borrowers.  Further contributing to the additional income were quarterly and year-to-date increases of $6,000 and $37,000 in loan brokerage fees and $7,000 and $15,000 in loan prepayment fees relative to the prior year.

Noninterest Expense

Noninterest expense increased $406,000 for the second quarter, or 5% over the same period last year, and by $454,000, or 3% on a year-to-date basis.

Salaries and Employee Benefits Expense

Our personnel-related expenses remained well contained in the first half of 2007, increasing slightly more than 2% relative to the first six months of last year, as the majority of a 7% increase in compensation expense was offset by improvements across other expense categories.

For the quarter, salary expense increased 8% and commission and incentive compensation by 5% as total personnel expense increased by 3%.

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Salaries	$3,238,000	$2,994,000	$6,399,000	$5,966,000
Commissions and Incentives	663,000	634,000	1,189,000	1,174,000
Employment Taxes and Insurance	269,000	267,000	558,000	568,000
Temporary Office Help	72,000	59,000	150,000	154,000
Benefits	375,000	523,000	830,000	1,061,000
Total	$4,617,000	$4,477,000	$9,126,000	$8,923,000

The increase in overall personnel-related expenses was primarily attributable to salaries expense, which increased 8% and 7% relative to the second quarter and first six months of 2006.  For the quarter, Directors’ compensation increased $124,000 as compared to the same quarter last year, primarily as a result of a $100,000 payment to one of our directors for consulting services regarding the upcoming Washington Federal acquisition.  Also contributing to compensation expense was a retention bonus paid to the CFO for staying on past his retirement date.  On a year-to-date basis, the most significant contribution to salary costs came from regular compensation expense, which grew largely as a result of annual increases in staff salaries. The annual compensation adjustments take effect in April of each year and generally fall within a 2% to 4% range.  Further adding to the increase in salaries expense was a higher level of stock option compensation expense, which rose from $260,000 in the first half of 2006 to $326,000 this year.

In contrast to other categories, employee benefit expense declined significantly relative to the second quarter of last year, falling nearly $147,000, or 28%. The reduction was largely attributable to a decision to forego contributions to our 401K profit sharing plan and ESOP for the quarter.  By comparison, $105,000 and $189,000 was contributed in the second quarter and first half of 2006, while this year’s contributions were a recovery of $21,000 in the second quarter and an expense of $18,000 in the first half.

Occupancy Expense

Occupancy expense declined by $75,000 and $103,000, or more than 7% and 5%, compared to the second quarter and first half of last year, based on reductions across the various categories of occupancy expense.

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Rent	$70,000	$79,000	$140,000	$158,000
Utilities and Maintenance	178,000	198,000	406,000	402,000
Depreciation	486,000	518,000	947,000	1,028,000
Other Occupancy	234,000	248,000	457,000	465,000
Total Occupancy Expense	$968,000	$1,043,000	$1,950,000	$2,053,000

The reduction in rent expense was attributable to the closings of Income Property lending offices as well as the relocation of the West Seattle Banking Center from a leased space to a new building that we own, all of which occurred in 2006.

For the second quarter, depreciation expense declined $32,000, or 6% relative to the 2006 level, based on reductions in software, furniture, and other PC and network depreciation expense.  On a year-to-date basis, depreciation expense was down $80,000, or nearly 8%.  In the first quarter, depreciation expense declined $48,000 due to the correction of a booking error associated with the purchase of our Juanita Banking Center.  In that transaction, the value of the land had been included in the cost of the building and consequently depreciated based on the building’s amortization schedule.  As land is not depreciable, this error was corrected upon its discovery and resulted in a one-time $40,000 credit to depreciation for the quarter.

Credit Insurance

Credit insurance premium costs fell nearly 21% in the second quarter, and more than 14% on a year-to-date basis compared to the same periods in 2006. As we stated in our 2006 year-end press release, we expected that expenditures for credit insurance would decline over the course of 2007. The majority of credit insurance premiums is attributable to our sales finance loans, including both those loans retained in our portfolio as well as those loans serviced for other institutions.  In mid-2006, after evaluating our use of credit insurance, we concluded that the benefits of the insurance no longer outweighed the costs and chose to forego the insurance and assume the credit risk on future sales finance loan production.  Those loans insured prior to August 1, 2006 remain insured under their existing policies.  Additionally, some loans originated on or after August 1, 2006 were sold to institutional investors with insurance placed prior to sale and remain insured under the policy effective August 1, 2006.  All other loan volumes originated on or after August 1 have not been insured. To a much lesser extent, residential land loans and a small percentage of the consumer and income property loan portfolios are also insured. While these insured balances may continue to increase in future quarters, the premiums paid on these balances are sufficiently small relative to those paid on sales finance loans such that total premiums paid are still expected to decline.

Other Noninterest Expense

Other noninterest expense grew by $440,000, or 24% relative to the second quarter of 2006, and $490,000, or nearly 14% on a year-to-date basis with a number of unique and/or merger-related items contributing to the increase in the second quarter.

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Marketing and Investor Relations	$234,000	$268,000	$456,000	$520,000
Outside Services	344,000	255,000	526,000	423,000
Information Systems	257,000	226,000	499,000	430,000
Taxes	193,000	159,000	356,000	303,000
Legal	191,000	118,000	364,000	305,000
Other	1,057,000	810,000	1,894,000	1,624,000
Total	$2,276,000	$1,836,000	$4,095,000	$3,605,000

Expenditures on outside services increased $90,000 in the second quarter and $104,000 for the first half of 2007 as compared to the same periods in the prior year.  The increase in the second quarter’s expense was the result of a final $163,000 payment on a consulting service contract.

Legal fees grew by $73,000 in the second quarter and $59,000 for the first six months of the year, as approximately $46,000 in legal expenses related to the Washington Federal transaction were recognized during the second quarter of 2007.

Partially offsetting the overall increase in other noninterest expenses, our marketing and investor relations costs declined $34,000 for the quarter and $64,000 on a year-to-date basis relative to the same periods last year.

Other miscellaneous operating expenses rose significantly in the second quarter, totaling $247,000, or almost 31% more than in the same quarter last year.  On a year-to-date basis, these expenses increased $270,000, or nearly 17%.  Driving this increase were an additional $199,000 in charitable contributions and $159,000 in recruiting expenses compared to the second quarter of last year.  The increase in charitable contributions was the result of a $188,000 contribution to a local performing arts organization.  We had originally expected to make this contribution in several installments over time, but given the pending merger with Washington Federal Savings, we elected to go ahead and lump-sum the remaining contribution.  The unusually high level of recruiting expense resulted from the use of employment services in connection with our search for a new CFO, as well as the hiring of a new business banking officer, income property lending officer and production assistant, treasury management officer, as well as various other personnel including accounting and IS staff.

FINANCIAL CONDITION

Assets

Because of a decline in security and loan portfolio balances, our assets totaled $1.029 billion at June 30, 2007, down from $1.057 billion at the start of the quarter and representing a decline of approximately 5% from the $1.079 billion 2006 year-end level.  The reduction in the securities portfolio was an indirect result of our decision to elect early adoption of SFAS 159, while the decline in the loan portfolio was attributable to a substantial reduction in loan originations relative to the previous year combined with continued high levels of loan payoffs and sales.

Securities

Following significant trading volumes and portfolio turnover resulting from our election to early adopt SFAS 159, the balance of our securities portfolio (including trading, available-for-sale, and held-to-maturity securities) totaled approximately $67 million as of June 30, 2007, down from its year-end and first-quarter 2007 levels of $95 million and nearly $97 million.

Following the end of the first quarter, we sold several longer-maturity securities from the newly established trading portfolio, replaced the sold issues with approximately $34 million in shorter-term hybrid ARM securities, and began evaluating the potential risks and benefits of employing strategies to hedge against movements in the market value of the trading portfolio. In the first week of May, based on the earnings volatility presented by the new accounting treatment, we elected to proceed with a plan to reduce the volatility of the portfolio by reselling our recently purchased securities in the secondary market and utilizing an interest rate swap to partially hedge against movements in the market value of the remaining trading portfolio.  Based on our observations of the portfolio and hedge over the remainder of the quarter, we elected to further reduce the size of the portfolio and unwind the hedge position.  Consequently, in early July we sold additional securities with market values totaling approximately $41 million and unwound the hedge position.  These securities were seasoned hybrid ARM securities and two FHLB agency bullet securities that had been moved from the available-for-sale or held-to-maturity category to the trading portfolio at the time of our SFAS 159 adoption.  At the present time, we do not anticipate conducting any further significant securities transactions.

Any investment security purchased is classified in one of the following categories: 1) trading, 2) available-for-sale, or 3) held-to-maturity. Prior to our early adoption of SFAS 159, the majority of the securities in our present portfolio had been classified as available-for-sale, while no securities were classified in the trading category. Available-for-sale securities are reviewed regularly, and any unrealized gains or losses are recorded in comprehensive income in the shareholders’ equity account. In contrast, any change in market value of trading securities during the period is reflected in current period income. Generally, falling interest rates will increase the market values of securities, thus enhancing the amounts recorded as gains or reducing losses, while rising rates will have the opposite effect. The passage of time partially counteracts these interest rate effects, as the unrealized gain or loss on a given security will gradually decline to zero as the security approaches its maturity date.

Loans

Loans receivable, excluding loans held-for-sale, declined approximately $4 million for the quarter and $27 million in the first six months of the year, to less than $867 million at June 30, 2007. The drop in the loan portfolio is partly attributable to a decrease in loan originations which fell to $128 million and $223 million compared to $158 million and $280 million in the second quarter and first half of last year.  In addition to the decline in originations, the loan portfolio was impacted by a combination of continued high prepayment speeds and significant volumes of loan sales.

Portfolio Composition	June 30, 2007	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Single Family Residential	$261,699	$256,583	$254,374
Income Property	220,056	234,527	248,100
Business Banking	164,151	153,552	144,771
Commercial Construction	47,864	40,944	47,153
Single Family Construction
Spec Construction	29,146	29,043	31,315
Custom Construction	49,129	62,482	70,541
Consumer	94,813	93,576	97,177
Total	$866,858	$870,707	$893,431

The decrease observed in the loan portfolio during the first and second quarters was disappointing and contrary to our expectation for flat to modest growth for each quarter. In each of the last two quarters we have experienced significant declines in our income property and custom construction loan portfolios.

While our total loan portfolio experienced a decline over the last two quarters, respectable growth occurred in our business banking loan portfolio.  This segment has been very successful in building earning assets in recent years, and is looked to as a key contributor to asset growth going forward.  More modest loan growth was also observed in our residential lending permanent loan portfolio.  The single family residential loans held in our portfolio are typically non-conforming loans that do not meet the requirements for resale in the secondary market, but generally offer higher yields than conforming residential mortgages and are still considered eligible collateral for borrowing from the FHLB. Additionally, while consumer loan balances declined relative to the year-end, they did so largely as a result of loan sales totaling more than $14 million in the second quarter and $30 million in the first half of the year.  Were it not for these sales, growth would likely have been observed in this portfolio segment as well.

Income property loans, which consist of mortgages on investor-owned commercial real estate and multifamily properties, have demonstrated a gradual downward trend in recent years.  This decline has been largely the result of lower originations of loans, along with a high level of prepayments, which we attribute to a combination of increased competition from other lenders, including conduit programs, and a flat-to-inverted yield curve.  The flattening of the yield curve reduced the rate differential between short- and long-term financing costs and provided a financial incentive for borrowers to select longer-term, fixed-rate loans as opposed to short-term or adjustable-rate financing.  As we have historically been an originator of short-term and adjustable-rate loans, this has impacted us in two ways.  First, as prospective buyers sought loans with terms that fell outside of our typical underwriting structures, our originations of permanent multifamily and commercial real estate loans declined.  Second, with the yield curve providing borrowers with a financial incentive to refinance adjustable-rate loans, which make up the majority of our loan portfolio, with longer-term, fixed-rate debt, the prepayment rates on our income property portfolio remained at relatively high levels.  Increased competition among lenders in our local market accelerated both the decline in new loans as well as portfolio payoffs, as the competition frequently resulted in lenders offering prospective borrowers new loan commitments or existing borrowers the opportunity to refinance at lower margins than we would consider appropriate for the risks presented by the credits.

Servicing Assets

Servicing assets represent the deferred servicing rights generated from sales of loans that are sold servicing retained, reduced by the amortization and prepayments of those loans, as well as any impairment charges that may occur. While our servicing assets have not and do not represent a significant percentage of our total assets, this area has grown with high volumes of loan sales.

Servicing Assets	June 30, 2007	March 31, 2007	December 31, 2006
Commercial	$114,000	$165,000	$224,000
Residential	72,000	57,000	63,000
Consumer	4,798,000	4,386,000	3,724,000
Total	$4,984,000	$4,608,000	$4,011,000

Loan Balances Serviced for Others	$154,199,000	$150,437,000	$155,025,000

As a result of the more than $14 million in consumer loan sales during the quarter, and $30 million in the first half of the year, our servicing assets related to consumer loans increased $412,000, or approximately 9% during the second quarter, and $1.1 million, or 29% over the first six months of 2007.

Servicing assets related to commercial loans continued to decline as some existing commercial loan pools were paid off in the second quarter of 2007.  These payoffs required us to immediately write off the remaining servicing assets associated with these credits.

Residential loans are generally sold servicing released.  Consequently, no servicing assets are recognized following the vast majority of residential loan sales.

Deposits and Borrowings

Through the first half of the year, our total deposit balances fell $46 million, or approximately 6% from their year-end level, including $12 million in the second quarter. Non-maturity deposit balances, however, rose nearly $17 million, with $5 million occurring in the second quarter. Time deposits, including certificates issued through brokerage services, declined nearly $63 million, with a $17 million decrease occurring in the most recent quarter.  Brokered and other institutional certificates of deposit accounted for approximately $34 million of the year-to-date reduction.

The growth of checking and money market accounts typically helps us reduce our overall cost of funds. Consequently, we consider the growth of these types of account types to be an important part of our funding strategy. To encourage this growth, we actively monitor the products and rates offered by our competition in the local market and develop new products and/or offer aggressive rates to attract new balances in the most cost-effective manner possible.

The decrease in retail certificate balances occurred as we attempted to move away from offering rates competitive with the higher rates in the local market. While this has resulted in some of the more rate-sensitive depositors exiting the Bank for higher rates elsewhere, most of those deposits have remained on our books at significantly lower costs to the Bank.

Our preferred supplemental funding mechanism is borrowing funds from the Federal Home Loan Bank of Seattle (FHLB).  With the reduction in assets exceeding the decline in deposit balances, we experienced a modest decrease in our FHLB advances to $163 million at the end of the second quarter, compared to $178 million at the end of the first quarter of 2007 and $172 million at the 2006 year-end.  As of June 30, 2007, we had the authority to borrow up to approximately $412 million from the FHLB, subject to maintaining a sufficient level of eligible collateral.

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

The provisions for the second quarter and first six months of 2007 totaled $86,000 and $238,000 compared to provisions of $135,000 and $206,000 in the same periods last year.  The reduction in the second quarter provision was prompted by the decline in our loan portfolio over the course of the quarter and continued high sales volumes of our sales finance loans, which typically account for the majority of charged-off loan balances.

Nonperforming assets, both in terms of balances and as a percentage of total assets, were little changed from the $3.5 million and 0.32% observed at the 2006 year-end, totaling $3.5 million and 0.34% at the end of the second quarter.  While this level of nonperforming assets remains at the high end of our historical experience, it remains below industry standards.  Noted below are the ratios from 1998 and the comparative industry ratios.

Year	First Mutual Bank	FDIC Insured Commercial Banks
1998	0.07%	0.65%
1999	0.06%	0.63%
2000	0.38%	0.74%
2001	0.08%	0.92%
2002	0.28%	0.94%
2003	0.06%	0.77%
2004	0.10%	0.55%
2005	0.08%	0.48%
2006	0.32%	0.51%
Second Quarter 2007	0.34%	N/A

Including a $205,000 liability for unfunded commitments, our reserve for loan losses totaled approximately $10.0 million at June 30, 2007, down from $10.1 million at the 2006 year-end.  At this level, the allowance for loan losses represented 1.12% of gross loans at June 30, 2007, compared to 1.11% at the 2006 year-end.

Non-Performing Assets

Our exposure to non-performing assets as of June 30, 2007 was:

Two single-family residential loans in the Oregon market. No anticipated loss.	$1,451,000
One mobile-home park loan in Oregon.  No anticipated loss.
Two single-family residential loans in Washington. No anticipated loss.
Two custom construction loans in Oregon market.  Impairment charges taken in 2006.  No further losses anticipated.
732,000 574,000 240,000
One single-family residential loan in the Puget Sound market. No anticipated loss.	166,000
One land loan in Western Wa. No anticipated loss.	86,000
Nineteen consumer loans. Full recovery expected from insurance claims. One lease pool. No anticipated loss. Five consumer loans. Possible loss of $38,000.	77,000 56,000 38,000
Eleven insured consumer loans that have exceeded the credit insurance limit. Possible loss of $35,000.	35,000
Eight consumer loans. No anticipated loss.	27,000
Total Non-Performing Assets	$3,482,000

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

To better reflect how we manage the Bank, we have changed our business segments as follows:

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

In moving the banking centers, our primary source of funds generation, from an allocated overhead category to an operating segment, it became necessary to implement a new process for transferring funds from our funds-generating operations to the users of such funds.  The objective of the funds transfer process is to isolate the true profit contribution of each side of the balance sheet.  Prior to 2007, the profitability of the funds-generating operations, such as the banking centers, was defined as break-even with the lending segments collectively compensating the funds-generating operations such that this result was achieved.  Under the new methodology, the rates at which funds are transferred between the generators and users of funds are based on market rates of interest.  The profitability of the business segments, including retail banking, then varies depending on the actual rates earned on assets and paid on liabilities as well as expenses incurred in the segments’ operations.  To assist in tracking and evaluating the profitability of such funds transfers, we now utilize four line items in determining each segment’s net interest income:

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

•
Sales Finance Lending – Sales Finance generates indirect unsecured consumer loans in connection with home improvement projects.  A large percentage of this segment’s loan volume is sold into the secondary market on a servicing-retained basis, meaning we continue to process payments and service the loan following the sale.

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

Retail Banking

	Quarter Ended		Six Months Ended
	Net Income/(Loss)	Return on Equity	Net Income/(Loss)	Return on Equity
June 30, 2005	$(347,000)	(9.64%)	$(685,000)	(9.94%)
June 30, 2006	$676,000	20.27%	$1,067,000	15.78%
June 30, 2007	$(235,000)	(5.78%)	$(329,000)	(4.20%)

Second quarter and year-to-date net income for our Retail Banking segment declined $911,000 and $1.4 million relative to the prior year based on a sharp reduction in net interest income, as rates paid on deposits continued to increase while market rates of interest, and thus the rates at which the retail operations are credited for their deposits, remained comparatively stable over the last four quarters.

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

Relative to the second quarter of last year, the segment’s transferable funding sources (deposit balances) increased approximately $13.6 million, or 2%, totaling $674 million at the quarter-end.  Combined with the movements in market rates of interest, at which these funds are transferred to our lending units, the Retail segment’s interest income from funding sources rose only $173,000, or 2%, from its second quarter 2006 level.  Year-to-date results were slightly better, with income from funding sources rising $781,000, or more than 4%, compared to the first half of 2006.  Other interest income for the segment, which consists of interest received on home equity, personal, and small business loans and lines, totaled $892,000 for the quarter, up $34,000 from the same period last year.

By comparison, the interest paid on deposits rose more than $1.1 million for the second quarter and $2.5 million for the first half of the year, as competition in the local marketplace continued to keep retail deposit rates high.  As a result, the segment’s net interest income declined $931,000 relative to the second quarter and $1.7 million compared to the first half of last year.

Both noninterest income and noninterest expense for the segment were relatively little changed relative to the prior year.  Noninterest income declined $85,000 over the first half of the year, while noninterest expense increased $468,000, or approximately 7% over the first six months of 2006.  The increase in operating expense was attributable to both growth among ordinary expenses, such as salary expense, which increases each year as a result of annual increases in staff salaries, as well as allocations of the unusual expenses incurred in the quarter, which were described in the “Noninterest Expense” section.  These expenses, which were allocated to the various business segments, included $175,000 in legal and other fees related to the Washington Federal transaction, a $158,000 retention bonus to our CFO for remaining with the Bank past his retirement date, $163,000 in expenditures for the payoff of a contract for an outside operations consultant, and a charitable contribution in the amount of $188,000.

Sales Finance

	Quarter Ended		Six Months Ended
	Net Income	Return on Equity	Net Income	Return on Equity
June 30, 2005	$145,000	10.42%	$511,000	20.27%
June 30, 2006	$232,000	16.64%	$622,000	22.23%
June 30, 2007	$54,000	3.88%	$389,000	14.25%

Net income for our Sales Finance segment declined $178,000, or approximately 77%, from the level earned in the second quarter of 2006, and $233,000, or 38%, from the level in the first half of last year, as significant increases in noninterest income, particularly gains on loan sales, were insufficient to offset a reduction in net interest income and increase in the loan loss provision.

The Sales Finance segment’s quarter-end earning assets declined significantly relative to the prior year level because of a substantial increase in the level of loan sales relative to prior years.  Loan sales of more than $14 million in the second quarter and $30 million in the first half of this year exceeded the $10 million and $23 million sold in the same periods last year.  With these sales, and resulting decline in earning assets, the segment’s second quarter and year-to-date interest income fell 24% and 22% relative to the prior year.  While the lower level of earning assets also reduced the segment’s funding requirement, and consequently its interest expense, the 18% and 15% reductions for the second quarter and first half funding costs offset only a portion of the lost interest income.  As a result, the segment’s net interest income declined $288,000 and $599,000, or 30% and 31% from the second quarter and first half 2006 levels.  With the segment’s second quarter loan loss provision increasing $338,000 relative to the prior year, net interest income after the loan loss provision declined $626,000, or 62%.  On a year-to-date basis, net interest income after provision was down $1.1 million, or 54%.  The increase in the loan loss provision relative to the prior year was related to the insured loan pools for years 2002-2003 and 2003-2004 reaching their 10% coverage limits.  In relation to probable losses inherent in those pools, we have increased the segment’s loan loss provision.

While the increased level of loan sales over the last five quarters has negatively impacted the segment’s net interest income, it has contributed to improvements in noninterest income, which rose $404,000 and $731,000 relative to the second quarter and first six months of last year.  The increase was attributable to additional gains on loan sales, which rose from $430,000 and $1.2 million in the second quarter and first half of 2006 to $746,000 and $1.7 million this year, as well as service fee income, which increased from $298,000 and $630,000 in 2006 to $431,000 and $892,000 this year.

The segment’s noninterest expense remained well contained relative to the second quarter of last year, increasing $47,000 or approximately 3% compared to the second quarter of 2006, and only $11,000, or less than 1% on a year-to-date basis.  The modest rate of increase was partly attributable to a reduction in credit insurance premiums. As we stated in our 2006 year-end press release, after evaluating our use of credit insurance, we concluded that the benefits of the insurance no longer outweighed the costs and chose to forego the insurance and assume the credit risk on future sales finance loan production.  Consequently, it was our expectation that expenditures for credit insurance would decline in 2007.  Those loans insured prior to August 1,

2006 remain insured under their existing policies, and some loans originated on or after August 1, 2006 were sold to institutional investors with insurance placed prior to sale and remain insured under the policy effective August 1, 2006.

Residential Lending

	Quarter Ended		Six Months Ended
	Net Income	Return on Equity	Net Income	Return on Equity
June 30, 2005	$777,000	28.97%	$1,423,000	28.66%
June 30, 2006	$550,000	19.61%	$1,293,000	23.27%
June 30, 2007	$661,000	20.16%	$1,432,000	21.81%

The Residential Lending segment’s net income for the second quarter totaled $661,000, representing a 20% increase over the same period last year, based on a reduction in the segment’s provision for loan losses.  On a year-to-date basis, net income rose by nearly 11% as a result of a lower provision as well as modest improvements in net interest and noninterest income - - which were partly offset by higher noninterest expenses.

While the Residential segment has been one of the largest contributors to our earning asset growth in recent years, the segment’s earning assets dropped relative to their level as of June 30, 2006, falling $11 million, or approximately 3%, as a slowdown in residential lending resulted in a substantial reduction in both the number of loans originated and the portfolio balances. Based on the reduction in assets, and taking into account any repricing effects resulting from movements of interest rate indexes from which the loan rates are set, interest income earned on the portfolio declined nearly 4% relative to the second quarter of last year.  The segment’s funding costs and resulting net interest income also fell approximately 4% and 3% relative to the second quarter of 2006.  For the year-to-date period, interest income, funding costs, and the resulting net interest income each rose by approximately 1%.  The segment’s provision for loan loss declined $236,000 from the second quarter 2006 level based on recoveries of $198,000 in the second quarter and no new charged-off balances.

For the quarter and six months ended June 30, 2007, the Residential Lending segment’s noninterest income rose $20,000 and $141,000, respectively, compared to the same periods last year, based largely on additional loan fee income and gains on loan sales.  Loan fee income increased relative to the prior year based on a higher level of fees collected in connection with loan modifications or extensions, and non-conversion of construction loans to permanent mortgages.  Gains on residential loan sales fluctuate from quarter to quarter, and typically result in modest gains or even slight losses when interest rates are rising quickly.  We believe the construction phase to be the most profitable facet of residential lending and the primary objective in a residential lending relationship.  Following the construction process, our practice is to retain in our portfolio those residential mortgages that we consider to be beneficial to the Bank, but to sell those that we consider less attractive assets.

The Residential segment’s noninterest expense increased $21,000, or 2% for the quarter, and $131,000, or 6% through the first six months of the year, partially offsetting the quarter’s income growth over the same period last year.  A reduction in the amount of loan origination expenses eligible for deferral and amortization contributed significantly to the increase relative to last year.

In accordance with current accounting standards, certain loan origination costs, including some salary expenses tied to loan origination, are deferred and amortized over the life of each loan originated, rather than expensed in the current period.  Expenses are then reported in the financial statements net of these deferrals.  The amount of expense subject to deferral and amortization can vary from one period to the next based upon the number of loans originated, the mix of loan types, and year-to-year changes in “standard loan costs”.   In this instance, both the number of loans originated by our Residential lending area in the first half of 2007 as well as the deferred costs associated with each origination declined relative to the prior year.  This resulted in a higher level of expense being recognized in the current period.

Business Banking Lending

	Quarter Ended		Six Months Ended
	Net Income	Return on Equity	Net Income	Return on Equity
June 30, 2005	$333,000	17.78%	$570,000	16.09%
June 30, 2006	$283,000	11.11%	$439,000	10.17%
June 30, 2007	$375,000	11.14%	$673,000	10.77%

With earning assets totaling more than $162 million for the second quarter of 2007, an increase of 12% over the prior year level and the only asset growth among the lending segments, Business Banking’s interest income grew $608,000 and $1.2 million, or 24% and 26% over the levels earned in the second quarter and first half of 2006.  Additionally, with deposit growth of nearly $26 million, or approximately 64%, compared to June 30, 2006, income credited for funding sources rose $312,000 and $636,000 over the prior year.  Partially offsetting these improvements, however, were an additional $771,000 and $1.6 million in funding costs for the quarter and six months, respectively. Taking all of these into account, the Business Banking segment’s second quarter and six month net interest income after provision for loan losses rose $176,000 and $310,000, or 14% and 13%, over the same periods last year.

For the quarter and six months ended June 30, 2007, the Business Banking segment’s noninterest income declined $171,000 and $154,000 relative to prior year levels.  This reduction was largely attributable to changes in the valuations of interest rate derivatives utilized by the segment to hedge interest rate risk on longer-term, fixed-rate commercial real estate loans.  These derivatives were structured such that a gain on any given derivative would be matched against a comparable loss on a second, corresponding derivative, resulting in minimal net impact to the Bank’s earnings.  Whereas changes in the values of these instruments contributed $50,000 to noninterest income in the first six months of the prior year, the impact through the first six months of 2007 was a reduction to noninterest income of approximately $105,000.  That loss was essentially matched by a $108,000 reduction in noninterest expense resulting from market value changes in corresponding derivatives.

Taking into account the $158,000 reduction in noninterest expense attributable to the changes in derivative values, $50,000 in expense in 2006 versus a reduction of $108,000 in 2007, the segment’s noninterest expense declined $135,000 and $195,000 relative to the second quarter and first six months of 2006.  Also worth noting is that under the new method of presenting our business segments, the business banking segment no longer faces significant increases in allocated overhead expenses as a result of deposit growth.  Under the previous method of segmenting our business lines, our banking centers were deemed to be overhead cost centers rather than an operating segment, and consequently all income and expenses associated with the banking centers was allocated among the four lending units.  Consequently, the Business Banking segment’s deposit growth in prior years resulted in increasing allocations of banking center-related expense, which frequently negated the benefit of the additional deposits.  With the banking centers now included in the Retail Banking segment, the Business Banking and other lending segments are no longer subject to allocations of banking center expense.  Similarly, the lending segments no longer receive the benefit of funds generated by the banking centers at below-market rates of interest.  The segment results for 2005 and 2006 have been restated to reflect this methodology consistently throughout the three years presented here.

Income Property Lending

	Quarter Ended		Six Months Ended
	Net Income	Return on Equity	Net Income	Return on Equity
June 30, 2005	$1,346,000	22.26%	$2,759,000	22.85%
June 30, 2006	$1,074,000	19.74%	$1,983,000	18.40%
June 30, 2007	$990,000	16.54%	$2,235,000	18.72%

The Income Property segment’s second quarter net income declined $84,000, or 8% relative to the same quarter last year, as growth in net interest income was more than offset by falling noninterest income and rising noninterest expense.  On a year-to-date basis, net income rose $252,000, or 13%, as the growth in net interest income was more than sufficient to offset the falling noninterest income and rising noninterest expense over that timeframe.

Compared to the prior year, the segment’s net interest income after provision for loan loss grew $116,000 and $574,000, or 5% and 13%, for the quarter and six months ended June 30.  For the quarter, the improvement was the result of interest income from earning assets falling by a lesser amount than did interest expense on funding sources.  On a year-to-date basis, not only did the segment’s funding costs decline, but interest income actually increased by $100,000 relative to the first six months of last year.  The provision for loan loss declined $42,000 and $140,000 compared to the second quarter and first half of 2006, due in large part to a continued decline in portfolio balances.

The Income Property segment’s decrease in earning assets during the first half of 2007 continued a trend observed over the last couple of years, and is primarily a product of declining originations of permanent multifamily and commercial real estate loans, combined with a high level of prepayments on the loan portfolio, which we attribute to a combination of increased competition from other lenders and the flat yield curve.  Increased competition from conduit lenders as well as lenders in our local market accelerated both the drop in new volumes as well as portfolio payoffs, as the competition frequently resulted in lenders offering prospective borrowers new loan commitments, or existing borrowers the opportunity to refinance, at unusually low margins.  The flat yield curve, which has resulted from a number of increases in short-term interest rates, has reduced the rate differential between short- and long-term financing costs and provided a financial incentive for borrowers to select longer-term, fixed-rate loans as opposed to adjustable-rate financing.  As we have historically been an originator of short-term and adjustable-rate loans, this impacted us in two ways.  First, as prospective borrowers sought loans with terms that fell outside of our typical underwriting structures, our originations of permanent multifamily and commercial real estate loans declined.  Second, with the yield curve providing borrowers with a financial incentive to refinance adjustable-rate loans, which make up the majority of our loan portfolio, with longer-term, fixed-rate debt, the prepayment rates on our Income Property portfolio remained at relatively high levels.

Noninterest income for the Income Property segment declined $169,000 relative to both the second quarter and first half of last year, based on the combination of an unusual event last year and a negative impact from servicing asset write-offs this year.  In the second quarter of 2006, the segment recognized an unusually high level of noninterest income as a result of an allocation of insurance proceeds received from a key-man life insurance policy.  Additionally, the current quarter results were negatively impacted by the payoffs of loan participation balances sold to and serviced for other institutional investors.  As these loans were paid off, we were forced to immediately write-off the related servicing assets, which negatively impacted the quarter’s noninterest income.

The segment’s noninterest expense increased modestly, rising $71,000 for the quarter and only $39,000 on a year-to-date basis compared to the same periods in 2006.  As noted above, the Income Property segment has seen its earning asset balances decline over the last couple of years, and as a result, the segment has become a smaller component of our overall asset mix.  Consequently, for a number of different administrative and overhead expenses that we allocate out to the business segments, such as accounting and information systems related costs, the percentages allocated to other business lines has tended to increase, thus reducing the percentage allocated to the Income Property segment.

Investment and Treasury

	Quarter Ended		Six Months Ended
	Net Income/(Loss)	Return on Equity	Net Income	Return on Equity
June 30, 2005	$264,000	47.25%	$524,000	47.57%
June 30, 2006	$(103,000)	(25.65%)	$22,000	2.47%
June 30, 2007	$(88,000)	(25.23%)	$72,000	8.67%

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

For the second quarter and first half of 2007, the segment posted net interest losses of $242,000 and $415,000, compared to a loss of $136,000 in the second quarter and net interest income of $74,000 for the first six months of last year.  In the past, the cost of funding the securities portfolio exceeded its yield, while the FHLB advances and brokered deposits originated by the segment were “sold” to the lending units at rates exceeding the cost of those funding sources.  In the second quarter of 2007, however, the securities portfolio moved into a profitable position, though not sufficiently so to achieve profitability on a year-to-date basis, while the funding sources became modestly unprofitable, resulting in the net interest loss.

Noninterest income for the segment, which had been virtually nonexistent prior to this year, totaled $132,000 and $563,000 for the second quarter and first six months of 2007, largely as a result of our early adoption of SFAS 157 and 159, effective January 1, 2007. SFAS 159, which was issued in February 2007, generally permits the mark-to-market of selected eligible financial instruments.  In the case of our early adoption, SFAS 159-related gains on affected instruments totaled $236,000 through the first six months of the year.  Additionally, we recognized $116,000 in gains on securities sales during the second quarter.

The segment’s noninterest expense is virtually immaterial, totaling $33,000 for the second quarter and $56,000 for the first half of 2007, both comparable to the prior year levels, and represents allocations of accounting and administrative overhead costs associated with the management of the portfolio.

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Loan Originations (disbursed)	$(128,000)	$(158,000)	$(223,000)	$(280,000)
Increase/(Decrease) in Undisbursed Loan Proceeds	0	3,000	(17,000)	(2,000)
Security Purchases	(37,000)	0	(42,000)	(7,000)
Total Originations and Purchases	$(165,000)	$(155,000)	$(282,000)	$(289,000)

Loan and Security Repayments	$101,000	$105,000	$206,000	$217,000
Sales of Securities	59,000	0	58,000	0
Sales of Loans	39,000	28,000	66,000	51,000
Total Repayments and Sales	$199,000	$133,000	$330,000	$268,000

Net Difference	$34,000	$(22,000)	$48,000	$(21,000)

Loan and security sales and repayments, our primary sources of funding, are heavily influenced by trends in mortgage rates. When rates trend downward, our prepayment speeds typically increase as borrowers refinance their loans at lower interest rates. Conversely, as rates move upwards, prepayments will generally tend to slow, as fewer borrowers will have a financial incentive to refinance their loans. The loan portfolio, excluding loans sold into the secondary market and spec construction loans, experienced an annualized prepayment rate of 36% in the first half of 2007, comparable to the 38% and 39% rates observed for the first half of 2006 and fiscal year 2006, respectively.

We believe the flat-to-inverted shape of the yield curve that has persisted since mid-2005 to the present time likely contributed to the continued high level of prepayments, as the rate differential between short- and long-term financing diminished and reduced the financial incentive for borrowers to use shorter-term, adjustable-rate financing rather than longer-term fixed rate loans.

This, in turn, provides borrowers holding short-term or adjustable-rate loans, which represent the majority of our loan portfolio, with an incentive to refinance with long-term fixed-rate loans.

Our preferred method of funding the net difference between originations/purchases and repayments/sales is with deposits. To the extent that deposit growth is insufficient to fully fund the difference, we may rely on wholesale funding sources including, but not limited to FHLB advances, brokered certificates of deposit, and reverse repurchase agreements. During the second quarters and first halves of 2006 and 2007, changes in funds from deposits and borrowings were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Deposits	$(12,000)	$(23,000)	$(46,000)	$(37,600)
Borrowings	(15,000)	41,000	(8,000)	23,000
Total	$(27,000)	$18,000	$(54,000)	$23,000

Through the first half of the year, our total deposit balances fell $46 million, or approximately 6% from their year-end level, including $12 million in the second quarter. Non-maturity deposit balances, however, rose nearly $17 million, with $5 million occurring in the second quarter. Time deposits, including certificates issued through brokerage services, declined nearly $63 million, with a $17 million decrease occurring in the most recent quarter.  Brokered and other institutional certificates of deposit accounted for approximately $39 million of the year-to-date reduction.

The inflows and outflows of deposits vary from period to period, and our ability to raise liquidity from this source is dependent on our effectiveness in competing with other financial institutions in our local market. That competition tends to focus on rate and service. Although we control the quality of service that we provide, we have no control over the prevailing rates in our marketplace.

Our other major source of liquidity is wholesale funds, which include borrowings from the FHLB, brokered deposits, reverse repurchase agreements, and a revolving line of credit at the Holding Company level. The most utilized wholesale funding source is FHLB advances, which totaled $163 million at the end of the second quarter, down slightly from $172 million at the 2006 year-end. Our credit line with the FHLB is reviewed annually, and our maximum allowable borrowing level is currently set at 40% of assets, or $412 million based on assets as of June 30, 2007. As a percentage of quarter-end assets, our FHLB borrowings totaled approximately 16% at both June 30, 2007 as well as the 2006 year-end. Potential risks associated with this funding source include the reduction or non-renewal of the line and insufficient collateral to utilize the line. We attempt to mitigate the risk of non-renewal by maintaining the credit quality of our loans and securities and attending to the quality and consistency of our earnings.

The potential risk of not holding enough collateral to fully utilize our available FHLB advances is monitored to ensure that ample collateral is available to meet our funding needs. Our two principal sources of preferred collateral are single-family residential and multifamily loans. Because single-family lending has exhibited significant growth in recent years, we are encouraged that this business line will be able to provide sufficient collateral to meet our FHLB borrowing requirements.

Brokered deposits, which are included in the deposit totals, amounted to $14 million as of June 30, 2007, compared to $47 million as of the 2006 year-end.  While the rates on these deposits are typically very comparable to those of FHLB advances, at various times in late 2005 and throughout 2006, the rates on brokered deposits fell below those of similar term FHLB advances.  At such times, and subject to our funding needs, we elected to increase our use of this funding source and routinely issued brokered deposits to replace maturing FHLB advances.  As of June 30, 2007, brokered deposits represented 1.8% of total deposits compared to 5.9% at the 2006 year-end. Our internal policy limits restrict our total usage of brokered certificates to no more than 10% of total deposits.

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

In addition to using liquidity to fund loans and securities, we routinely invest in facilities and equipment. In the second quarter and first half of 2007 we invested $226,000 and $817,000 in these assets, down from $1.3 million and $2.7 million in the same periods in 2006, as most of our major capital projects were completed by the end of last year.

CAPITAL

The FDIC’s statutory framework for capital requirements establishes five categories of capital strength, ranging from a high of well capitalized to a low of critically under-capitalized.  An institution’s category depends upon its capital level in relation to relevant capital measures, including a risk-based capital measure, a leverage capital measure, and certain other factors.  At June 30, 2007, we exceeded the capital levels required to meet the definition of a well-capitalized institution:

	Actual	Minimum for Capital Adequacy Purposes	Minimum to be Categorized as “Well Capitalized” Under Prompt Corrective Action Provisions

Total capital (to risk-weighted assets):
First Mutual Bancshares, Inc.	12.65%	8.00%	N/A
First Mutual Bank	12.92	8.00	10.00%

Tier I capital (to risk-weighted assets):
First Mutual Bancshares, Inc.	11.40	4.00	N/A
First Mutual Bank	11.67	4.00	6.00

Tier I capital (to average assets):
First Mutual Bancshares, Inc.	8.76	4.00	N/A
First Mutual Bank	8.97	4.00	5.00

SUBSEQUENT EVENTS

Merger with Washington Federal
On July 2, 2007 we announced the signing of a definitive merger agreement. The merger agreement calls for the merger of First Mutual with and into the Company, followed by the merger of First Mutual Bank into the Company’s wholly owned subsidiary, Washington Federal Savings, in a stock and cash transaction valued at approximately $189.8 million. After consummation of the merger, the combined Company will have 148 offices in eight western states with total assets of approximately $11 billion and total deposits of approximately $6.8 billion.

Securities
Based on our observations of the portfolio and hedge over the course of the quarter, we elected to further reduce the size of the portfolio and unwind the hedge position.  Consequently, in early July we sold securities with market values totaling approximately $41 million and unwound the hedge position. Our net losses from those activities totaled $213,000.  At the present time, we do not anticipate conducting any further securities transactions.

Trust Preferred Securities
In June of 2002, we issued our first Trust Preferred Security (TPS) in the amount of $9 million with an interest rate adjustable on a quarterly basis.  At the same time, we entered into an interest rate swap with the FHLB in order to protect against potential adverse interest rate volatility from the TPS by fixing the interest rate payable for the first five years of the TPS’ life.  The swap matured in July of this year, resulting in a funding cost subject to adjustment on a quarterly basis at 3.65% over the current three-month LIBOR rate.

As margins on current TPS issues have declined to approximately 1.35% to 1.65% over three-month LIBOR, we had previously expressed an intention to call the outstanding $9 million TPS at the earliest contractual redemption date, in this case September 2007, and replace the issue with a new TPS at a lower margin.  We have since,  in consideration of the pending merger with Washington Federal Inc., elected instead to call the outstanding $9 million TPS without replacement.  However, because we issued a commitment to replace the redeemed TPS we were required to pay a cancellation fee of $55,000.

Even with the retirement and non-replacement of the TPS, we expect to remain “well capitalized” in accordance with regulatory guidelines.

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

A number of measures are utilized to monitor and manage interest rate risk, including net interest income and economic value of equity simulation models, as well as traditional “gap” models.  We prepare these models on a quarterly basis for review by our Asset Liability Committee (ALCO), senior management, and Board of Directors.  The use of these models requires us to formulate and apply assumptions to various balance sheet items.  Assumptions regarding interest rate risk are inherent in all financial institutions, and may include, but are not limited to, prepayment speeds on loans and mortgage-backed securities, cash flows and maturities of financial instruments held for purposes other than trading, changes in market conditions, loan volumes and pricing, deposit sensitivities, consumer preferences, and management’s capital leverage plans.  We believe that the data and assumptions used for our models are reasonable representations of our portfolio and possible outcomes under the various interest rate scenarios.  Nonetheless, these assumptions are inherently uncertain; therefore, the models cannot precisely estimate net interest income or predict the impact of higher or lower interest rates on net interest income.  Actual results may differ significantly from simulated results due to timing, magnitude, and frequency of interest rate changes, and changes in market conditions and specific strategies, among other factors.

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

Typically, the extent of our off-balance-sheet derivative agreements has been the use of forward loan commitments, which are used to hedge our loans held-for-sale.  Additionally, in 2002 we entered into an interest rate swap with the FHLB.  The purpose of the swap was to protect against potential adverse interest rate volatility that could be realized from the Trust Preferred Securities (TPS) issued in June 2002.  The swap accomplished this by fixing the interest rate payable for the first five years of the TPS’ life, and matured in June of this year.

In the second quarter of 2006, we began to utilize interest rate swaps in connection with the underwriting of longer-term, fixed-rate commercial real estate loans.  This decision was the result of prospective borrowers’ demand for longer-term, fixed-rate loans, and the preference of depositors for instruments of significantly shorter terms.  Under this program, we originated commercial mortgage loans with amortization schedules of up to thirty years and initial ten-year fixed rates.  To hedge the interest rate risk exposure presented by ten-year, fixed-rate instruments, we utilized interest rate swaps on a loan-by-loan basis to convert each loan’s fixed rate to an adjustable rate subject to regular repricing relative to a market index rate, typically the one-month LIBOR rate.  Only a few of these interest rate swaps were originated, and we do not consider the notional principal of the swaps, which totals less than $5 million, to be material relative to the size of our commercial loan portfolio.  Additionally, the swaps originated under this program were used solely for the purpose of managing the interest rate risk associated with longer-term, fixed-rate assets, and not for any speculative purposes.

Finally, in the first quarter of this year, we elected early adoption of SFAS 157 and 159 with respect to the majority of our securities portfolio, the previously mentioned TPS, and selected other financial instruments.  Consequently, these assets and liabilities would be reflected on our statements of condition at their fair values, with any changes in market value over the course of a period recognized as income or losses in the current period’s operating results. In the first week of May, based on the earnings volatility presented by the new accounting treatment, we elected to reduce the volatility of the securities portfolio by reselling some recently purchased securities in the secondary market and utilizing interest rate swaps with notional principal totaling $42 million to partially hedge against movements in the market value of the remaining trading portfolio.  Based on our observations of the portfolio and hedge over the remainder of the quarter, we elected to further reduce the size of the portfolio and unwind the hedge position.  Consequently, in early July we sold additional securities with market values totaling approximately $40 million and unwound the hedge position.

Net Interest Income (NII) and Economic Value of Equity (EVE) Simulation Model Results

	June 30, 2007		December 31, 2006
	Percentage Change		Percentage Change
Change in Interest Rates	Net Interest	Economic Value	Net Interest	Economic Value
(in basis points)	Income	of Equity	Income	of Equity
+200	1.32%	1.08%	2.40%	(1.07%)
+100	n/a	1.31%	n/a	0.06%
-100	n/a	(1.69%)	n/a	(0.88%)
-200	0.60%	(5.46%)	0.23%	(3.76%)

Net Interest Income Simulation

Our income simulation model based on information as of June 30, 2007 indicated that our net interest income over the following twelve months was projected to increase from its “base case” level in scenarios in which interest rates were assumed to either gradually increase or decline by 200 bps over a twelve-month period.  The magnitudes of the changes, however, suggest that there is little sensitivity in net interest income from the “base case” level over a twelve-month horizon in either scenario, as an increase in net interest income of 1.32% was observed in the rising rate environment and an improvement of 0.60% was indicated in the falling rate scenario.

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

In the simulated 200 bps upward shift of the yield curve, the discount rates used to calculate the present values of assets and liabilities will increase, causing the present values of both assets and liabilities to fall, with more prominent effects on longer-term, fixed-rate instruments.  Additionally, when interest rates rise, the cash flows on our assets are typically expected to decelerate as borrowers are assumed to become less likely to prepay their loans.  As the cash flows on these assets are shifted further into the future, their present values are further reduced.  Our EVE simulation model results as of June 30, 2007 indicated that our liabilities would be expected to exhibit a greater level of sensitivity to rising rates than assets, with the economic value of assets declining by 2.36%, compared to a decline of 2.83% for our liabilities.  Given the greater sensitivity of liabilities, the reduction in the economic value of liabilities exceeded the impact on assets.  Consequently, the economic value of our equity was positively impacted in this scenario, rising 1.08%.

The opposite occurs when rates decline, as the discount rates used to calculate the present values of assets and liabilities will decrease, causing the present values of both assets and liabilities to rise.  Counteracting this effect on assets, however, is the tendency for cash flows from assets to accelerate in a falling rate scenario, as borrowers refinance their existing loans at lower interest rates.  These loan prepayments prevent the economic values of these assets from increasing in a declining rate scenario, illustrating an effect referred to as negative convexity.  Taking this negative convexity into account, the simulation results indicated a negative impact to EVE in the falling rate scenario.  In this case, the economic values of both assets and liabilities were positively impacted when rates were assumed to fall by 200 bps, assets by 1.84% and liabilities by 2.84%.  As a result, with the value of liabilities rising more than asset values, our economic value of equity was negatively impacted in this scenario, declining 5.46%.

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

One-Year Interest Rate Sensitivity Gap

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
One-Year Repricing/Maturing Assets	$623,534	$673,514
One-Year Repricing/Maturing Liabilities	664,410	725,636

One-Year Gap	$(40,876)	$(52,122)

Total Assets	$1,029,030	$1,079,272

One-Year Interest Rate Gap as a Percentage of Assets	(4.0%)	(4.8%)

At a negative, or liability sensitive, 4.0% of assets, our twelve-month interest rate sensitivity gap as of June 30, 2007 indicated a modest degree of liability sensitivity comparable to the 4.8% observed at the 2006 year-end.  Certain shortcomings are inherent in gap analysis, including the failure to recognize differences in the frequencies and magnitudes of repricing for different balance sheet instruments.  Additionally, some assets and liabilities may have similar maturities or repricing characteristics, but they may react differently to changes in interest rates.  This illustrates a facet of interest rate exposure referred to as “basis risk.”  Assets, such as adjustable-rate mortgage loans, may also have features that limit the effect that changes in interest rates have on the asset in the short-term and/or over the life of the loan, for example a limit on the amount by which the interest rate on the loan is allowed to adjust each year.  This illustrates another area of interest rate exposure referred to as “option risk.”  Due to the limitations of the gap analysis, these features are not taken into consideration.  Additionally, in the event of a change in interest rates, prepayment and early withdrawal penalties could deviate significantly from those assumed in the gap calculation.   As a result, we utilize the gap report as a complement to our income simulation and economic value of equity models.

Securities

ITEM 3

The following table sets forth certain information regarding carrying values and percentage of total carrying values of the Bank’s consolidated portfolio of securities classified as available-for-sale and held-to-maturity.

	June 30,
	2007		2006
Available-for-Sale:	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)

US Government treasury and agency obligations	$—	0%	$10,611	11%
Mortgage-backed securities:
Freddie Mac	472	11%	14,847	15%
Ginnie Mae	2,588	62%	37,871	39%
Fannie Mae	1,121	27%	33,810	35%
Total mortgage-backed securities	4,181	100%	86,528	89%

Total securities available-for-sale	$4,181	100%	$97,139	100%

	June 30,
	2007		2006
Held-to-Maturity:	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)

Municipal bonds	$4,136	53%	$1,166	19%
Mortgage-backed securities:
Freddie Mac	96	1%	325	5%
Fannie Mae	3,660	46%	4,662	76%
Total mortgage-backed securities	3,756	47%	4,987	81%

Total securities held-to-maturity	$7,892	100%	$6,153	100%

Estimated market value	$7,819		$6,032

ITEM 3A

The following table shows the maturity or period to repricing of the Bank’s consolidated portfolio of securities available-for-sale and held-to-maturity:

	Available-for-sale at June 30, 2007
	One Year or Less		Over One to Three Years		Over Three to Five Years		Over Five to Ten Years		Over Ten to Twenty Years		Over Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Available-for-Sale:	(Dollars in thousands)

Mortgage-backed securities:
Ginnie Mae	$2,588	3.87%	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%	$2,588	3.87%
Freddie Mac	216	7.13%	256	5.50%	—	0.00%	—	0.00%	—	0.00%	—	0.00%	472	6.24%
Fannie Mae	197	7.20%	239	5.50%	—	0.00%	—	0.00%	685	4.50%	—	0.00%	1,121	5.19%
Total mortgage-backed securities	3,001	4.32%	495	5.50%	—	0.00%	—	0.00%	685	4.50%	—	0.00%	4,181	4.49%

Total securities available-for-sale -- Carrying Value	$3,001	4.32%	$495	5.50%	$—	0.00%	$—	0.00%	$685	4.50%	$—	0.00%	$4,181	4.49%

Total securities available-for-sale -- Amortized Cost	$2,996	4.32%	$489	5.50%	$—	0.00%	$—	0.00%	$717	4.50%	$—	0.00%	$4,202	4.49%

	Held-to-Maturity at June 30, 2007
	One Year or Less		Over One to Three Years		Over Three to Five Years		Over Five to Ten Years		Over Ten to Twenty Years		Over Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Held-to-Maturity:	(Dollars in thousands)

Municipal bonds	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%	$3,220	5.14%	$916	6.31%	$4,136	5.40%
Mortgage-backed securities:
Freddie Mac	96	7.38%	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%	96	7.38%
Fannie Mae	1,053	7.53%	1,260	4.75%	—	0.00%	—	0.00%	1,347	4.77%	—	0.00%	3,660	5.55%
Total mortgage-backed securities	1,149	7.52%	1,260	4.75%	—	0.00%	—	0.00%	1,347	4.77%	—	0.00%	3,756	5.60%

Total securities held-to-maturity -- Carrying Value	$1,149	7.52%	$1,260	4.75%	$—	0.00%	$—	0.00%	$4,567	5.03%	$916	6.31%	$7,892	5.50%

Total securities held-to-maturity -- Fair Market Value	$1,162	7.52%	$1,248	4.78%	$—	0.00%	$—	0.00%	$4,500	5.04%	$909	6.32%	$7,819	5.51%

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

PART II:    OTHER INFORMATION

ITEM 1.    Legal Proceedings

At June 30, 2007, the Company was not engaged in any litigation, which in the opinion of management, after consultation with its legal counsel, would be material to the Company.

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
F. Kemper Freeman, Jr.
Robert J. Herbold
Victor E. Parker

CLASS II DIRECTORS, term expires in 2009

James J. Doud Jr.
Richard S. Sprague
Robert C. Wallace

ITEM 5.    Other Information

None.

ITEM 6.    Exhibits

(2.0)	Agreement and Plan of Merger Between Washington Federal, Inc. and First Mutual Bancshares, Inc., incorporated by reference on Form 8-K filed with the SEC on July 3, 2007.

(3.1)	Amended and Restated Articles of Incorporation, incorporated by reference on Form 10-Q filed with the SEC on August 8, 2005.

(3.3)	Bylaws (as amended and restated), incorporated by reference on Form 8-K filed with the SEC on July 5, 2006.

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

FIRST MUTUAL BANCSHARES, INC.

Date: August 9, 2007	By:	/s/ John R. Valaas
John R. Valaas
President and Chief Executive Officer

By:	/s/ Roger A. Mandery
Roger A. Mandery
Executive Vice President (Principal Financial Officer)