Form 10-Q
period 2007-09-30
FIRST MUTUAL BANCSHARES INC
filed 2007-11-08
CIK 1098337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended……………………September 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.      November 1, 2007     6,697,628

FIRST MUTUAL BANCSHARES, INC.

QUARTERLY REPORT ON FORM 10-Q
September 30, 2007

PART I:	FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS DISCLAIMER

Our Form 10-Q for the quarter ended September 30, 2007, contains statements concerning forecasts of our financial results and condition, expectations of our operations and business and our assumptions for those forecasts and expectations that are forward-looking statements for the purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements include statements regarding anticipated securities transactions, our observations regarding our provisions for loan losses, information regarding the possible effects of hedging our trading portfolio, information based upon our market risk models and analysis and information regarding our merger transaction with Washington Federal, Inc.  Although we believe that the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, operations, and prospects, these forward-looking statements are subject to numerous uncertainties and risks, and actual events, results, and developments will ultimately differ from the expectations and may differ materially from those expressed or implied in such forward-looking statements.  Obviously, the closing of our merger transaction with Washington Federal, Inc. could have material effects on our subsequent operations and results of operations.  Other factors which could affect actual results include economic conditions in our market area and the nation as a whole, interest rate fluctuations, the impact of competitive products, services, and pricing, our credit risk management, our ability to control our costs and expenses, and the legislative and regulatory changes affecting the banking industry.  There are other risks and uncertainties that could affect us which are discussed from time to time in our filings with the Securities and Exchange Commission.  These risks and uncertainties should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.  We are not responsible for updating any such forward-looking statements.

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

Item 1.  Financial Statements

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

	September 30,	December 31,
	2007	2006
Assets	(Unaudited)

Cash and Cash Equivalents:
Interest-earning deposits	$3,777	$6,990
Noninterest-earning demand deposits and cash on hand	24,913	18,372

Total cash and cash equivalents	28,690	25,362

Mortgage-backed and other securities available-for-sale (at fair value)	3,697	89,728
Mortgage-backed and other securities held for trading (at fair value)	13,582	—
Mortgage-backed and other securities held-to-maturity
(fair value of $7,553 and $5,585, respectively)	7,587	5,620
Loans held for sale	33,053	13,733
Loans receivable	879,665	893,431
Reserve for loan and lease losses	(10,049)	(9,728)
Loans receivable, net	869,616	883,703

Accrued interest receivable	5,484	5,534
Land, buildings and equipment, net	35,357	35,566
Federal Home Loan Bank (FHLB) stock, at cost	13,122	13,122
Servicing assets	4,726	4,011
Other assets	2,407	2,884

Total Assets	$1,017,321	$1,079,263

See Notes to the Financial Statements

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)
(Continued)

	September 30,	December 31,
	2007	2006
	(Unaudited)
Liabilities
Deposits:
Non-interest-bearing	$62,888	$56,566
Interest-bearing transactions and savings accounts	278,817	263,830
Interest-bearing time deposits	408,970	485,399

Total deposits	750,675	805,795

Drafts payable	10,473	1,314
Accounts payable and other liabilities	6,452	7,018
Advance payments by borrowers for taxes and insurance	2,711	1,583
FHLB advances	159,090	171,932
Other advances	4,600	4,600
Junior subordinated long-term debentures	8,000	17,000

Total liabilities	942,001	1,009,242

Stockholders’ Equity
Common stock, $1 par value, 30,000,000 shares authorized,
6,697,628 and 6,673,528 shares issued and outstanding	$6,698	$6,674
Additional paid-in capital	45,975	45,119
Retained earnings	22,642	19,589
Accumulated other comprehensive income(loss):
Unrealized gain/(loss) on securities available-for-sale,
net of federal income tax	5	(1,361)

Total stockholders’ equity	75,320	70,021

Total Liabilities and Stockholders’ Equity	$1,017,321	$1,079,263

See Notes to the Financial Statements

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)

	Quarter ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

	(Unaudited)
Interest Income
Loans receivable	$18,747	$19,681	$55,339	$55,746
Interest on available-for-sale securities	45	1,032	150	3,313
Interest on held-to-maturity securities	108	84	260	261
Interest on held-for-trading securities	219	—	1,974	—
Interest other	219	161	968	411

Total interest income	19,338	20,958	58,691	59,731

Interest Expense
Deposits	7,543	6,910	22,740	19,273
FHLB and other advances	2,515	3,866	8,459	10,020

Total interest expense	10,058	10,776	31,199	29,293

Net interest income	9,280	10,182	27,492	30,438

Provision for loan and lease losses	(449)	(267)	(687)	(473)

Net interest income, after provision
for loan and lease losses	8,831	9,915	26,805	29,965

Noninterest Income
Gain on sales of loans	241	915	2,087	2,225
Gain (loss) from mark to market (SFAS 159)	(119)	—	117	—
Servicing fees, net of amortization	432	297	1,268	932
Gain on sales of investments	69	—	185	—
Fees on deposits	193	182	589	558
Other	838	916	2,202	2,367

Total noninterest income	1,654	2,310	6,448	6,082

See Notes to the Financial Statements

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)
(Continued)

	Quarter ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

	(Unaudited)

Noninterest Expense
Salaries and employee benefits	$4,351	$4,352	$13,477	$13,275
Occupancy	937	1,038	2,887	3,091
Credit insurance premiums	352	394	1,158	1,336
Other	1,920	1,916	6,015	5,521

Total noninterest expense	7,560	7,700	23,537	23,223

Income before provision for federal income tax	2,925	4,525	9,716	12,824

Provision for federal income tax	983	1,524	3,302	4,397

Net Income	$1,942	$3,001	$6,414	$8,427

Per Share Data(1):

Basic earnings per common share	$0.29	$0.45	$0.96	$1.27

Diluted earnings per common share	$0.28	$0.43	$0.92	$1.23

Weighted Average Number of Shares Outstanding	6,697,175	6,655,307	6,690,051	6,642,156

Weighted Average Number of Shares Outstanding
Including Dilutive Stock Options	6,957,414	6,850,441	6,943,422	6,825,598

(1) Shares and EPS have been adjusted to reflect the five-for-four stock split paid on October 4, 2006.

See Notes to the Financial Statements

First Mutual Bancshares, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(Dollars in thousands except per share amounts)

					Accumulated
			Additional		Comprehensive
	Common Stock (1)		Paid-in	Retained	Income
	Shares	Amount	Capital (1)	Earnings	(Loss)	Total

BALANCE, December 31, 2004	6,611	$6,611	$44,273	$9,220	$(657)	$59,447

Comprehensive income:
Net income				10,319		10,319
Other comprehensive income (loss), net of tax:
Unrealized (loss) on securities available-for-sale					(945)	(945)
Unrealized gain on interest rate swap					166	166
Total comprehensive income						9,540
Options exercised, including tax benefit of $479	185	185	1,727			1,912
Retirement of shares repurchased	(180)	(180)	(2,130)	(1,344)		(3,654)
Issuance of stock through employees’ stock plans	5	5	95			100
Cash dividend declared ($1.11 per share)				(7,318)		(7,318)
						—
BALANCE, December 31, 2005	6,621	$6,621	$43,965	$10,877	$(1,436)	$60,027

Comprehensive income:
Net income				10,980		10,980
Other comprehensive income, net of tax:
Unrealized gain on securities available-for-sale					75	75
Total comprehensive income						11,055
Compensation related to stock options			632			632
Options exercised, including tax benefit of $110	48	48	427			475
Issuance of stock through employees’ stock plans	5	5	95			100
Cash dividend declared ($0.32 per share)				(2,268)		(2,268)
						—
BALANCE, December 31, 2006	6,674	$6,674	$45,119	$19,589	$(1,361)	$70,021

Cumulative-effect adjustment for the initial adoption of SFAS No. 159				(1,554)		(1,554)
Comprehensive income:
Net income				6,414		6,414
Other comprehensive income, net of tax:
Unrealized gain on securities available-for-sale					1,366	1,366
Total comprehensive income						7,780
Compensation related to stock options			486			486
Options exercised, including tax benefit of $55	19	19	255			274
Issuance of stock through employees’ stock plans	5	5	115			120
Cash dividend declared ($0.27 per share)				(1,807)		(1,807)
						—
BALANCE, September 30, 2007	6,698	$6,698	$45,975	$22,642	$5	$75,320

(1) The number and amount of common shares issued and outstanding have been adjusted to reflect the five-for-four stock split paid on October 4, 2006.

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine months ended September 30,
	2007	2006
	(Unaudited)

Cash Flows from Operating Activities
Net income	$6,414	$8,427
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan and lease losses	687	473
Depreciation and amortization	1,434	1,483
Deferred loan origination fees, net of accretion	69	719
Amortization of servicing assets	1,795	975
Gain on sales of loans	(2,087)	(2,225)
Gain on sale of securities held for trading	(185)	—
Gain on mark to market (FAS 159)	(117)	—
Stock-based compensation	486	435
Excess tax benefit from stock-based compensation	(55)	(102)
Changes in operating assets and liabilities:
Loans held-for-sale	(19,320)	3,272
Accrued interest receivable	50	(380)
Other assets	261	(912)
Drafts payable	9,159	254
Accounts payable and other liabilities	(490)	(1,780)
Advance payments by borrowers for taxes and insurance	1,128	1,346

Net cash provided/(used) by operating activities	(771)	11,985

Cash Flows from Investing Activities
Loan originations	(240,902)	(314,544)
Loan principal repayments	274,635	287,904
Decrease in undisbursed loan proceeds	(20,042)	(15,311)
Principal repayments and redemptions on mortgage-backed
and other securities	13,800	29,002
Purchase of securities held-to-maturity	(3,000)	—
Purchase of securities held-for-trading	(39,303)	(7,170)
Purchases of premises and equipment	(1,255)	(3,436)
Proceeds from sale of securities held-for-trading	98,037	—
Proceeds from sale of impaired loans	502	340

Net cash provided/(used) by investing activities	82,472	(23,215)

See Notes to the Financial Statements

FIRST MUTUAL BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Continued)

	Nine months ended September 30,
	2007	2006
	(Unaudited)
Cash Flows from Financing Activities
Net decrease in deposit accounts	$(76,902)	$(3,410)
Interest credited to deposit accounts	21,782	17,604
Redemption of long-term debentures (trust preferred securities)	(9,000)	—
Issuance of stock through employees’ stock plans	120	100
Proceeds from advances	422,307	704,244
Repayment of advances	(435,149)	(712,251)
Dividends paid	(1,805)	(6,887)
Proceeds from exercise of stock options and excess tax benefit
of $55 and $102 from stock-based compensation	274	430

Net cash used by financing activities	(78,373)	(170)

Increase/(decrease) in cash and cash equivalents	$3,328	$(11,400)
Cash and cash equivalents, beginning of the year	25,362	25,781
Cash and cash equivalents, end of quarter	$28,690	$14,381

Supplemental Disclosures of Cash Flow Information
Loans originated for sale in the secondary market	$111,726	$85,146
Loans originated for investment activities	240,902	314,544
Proceeds from sale of loans held-for-sale	92,406	88,418
Additions to servicing assets	2,510	2,453
Cash paid during the year for:
Interest	31,613	28,542
Income taxes	2,910	3,860

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

Originated servicing assets are recorded when loans are originated and subsequently sold or securitized (and held as available-for-sale securities) with the servicing rights retained. Servicing assets are initially recognized at fair value on the balance sheet. Fair value is based on market prices for comparable servicing contracts when available, or alternatively, is based on a valuation model that calculates the present value of the estimated future cash flows. Assumptions used in the valuation model include market discount rates and anticipated prepayment speeds. The prepayment speeds of the servicing portfolio are based on our prepayment experience for those strata for which market data are not readily available. These servicing assets include sales finance loans, construction loan participations, lot loans, and other commercial loans for which where are no readily available online quotation data.  In addition, estimates of the cost of servicing per loan, an inflation rate, ancillary income per loan, and default rates are used. The cost relating to the servicing rights is capitalized and amortized into noninterest income in proportion to, and over the period of, estimated future net servicing income. Amounts capitalized are recorded at cost, net of accumulated amortization and valuation allowance.

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

Changes in the servicing asset balances, the fair values, discount and prepayment assumptions by strata are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2.  ADOPTION OF NEW ACCOUNTING STANDARDS (Continued)

	Third Quarter 2007
	Consumer	Commercial	Residential	Total
	(Dollars in thousands)

Balance, beginning of quarter	$4,798	$114	$72	$4,984
Additions	337	32	—	369
Amortization	(586)	(23)	(6)	(615)
Impairment	(12)	—	—	(12)
Balance at September 30, 2007	$4,537	$123	$66	$4,726

Fair values at
July 1, 2007	$4,786	$127	$96

Fair values at
September 30, 2007	$4,828	$155	$80

Discount rate	11.6%	8.9%	7.8%

Prepayment speed	33.2%	21.6%	38.0%

	Third Quarter 2006
	Consumer	Commercial	Residential	Total
	(Dollars in thousands)

Balance, beginning of quarter	$2,333	$287	$82	$2,702
Additions	975	42	—	1,017
Amortization	(365)	(48)	(11)	(424)
Impairment	—	—	—	—
Balance at September 30, 2006	$2,943	$281	$71	$3,295

Fair values at
July 1, 2006	$2,697	$472	$88

Fair values at
September 30, 2006	$3,198	$527	$101

Discount rate	11.1%	11.2%	8.6%

Prepayment speed	39.8%	24.4%	36.7%

Servicing fee income, net of amortization, consisted of the following for the quarters ended September 30, 2007 and 2006:

	Third Quarter 2007
	Consumer	Commercial	Residential	Total
	(Dollars in thousands)

Servicing fees	$1,026	$25	$8	$1,059
Amortization	(598)	(23)	(6)	(627)
Loan servicing fees, net	$428	$2	$2	$432

	Third Quarter 2006
	Consumer	Commercial	Residential	Total
	(Dollars in thousands)
Servicing fees	$665	$48	$8	$721
Amortization	(365)	(48)	(11)	(424)
Loan servicing fees, net	$300	$—	$(3)	$297

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2.  ADOPTION OF NEW ACCOUNTING STANDARDS (Continued)

Mortgage-Backed and Agency Securities

Upon adoption, the mortgage-backed and agency securities selected for treatment under SFAS No. 159 consisted of $87.1 million or 89% of the securities portfolio. Securities with a remaining balance less than one million dollars and instruments held for Community Reinvestment Act (CRA) investments were not included in the adoption of SFAS No. 159. Securites with small balances are much less attractive to potential purchasers and the CRA investments were purchased to facilitate compliance with the Community Reinvestment Act. The initial fair value of the securities selected for SFAS No. 159 adoption resulted in a $1,334,000 cumulative-effect adjustment, net of tax, recorded as a reduction in retained earnings as of January 1, 2007. Under SFAS No. 159, this one-time charge was not recognized in earnings. As a result of the fair value measurement election for these securities, we recorded gains in the first quarter 2007 earnings of $402,000, a loss of $211,000 in the second quarter, and a loss of $119,000 in the third quarter.  The standard was adopted early as we believed that it would enable us to more effectively manage interest rate risk. However, because of the volatility observed in the second quarter we have reduced, through security sales, most of the securities originally selected for treatment under SFAS No. 159. Our current balance for securities held in the “held for trading” account as of September 30, 2007 is $13.6 million.

The securities selected to be accounted for under SFAS No. 159 are presented separately from the securities that are accounted for at cost and titled “Held for Trading (at fair value)”.

Junior Subordinated Long-Term Debentures Payable (Trust Preferred Securities)

The junior subordinated long-term debentures selected for treatment under SFAS No. 159 totaled $9 million. The initial fair value measurement resulted in a $220,000, net of tax, charge to retained earnings for unamortized issuance costs and excess interest.  In the first quarter of 2007, we recorded $45,000 in pre-tax mark-to-market gains, a loss of $4,000 in the second quarter and a loss of $48,000 in the third quarter. We elected to account for our first $9 million junior subordinated long-term debenture issuance and not the other two issuances of $4 million each under SFAS No. 159 because this particular security is hedged with an interest-rate swap that is carried at fair value with changes in value reflected in our earnings (the other two debentures are not hedged). The election to fair value the debentures matches the change in value of the interest-rate swap with the change in value of the debentures - effectively reducing the volitility in earnings. This security was redeemed on September 28, 2007.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2.  ADOPTION OF NEW ACCOUNTING STANDARDS (Continued)

The fair value of the swaps is included in “Accounts Payable and Other” and the fair value of the commercial loans that are being hedged is included in “Loans Receivable” on the balance sheet. On January 1, 2007, the fair value of the two swaps was $23,517 and the fair value of the loans totaled $22,742.  On September 30, 2007, the fair value of the swaps included in “Accounts Payable and Other” totaled $25,451 and the fair value of the loans amounted to $25,447.

	Fair Value Measurements at September 30, 2007				Changes in Fair Values for the 3-Month Period Ended September 30, 2007, for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
Description	Fair Value Measurements 9/30/07	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Interest Expense - FHLB and Other Advances	Interest Income on Loans	Loss from Mark to Market (SFAS 159) - Noninterest Income	Total Changes in Fair Values Included in Current-Period Earnings
	(Dollars in thousands)
Trading securities	$13,582	$13,582					$(167)	$(167)
Long-term debentures payable	—		—		203			203
Loans receivable	25			25		27		27

The contractual long-term debentures payable totaling $9.0 million were redeemed on September 28, 2007.  The unpaid principal balance on the two loans that were selected to be carried at fair value totaled $1.4 million at September 30, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3.

Mortgage-Backed and Other Securities Available-for-Sale

The amortized cost and estimated fair value of securities available-for-sale at September 30, 2007 and December 31, 2006 are summarized as follows:

			Gross	Gross
		Gross	Unrealized	Unrealized	Estimated
	Amortized	Unrealized	Losses	Losses	Fair
	Cost	Gains	<1 Year	>1 Year	Value
September 30, 2007	(Dollars in thousands)

Freddie Mac securities	$451	$5	$—	$—	$456
Fannie Mae securities	910	4	—	19	895
Ginnie Mae securities	2,328	18	—	—	2,346
	$3,689	$27	$—	$19	$3,697

December 31, 2006

Freddie Mac securities	$14,657	$9	$—	$565	$14,101
Fannie Mae securities	32,222	8	—	1,090	31,140
Ginnie Mae securities	34,053	2	—	397	33,658
US agency securities	10,990	—	—	161	10,829
	$91,922	$19	$—	$2,213	$89,728

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Bank has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event.  At September 30, 2007 and December 31, 2006, there were 2 and 32 investment securities with unrealized losses, respectively. The Bank anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

Note 4.

Mortgage-Backed and Other Securities Held-to-Maturity

The amortized cost and estimated fair value of securities held-to-maturity at September 30, 2007 and December 31, 2006 are summarized as follows:

			Gross	Gross
		Gross	Unrealized	Unrealized	Estimated
	Amortized	Unrealized	Losses	Losses	Fair
	Cost	Gains	<1 Year	>1 Year	Value
September 30, 2007	(Dollars in thousands)

Fannie Mae securities	$3,371	$18	$—	$50	$3,339
Freddie Mac securities	94	1	—	—	95
Municipal bonds	4,122	1	—	4	4,119
	$7,587	$20	$—	$54	$7,553
December 31, 2006

Fannie Mae securities	$4,176	$35	$—	$74	$4,137
Freddie Mac securities	300	7	—	—	307
Municipal bonds	1,144	1	—	4	1,141
	$5,620	$43	$—	$78	$5,585

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Bank has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. At September 30, 2007 and December 31, 2006, there were 4 investment securities with unrealized losses. The Bank anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5.

Nonperforming Assets

Nonperforming loans are summarized as follows:

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Impaired loans with a valuation allowance	$390	$1,283
Valuation allowance related to impaired loans	(139)	(236)
Net impaired loans	251	1,047
Non accrual loans	2,918	2,415
Total nonperforming or non-accrual loans	3,169	3,462
Real estate owned	0	—
Nonperforming assets	$3,169	$3,462

Total loans past due 90-days or more and still accruing interest	$—	$—
Average balance of impaired loans	$555	$592
Interest income recognized on impaired loans	$—	$1

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the quarters and nine months ending September 30, 2007 and September 30, 2006:

	Income	Shares	Per share
	(numerator)	(denominator)	amount
	(Dollars and shares in thousands except per share amounts)
Quarter ended September 30, 2007
Basic EPS:
Income available to common shareholders	$1,942	6,697	$0.29

Effect of dilutive stock options	—	260
Diluted EPS:
Income available to common shareholders
plus assumed stock options exercised	$1,942	6,957	$0.28

Quarter ended September 30, 2006 (2)
Basic EPS:
Income available to common shareholders	$3,001	6,655	$0.45

Effect of dilutive stock options	—	195
Diluted EPS:
Income available to common shareholders
plus assumed stock options exercised	$3,001	6,850	$0.43

Nine months ended September 30, 2007
Basic EPS:
Income available to common shareholders	$6,414	6,690	$0.96

Effect of dilutive stock options	—	253
Diluted EPS:
Income available to common shareholders
plus assumed stock options exercised	$6,414	6,943	$0.92

Nine months ended September 30, 2006 (2)
Basic EPS:
Income available to common shareholders	$8,427	6,642	$1.27

Effect of dilutive stock options	—	184
Diluted EPS:
Income available to common shareholders
plus assumed stock options exercised	$8,427	6,826	$1.23

(2) Shares and EPS have been adjusted to reflect the five-for-four stock split paid on October 4, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7.

Rate Volume Analysis	THIRD QUARTER 2007			NINE MONTHS ENDED 2007
	VS			VS
	THIRD QUARTER 2006			NINE MONTHS ENDED 2006
	INCREASE (DECREASE) DUE TO			INCREASE (DECREASE) DUE TO
			TOTAL			TOTAL
	VOLUME	RATE	CHANGE	VOLUME	RATE	CHANGE
INTEREST INCOME	(Dollars in thousands)
Investments:
Available-for-sale securities	$(989)	$2	$(987)	$(2,723)	$(440)	$(3,163)
Held-for-trading securities	219	—	219	1,974	—	1,974
Held-to-maturity securities	26	(3)	23	13	(15)	(2)
Other equity investments	29	30	59	66	492	558
Total investments	(715)	29	(686)	(670)	37	(633)

Loans:
Residential	$516	$29	$545	$1,907	$846	$2,753
Residential construction	(1,121)	(69)	(1,190)	(2,467)	49	(2,418)
Multifamily	(597)	129	(468)	(1,745)	565	(1,180)
Multifamily construction	189	(65)	124	352	(113)	239
Commercial real estate and business	235	(102)	133	793	110	903
Commercial real estate construction	(139)	(10)	(149)	(2)	55	53
Consumer and other	(7)	77	70	(632)	(126)	(758)
Total loans	(924)	(11)	(935)	(1,794)	1,386	(408)

Total interest income	$(1,639)	$18	$(1,621)	$(2,464)	$1,423	$(1,041)

INTEREST EXPENSE
Deposits:
Money market deposit and checking	$320	$385	$705	$771	$1,335	$2,106
Savings	(2)	(1)	(3)	(7)	(1)	(8)
Time deposits	(565)	495	(70)	(1,114)	2,482	1,368
Total deposits	(247)	879	632	(350)	3,816	3,466

FHLB advances and other	(1,620)	269	(1,351)	(3,152)	1,591	(1,561)
Total interest expense	(1,867)	1,148	(719)	(3,502)	5,407	1,905

Net interest income	$228	$(1,130)	$(902)	$1,038	$(3,984)	$(2,946)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8. (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8. (Continued)

commercial real estate properties. The underlying real estate collateral being financed typically secures these loans.

•
Investment and Treasury - The Investment and Treasury segment includes the investment securities portfolio, FHLB stock, and interest-earning cash balances.  Although management does not consider this to be an operating business line, security investments represent a necessary part of liquidity management for the Bank.

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

Quarter ended September 30,
Retail	Sales	Residential	Business	Income	Investment &	Consolidated
Banking	Finance	Lending	Banking	Property	Treasury	Totals
(Dollars in thousands)

Interest income	2005	$716	$2,025	$5,133	$1,679	$6,207	$1,404	$17,164
	2006	892	2,092	6,514	3,012	7,188	1,260	20,958
	2007	928	2,041	5,902	3,345	6,591	531	19,338

Treasury and interest income	2005	6,905	28	132	369	130	3,197	10,761
on funding sources	2006	8,918	54	263	621	160	4,300	14,316
	2007	8,883	(19)	(107)	821	30	2,592	12,200

Funding costs	2005	387	877	3,267	848	3,741	1,641	10,761
	2006	576	1,119	4,426	1,948	4,699	1,548	14,316
	2007	589	966	3,963	2,133	3,954	595	12,200

Interest expense	2005	4,458	—	—	171	19	2,499	7,147
	2006	6,077	—	—	296	18	4,385	10,776
	2007	6,901	—	—	563	45	2,549	10,058

Net interest income/(loss)	2005	2,776	1,176	1,998	1,029	2,577	461	10,017
	2006	3,157	1,027	2,351	1,389	2,631	(373)	10,182
	2007	2,321	1,056	1,832	1,470	2,622	(21)	9,280

Provision(recovery) for loan and lease losses	2005	18	112	38	40	117	—	325
	2006	82	74	(55)	66	100	—	267
	2007	(36)	243	36	118	88	—	449

Net interest income/(loss), after	2005	2,758	1,064	1,960	989	2,460	461	9,692
provision for loan and	2006	3,075	953	2,406	1,323	2,531	(373)	9,915
lease losses	2007	2,357	813	1,796	1,352	2,534	(21)	8,831

Noninterest income(loss)	2005	341	484	198	27	61	—	1,111
	2006	411	1,143	352	190	161	53	2,310
	2007	421	732	335	98	148	(80)	1,654

Noninterest expense	2005	2,981	1,332	903	615	777	26	6,634
	2006	3,296	1,421	1,112	983	862	26	7,700
	2007	3,146	1,401	1,035	1,066	893	19	7,560

Income/(loss) before provision	2005	118	216	1,255	401	1,744	435	4,169
for federal income taxes	2006	190	675	1,646	530	1,830	(346)	4,525
	2007	(368)	144	1,096	384	1,789	(120)	2,925

Provision(tax benefit) for	2005	42	75	434	139	603	147	1,440
federal income taxes	2006	66	227	557	179	619	(124)	1,524
	2007	(126)	50	375	132	612	(60)	983

Net income/(loss)	2005	76	141	821	262	1,141	288	2,729
	2006	124	448	1,089	351	1,211	(222)	3,001
	2007	(242)	94	721	252	1,177	(60)	1,942

Total interest earning assets (ending balances)	2005	39,891	80,498	297,108	98,814	352,015	142,554	1,010,880
	2006	40,792	77,628	330,022	142,044	336,217	117,674	1,044,377
	2007	44,629	80,610	310,965	169,355	309,119	39,590	954,268

Total interest bearing liabilities (ending balances)	2005	661,930	—	—	31,624	5,183	283,122	981,859
	2006	667,276	—	—	39,647	3,822	299,317	1,010,062
	2007	667,962	—	—	73,701	5,497	175,204	922,364

Allocated equity (ending balances)	2005	14,934	6,081	11,409	7,728	24,122	2,154	66,428
	2006	14,145	5,686	12,169	10,732	23,091	1,724	67,547
	2007	16,363	6,789	13,140	14,064	24,298	666	75,320

Return on equity	2005	2.04%	9.27%	28.78%	13.56%	18.92%	53.48%	16.43%
	2006	3.51%	31.52%	35.80%	13.08%	20.98%	-51.51%	17.77%
	2007	-5.92%	5.54%	21.95%	7.17%	19.38%	-36.04%	10.31%

Net interest margin	2005	27.84%	5.84%	2.69%	4.17%	2.93%	1.29%	3.96%
	2006	30.96%	5.29%	2.85%	3.91%	3.13%	-1.27%	3.90%
	2007	20.80%	5.24%	2.36%	3.47%	3.39%	-0.21%	3.89%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8. (Continued)

Business Segments(continued)
Nine months ended September 30,
Retail	Sales	Residential	Business	Income	Investment &	Consolidated
Banking	Finance	Lending	Banking	Property	Treasury	Totals
(Dollars in thousands)

Interest income	2005	$2,009	$5,444	$13,875	$4,827	$18,360	$4,335	$48,850
	2006	2,570	6,175	18,649	7,831	20,538	3,968	59,731
	2007	2,674	5,215	18,170	9,398	20,041	3,193	58,691

Treasury and interest income	2005	18,051	112	545	965	496	8,859	29,028
on funding sources	2006	26,462	116	567	1,796	389	12,214	41,544
	2007	27,208	26	184	2,632	345	8,757	39,152

Funding costs	2005	1,008	2,187	8,517	2,214	10,314	4,788	29,028
	2006	1,669	3,302	13,024	4,967	13,571	5,011	41,544
	2007	1,704	2,822	12,631	6,226	12,501	3,268	39,152

Interest expense	2005	11,654	—	—	389	52	7,111	19,206
	2006	16,937	—	—	838	48	11,470	29,293
	2007	20,265	—	—	1,664	152	9,118	31,199

Net interest income/(loss)	2005	7,398	3,369	5,903	3,189	8,490	1,295	29,644
	2006	10,426	2,989	6,192	3,822	7,308	(299)	30,438
	2007	7,913	2,419	5,723	4,140	7,733	(436)	27,492

Provision(recovery) for loan and lease losses	2005	66	368	144	158	439	—	1,175
	2006	100	42	(68)	148	251	—	473
	2007	(116)	692	(115)	127	99	—	687

Net interest income/(loss), after	2005	7,332	3,001	5,759	3,031	8,051	1,295	28,469
provision for loan and	2006	10,326	2,947	6,260	3,674	7,057	(299)	29,965
lease losses	2007	8,029	1,727	5,838	4,013	7,634	(436)	26,805

Noninterest income(loss)	2005	983	1,913	547	248	360	2	4,053
	2006	1,359	3,102	699	354	510	58	6,082
	2007	1,284	3,422	823	108	328	483	6,448

Noninterest expense	2005	9,235	3,924	2,894	2,014	2,485	88	20,640
	2006	9,864	4,422	3,331	2,825	2,699	82	23,223
	2007	10,182	4,413	3,385	2,713	2,769	75	23,537

Income/(loss) before provision	2005	(920)	990	3,412	1,265	5,926	1,209	11,882
for federal income taxes	2006	1,821	1,627	3,628	1,203	4,868	(323)	12,824
	2007	(869)	736	3,276	1,408	5,193	(28)	9,716

Provision(tax benefit) for	2005	(311)	338	1,168	433	2,026	397	4,051
federal income taxes	2006	630	557	1,246	413	1,674	(123)	4,397
	2007	(298)	253	1,123	483	1,781	(40)	3,302

Net income/(loss)	2005	(609)	652	2,244	832	3,900	812	7,831
	2006	1,191	1,070	2,382	790	3,194	(200)	8,427
	2007	(571)	483	2,153	925	3,412	12	6,414

Interest earning assets (average balances)	2005	39,644	72,373	273,111	94,781	363,908	148,485	992,302
	2006	41,374	81,175	322,855	130,634	337,690	125,548	1,039,276
	2007	42,375	70,876	318,430	156,716	311,468	81,225	981,090

Interest bearing liabilities (average balances)	2005	628,215	—	—	28,674	6,357	297,066	960,312
	2006	661,235	—	—	42,220	4,051	314,184	1,021,690
	2007	672,579	—	—	66,041	6,516	203,843	948,979

Allocated equity (average balances)	2005	14,150	5,373	10,376	7,147	24,050	2,201	63,297
	2006	13,581	5,636	11,358	9,225	21,921	1,743	63,464
	2007	15,866	5,814	13,107	13,001	23,927	1,322	73,037

Return on equity	2005	-5.74%	16.18%	28.84%	15.52%	21.62%	49.19%	16.50%
	2006	11.69%	25.31%	27.96%	11.42%	19.43%	-15.30%	17.70%
	2007	-4.80%	11.08%	21.90%	9.49%	19.01%	1.21%	11.71%

Net interest margin	2005	24.88%	6.21%	2.88%	4.49%	3.11%	1.16%	3.98%
	2006	33.60%	4.91%	2.56%	3.90%	2.89%	-0.32%	3.91%
	2007	24.90%	4.55%	2.40%	3.52%	3.31%	-0.72%	3.74%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9.

Trading Securities

The Company’s short-term investments in debt securities, all of which are classified as trading securities, are carried at their fair value based on the quoted prices of the securities at September 30, 2007. Net realized and unrealized gains and losses on trading securities are included in net earnings. For purpose of determining realized gains and losses, the cost of securities sold is based on specific identification.

The composition of trading securities is as follows at September 30, 2007. There were no trading securities in 2006.

	September 30, 2007
	Cost	Fair Value
	(Dollars in thousands)

Fannie Mae securities	$2,800	$2,821
Freddie Mac securities	5,874	5,865
Ginnie Mae securities	4,879	4,896
Total trading securities	$13,553	$13,582

Investment income for the quarter ended September 30, 2007 consists of the following:

	2007
Dividend and interest income	$211
Net unrealized holding gains	28
Net investment income	$239

Note 10.
SUBSEQUENT EVENTS

Subsequent to the quarter end, we received unexpected information regarding a borrowing relationship in our Income Property portfolio.  While this relationship had been subject to a downgrade during the third quarter, the information we received subsequent to the quarter end necessitated a further downgrade of the relationship’s risk rating.  The loans involved totaled $6,692,000 at September 30, 2007.  Subsequent to quarter end they were downgraded from “other loans especially mentioned” to “substandard”.  The additional downgrade is expected to increase our reserve requirement for the fourth quarter.

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

OVERVIEW

For the third quarter and first nine months of 2007, our net income declined significantly relative to the same periods last year, totaling $1.9 million and $6.4 million, down from $3.0 million and $8.4 million for the quarter and nine months ended September 30, 2006.  Our earnings per diluted share fell to $0.28 and $0.92, compared to $0.43 and $1.23 per diluted share in the third quarter and first nine months of last year, while return on average equity (ROE) totaled 10.42% for the quarter and 11.74% on a year-to-date basis, compared to 18.29% and 17.74% in the prior year, respectively.

On July 2, 2007, we announced that we had entered into a definitive merger agreement with Washington Federal, Inc. (NASDAQ: WFSL) which provides, subject to certain conditions, for a merger of First Mutual with and into Washington Federal.  Our performance for the second and third quarters was negatively impacted by expenses related to this transaction, including third quarter expenditures for merger-related legal and other services, a penalty for the cancellation of a commitment to issue $9 million in new trust preferred securities, and retention bonuses paid to our former CFO for remaining with the Bank past his scheduled April 2007 retirement date.

The primary source of revenue for each of our business lines is net interest income.  For the third quarter and first nine months of 2007, our net interest income totaled $9.3 million and $27.5 million, down $902,000 and $2.9 million from the levels earned in the prior year.  A key driver of net interest income is the level of our earning assets, which declined relative to the prior year, averaging $954 million for the quarter, down from $1,036 million in the third quarter of last year. The drop in earning assets was due largely to securities sales, which reduced the size of the portfolio as of September 30, 2007 by nearly $75 million compared to the level at the September 2006 quarter-end.  Also contributing to the decline in earning assets was a substantial reduction in loan originations, which fell from $400 million through the first three quarters of last year to $353 million in the first nine months of 2007, combined with continued high levels of loan payoffs and sales.  Please see the “Net Interest Income” and “Business Segments” sections for further discussions of net interest income and earning assets.

A secondary source of revenue is our noninterest income, which declined $656,000 compared to the third quarter of last year, based on a substantial reduction in consumer loan sales during the quarter as market demand for these loans softened.  Based on the higher levels of sales in the first half of this year, as well as higher levels of loan servicing fee income, noninterest income through the first nine months of the year still outpaced the prior year by approximately $366,000.  Please see the “Noninterest Income” section for additional discussion.

Despite the unique expenses mentioned above, our operating expenses declined $140,000 relative to the third quarter of last year, and increased by only $314,000 on a year-to-date basis, as reductions in occupancy and credit insurance expenses partially offset increases in other noninterest expenses.  Please refer to the “Noninterest Expense” section for additional information.

For the quarter ended September 30, 2007, our credit quality remained acceptable, with non-performing assets (NPAs) totaling $3.2 million, or 0.31% of total assets, little changed compared to the similar $3.5 million, or 0.32% at the 2006 year-end.  For the quarter, we reserved $449,000 in provisions for loan losses and our reserve for loan losses, including unfunded commitments, totaled approximately $10.2 million, which was again little changed compared to $10.1 million at the year-end level.  The allowance for loan losses represented 1.12% of gross loans at the quarter-end, up from 1.11% at the 2006 year-end.  For additional information regarding our credit quality please refer to the “Asset Quality” section.

RESULTS OF OPERATIONS

Net Income

Net income declined nearly $1.1 million or approximately 35% for the third quarter of 2007 as compared to the same quarter last year, while year-to-date net income fell $2.0 million or 24% relative to last year.  Net interest income declined $902,000 for the quarter and $2.9 million for the first nine months of 2007, while noninterest income fell $656,000 for the quarter but improved $366,000 on a year-to-date basis, and noninterest expense declined $140,000 for the quarter but increased $314,000 for the first nine months of the year.

Net Interest Income

For the quarter and nine months ended September 30, 2007, our net interest income declined $902,000 and $2.9 million relative to the same periods last year.  The net effects of asset and liability repricing negatively impacted net interest income for both periods, while changes in the levels and mix of earning assets and funding sources positively impacted net interest income for both the quarter and nine month periods.  The following table illustrates the impacts to our net interest income from our level of earning assets and rate changes on our assets and liabilities, with the results attributable to asset levels classified as “volume” and the effect of asset and liability repricing labeled “rate.”

Rate/Volume Analysis

	Quarter Ended September 30, 2007 vs. September 30, 2006 Increase/(Decrease) due to			Nine Months Ended September 30, 2007 vs. September 30, 2006 Increase/(Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest Income	(Dollars in thousands)
Total Investments	$(715)	$29	$(686)	$(670)	$37	$(633)
Total Loans	(924)	(11)	(935)	(1,794)	1,386	(408)
Total Interest Income	$(1,639)	$18	$(1,621)	$(2,464)	$1,423	$(1,041)

Interest Expense
Total Deposits	(247)	879	632	(350)	3,816	3,466
FHLB and Other	(1,620)	269	(1,351)	(3,152)	1,591	(1,561)
Total Interest Expense	$(1,867)	$1,148	$(719)	$(3,502)	$5,407	$1,905

Net Interest Income	$228	$(1,130)	$(902)	$1,038	$(3,984)	$(2,946)

Earning Asset Growth (Volume)

For the third quarter and first nine months of 2007, declines in our levels of earning assets resulted in reductions of $1.6 million and $2.5 million in interest income relative to the same periods last year.  More than offsetting these reductions, however, were lower levels of interest expense resulting from the elimination of funding sources previously needed to accommodate asset levels.  Consequently, the net impacts of earning asset levels were an improvement in third-quarter net interest income of approximately $228,000 and a year-to-date improvement of $1.0 million compared to the first nine months of 2006.

Quarter Ending	Earning Assets	Net Loans (incl.LHFS)	Deposits
(Dollars in thousands)
September 30, 2006	$ 1,034,332	$ 919,837	$ 774,914
December 31, 2006	$ 1,012,896	$ 897,436	$ 805,795
March 31, 2007	$ 995,058	$ 881,849	$ 771,659
June 30, 2007	$ 962,998	$ 878,490	$ 759,786
September 30, 2007	$ 944,195	$ 902,669	$ 750,675

As can be seen in the table above, our overall levels of deposits and earning assets have exhibited declining trends over the last several quarters, as had our loan portfolio prior to the most recent quarter.

Driving the decline in earning assets, the balance of our securities portfolio (including trading, available-for-sale, and held-to-maturity securities) totaled approximately $25 million as of September 30, 2007, down from its year-end 2006 and second-quarter 2007 levels of $95 million and $67 million, respectively.  The portfolio contraction followed significant trading volumes and portfolio turnover resulting from our election to early adopt SFAS 159.

Following the end of the first quarter, we sold several longer-maturity securities from the newly established trading portfolio, replaced the sold issues with approximately $34 million in shorter-term hybrid ARM securities, and began evaluating the potential risks and benefits of employing strategies to hedge against movements in the market value of the trading portfolio. In the first week of May, based on the earnings volatility presented by the new accounting treatment, we elected to proceed with a plan to reduce the volatility of the portfolio by reselling these recently purchased securities, leaving the portfolio at a smaller size than that at which it began the quarter.

Based on our observations of the portfolio and hedge over the remainder of the second quarter, we elected to further reduce the size of the portfolio in the third quarter.  Consequently, in early July we sold securities with market values totaling approximately $41 million, leaving the portfolio at approximately its current size, and unwound the hedge position established in mid-May.  At the present time, we do not anticipate conducting any further securities transactions.

Through the first three quarters of this year, we experienced declines in our income property and residential construction loans, while balances of business banking loans, commercial construction, consumer, and single-family permanent loans ended the third quarter at levels higher than those observed at the 2006 year-end. Additionally, while consumer loan balances declined during the first half of the year, they did so largely as a result of high loan sales volumes, which totaled approximately $30 million for the first two quarters of the year.  Were it not for these sales, growth would likely have been observed in this portfolio segment as well, as it was in the most recent quarter with sales totaling less than $6 million.

On the liabilities side of the balance sheet, our total deposit balances declined $55 million, or approximately 7% in the first nine months of the year, including $9 million in the most recent quarter.  Our non-maturity deposit balances grew more than $21 million through the first three quarters of the year, with more than $4 million occurring in the most recent quarter, while time deposits, including certificates issued through brokerage services, declined $76 million, with nearly $14 million occurring in the third quarter.  Brokered certificates of deposit accounted for approximately $36 million of the year-to-date reduction, including $2 million in the third quarter.  The decrease in retail certificate balances occurred as we attempted to move away from offering rates competitive with the higher rates in the local market. While this has resulted in some of the more rate-sensitive depositors exiting the Bank for higher rates elsewhere, most of these funds have remained on our books at lower costs to the Bank.

Asset Yields and Funding Costs (Rate)

Quarter Ended	Net Interest Margin
September 30, 2006	3.94%
December 31, 2006	3.78%
March 31, 2007	3.73%
June 30, 2007	3.62%
September 30, 2007	3.90%

While the effects of interest rate movements and repricing on our loan portfolio negatively impacted the income earned on our loan portfolio by $11,000 for the third quarter, repricing accounted for an additional $1.4 million in interest income relative to last year on a year-to-date basis.  Adjustable-rate loans, which reprice according to terms specified in our loan agreements with the borrowers, accounted for approximately 74% of our loan portfolio as of September 30, 2007, down from 80% at the 2006 year-end.

On the liability side of the balance sheet, however, the effects of interest rate movements and repricing were more pronounced, increasing our interest expense on deposits and wholesale funding by more than $1.1 million for the quarter and $5.4 million on a year-to-date basis.  As a result, for the third quarter and first nine months of 2007, the net effects of rate movements and repricing negatively impacted our net interest income by $1.1 million and $4.0 million relative to the same periods in the prior year, as the large volumes of maturing/repricing liabilities resulted in a greater increase in liability costs than was observed for asset yields.

Noninterest Income

Relative to the third quarter of last year, our noninterest income fell $656,000, or approximately 28%, as a result of a substantial reduction in consumer loan sales and resulting gains thereon.  On a year-to-date basis, noninterest income increased by approximately 6%, or $366,000 as compared to the prior year, based on a comparable level of loan sales and higher servicing fee income.

SFAS No. 157 and 159 Related Gains/(Losses)

Effective January 1, 2007, we elected early adoption of SFAS No. 157 and 159, which generally permit the mark-to-market of selected eligible financial instruments.  In our case, we elected to apply the standards to certain investments held in our securities portfolio and a $9 million long term debenture payable (trust preferred security).  With the early adoption, we recorded total pre-tax, SFAS No. 159-related, mark-to-market gains of $447,000 for the first quarter.  In the second quarter, however, we experienced net SFAS No. 159-related losses totaling $211,000 resulting primarily from adverse movements in the prices of our securities.  This net loss reflected the partial offset from a $244,000 gain on a hedge position against those securities, which had been established in the second week of May.

Based on our observations of the portfolio and hedge, we elected to further reduce the size of the portfolio and unwind the hedge position.  Consequently, in early July we sold securities with market values totaling approximately $41 million and unwound the hedge position, which resulted in gains on sale totaling $69,000 for the quarter, bringing our year-to-date gains on securities sales to $185,000. With these transactions completed in mid-July, our net SFAS No. 159-related losses for the third quarter totaled $119,000, resulting in a net year-to-date SFAS No. 159-related gain of $117,000.  At the present time, we do not anticipate conducting any further securities transactions.

Gains/(Losses) on Sales of Loans

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Gains/(Losses) on Sales:
Consumer	$238,000	$784,000	$1,917,000	$1,962,000
Residential	(34,000)	69,000	80,000	68,000
Commercial	37,000	62,000	90,000	195,000
Total Gains on Loan Sales	$241,000	$915,000	$2,087,000	$2,225,000

Loans Sold:
Consumer	$5,511,000	$17,987,000	$35,525,000	$41,030,000
Residential	10,783,000	12,701,000	42,581,000	35,814,000
Commercial	10,244,000	6,382,000	14,300,000	11,574,000
Total Loans Sold	$26,538,000	$37,070,000	$92,406,000	$88,418,000

Contrary to the trend observed over the last several quarters, our third quarter gains on loan sales declined significantly relative to the prior year based on a substantial reduction in sales of our consumer loans.  Following sales of $30 million in the first half of 2007, sales of consumer loan sales totaled less than $6 million for the third quarter due to a softening in market demand.  Based on uncertainties of the marketplace we are not offering a forecast for anticipated loan sales at this time.

Following an absence of commercial real estate loan sales in the first quarter of 2007, we sold participations in commercial real estate loans during the second and third quarters, though gains trailed their year-ago levels.  Commercial real estate loan transactions, particularly those that are candidates for sales of participations to other institutions, tend to be larger-dollar credits and unpredictable in their timing and frequency of occurrence. As a result, the volumes of commercial real estate loans sold, and gains thereon, can be expected to vary considerably from one quarter to the next depending on the timing of the loan and sales transactions.

Compared to the markets for our consumer and commercial loan sales, the market for residential loan sales is significantly larger and more efficient. As a result, residential loan sales are typically sold for very modest gains or potentially even slight losses when interest rates are rising quickly. We believe the construction phase to be the most profitable facet of residential lending and the primary objective in a residential lending relationship. Following the construction process, our practice is to retain in our portfolio those residential mortgages that we consider to be beneficial to the Bank, but to sell those that we consider less attractive assets. Included in these less attractive assets would be those mortgages with fixed rates, which we offer for competitive reasons. Additionally, as residential loans are typically sold servicing released, sales do not generally result in future servicing income.

Service Fee Income/(Expense)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Consumer Loans	$428,000	$300,000	$1,320,000	$930,000
Commercial Loans	2,000	0	(59,000)	9,000
Residential Loans	2,000	(3,000)	7,000	(7,000)
Service Fee Income	$432,000	$297,000	$1,268,000	$932,000

Our servicing fee income rose 45% from the level earned in the third quarter of last year and 36% on a year-to-date basis, as income from consumer loans serviced for other institutions increased in response to higher levels of loan sales in late 2006 and the first half of 2007.  Servicing fee income represents the net of servicing income received less the amortization of servicing assets, which are recorded when we sell loans from our portfolio to other investors.

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

For the third quarter and first nine months of 2007, service fee income earned on consumer loans serviced for other investors exceeded that earned in the same periods of the prior year by 43% and 42%. This improvement was based on a significant increase in the balances of consumer loans serviced, which was in turn a product of the increased volume of loan sales in 2006 and the first half of 2007.

In the case of commercial loans, a minimal level of servicing income was earned during the third quarter, while on a year-to-date basis, payoffs during the first half of the year of balances sold to and serviced for other institutional investors required us to immediately write-off the related servicing assets, which resulted in the loss presented above.

In contrast to consumer and commercial loans, residential loans are typically sold servicing released, which means we no longer service those loans once they are sold. Consequently, we do not view these loans as a significant source of servicing fee income.

Fees on Deposits

Fee income earned on deposit accounts rose by $12,000 and $32,000, both approximately 6%, compared to the third quarter and first nine months of last year, based primarily on a higher level of checking account service charges.  This source of fee income has grown as we have continued our efforts to expand our base of business and consumer checking accounts.

Other Noninterest Income

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
ATM/Wire/Safe Deposit Fees	$95,000	$87,000	$280,000	$241,000
Late Charges	92,000	73,000	236,000	189,000
Loan Fee Income	298,000	294,000	697,000	545,000
Rental Income	198,000	192,000	554,000	535,000
Miscellaneous	155,000	270,000	435,000	857,000
Other Noninterest Income	$838,000	$916,000	$2,202,000	$2,367,000

Our noninterest income from sources other than those described earlier declined $78,000, or 9% for the quarter and $165,000, or 7% on a year-to-date basis relative to the same periods last year.

We continued to observe growth in our ATM/Wire/Safe Deposit Fees, which totaled $95,000 for the quarter and $280,000 on a year-to-date basis, representing increases of 10% and 16% over the same periods last year.  Most of this growth is attributable to Visa and ATM fee income, which we expect to continue rising as checking accounts become a greater piece of our overall deposit mix.

Late charges earned from our loan portfolio increased 26% and 24% relative to the third quarter and first nine months of 2006 based on higher fees collected from real estate loans.

Income received from miscellaneous sources declined significantly relative to both the third quarter and first nine months of last year.  For the quarter, the decline was largely a result of changes in the market values of interest rate derivative contracts.  These derivatives are utilized to hedge interest rate risk associated with extending longer-term, fixed-rate periods on commercial real-estate loans, and structured such that a gain on any given derivative is matched against a nearly identical loss on an offsetting derivative, reflected in our miscellaneous operating expense category, resulting in essentially no net earnings impact to the Bank.  In the third quarter and first nine months of last year, appreciation in the market values of these instruments resulted in noninterest income totaling $190,000 and $240,000 compared to $77,000 and $181,000 in the same periods this year.  These changes in the market values of the positions were largely offset by similar levels of expense reflected in our miscellaneous operating expense category.  Accounting rules require any change in the market value of such instruments to be reflected in the current period income.

Also contributing to the significant year-to-date decline in miscellaneous income was a unique item that occurred in the second quarter of 2006, specifically the receipt of $400,000 in insurance proceeds from a key-man life insurance policy.

Partially offsetting these declines, loan fee income increased on a year-to-date basis compared to the prior year based on higher levels of prepayment penalties and non-deferred loan fees. These typically include fees collected in connection with loan modifications or extensions, non-conversion of construction loans to permanent mortgages, and letters of credit originated for commercial borrowers.

Noninterest Expense

Noninterest expense for the third quarter declined $140,000, or 2% relative to the same period last year, but increased $314,000, or slightly more than 1% on a year-to-date basis.

Salaries and Employee Benefits Expense

Our personnel-related expenses remained well contained in the first nine months of 2007, with no change observed for the third quarter relative to the prior year and an increase of less than 2% on a year-to-date basis.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Salaries	$2,982,000	$3,077,000	$9,381,000	$9,044,000
Commissions and Incentives	668,000	506,000	1,857,000	1,680,000
Employment Taxes and Insurance	215,000	225,000	773,000	793,000
Temporary Office Help	72,000	24,000	222,000	178,000
Benefits	414,000	520,000	1,244,000	1,580,000
Total	$4,351,000	$4,352,000	$13,477,000	$13,275,000

While annual increases in staff salaries resulted in higher expense on a year-to-date basis, regular employee salary expense actually declined from $2,583,000 in the third quarter of last year to $2,504,000 this year based primarily on employee attrition and non-replacement since the announcement of the Washington Federal acquisition.

Also contributing to the year-to-date increase in salary expense were certain merger-related items that impacted the second quarter.  Specifically, Directors’ compensation increased $124,000 for the second quarter as compared to the prior year, primarily as a result of a $100,000 payment to one of our directors for consulting services regarding the upcoming Washington Federal acquisition.

Among the categories of incentive compensation, loan officer commissions increased $51,000 for the quarter but declined $147,000 on a year-to-date basis based largely on loan origination volumes exceeding the prior year for the third quarter, but lagging for the year-to-date period.  Other incentive compensation rose $101,000 for the quarter and $370,000 through the first nine months of the year based primarily on retention bonuses paid to our former CFO in the second and third quarters for staying on past his retirement date.

Expenditures for temporary office help increased significantly relative to the prior year as temporary employees were frequently used to staff positions left vacant as a result of employee attrition following the announcement of the Washington Federal acquisition.

Employee benefit expense declined significantly relative to the third quarter and first nine months of last year, falling $105,000 and $336,000, or 20% and 21%, respectively. The reduction was largely attributable to a decision to forego profit sharing contributions to our 401K and ESOP plans.  Reductions in Director and Officer insurance expense and employee insurance benefits also contributed to the lower level of expense.

Occupancy Expense

Occupancy expense declined by $101,000 and $204,000, or 10% and 7%, compared to the third quarter and first nine months of last year, based on reductions in depreciation and other occupancy expenses.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Rent	$70,000	$64,000	$210,000	$222,000
Utilities and Maintenance	181,000	180,000	587,000	582,000
Depreciation	487,000	528,000	1,434,000	1,555,000
Other Occupancy	199,000	266,000	656,000	732,000
Total Occupancy Expense	$937,000	$1,038,000	$2,887,000	$3,091,000

For the third quarter, depreciation expense declined $41,000, or nearly 8% relative to the 2006 level, based primarily on reductions in furniture/fixture and network software depreciation expense.  On a year-to-date basis, depreciation expense was down $121,000, also nearly 8%, based on reductions in the same categories as well as other PC and network depreciation expense.

Additionally, the first quarter saw a $48,000 reduction in depreciation expense due to the correction of a booking error associated with the purchase of our Juanita Banking Center.  In that transaction, the value of the land had been included in the cost of the building and consequently depreciated based on the building’s amortization schedule.  As land is not depreciable, this error was corrected upon its discovery and resulted in a one-time $40,000 credit to depreciation for the quarter.

The decline in other occupancy expenses for both the quarter and year-to-date periods was attributable to a reduction in purchases of assets for less than $1,000, which are expensed rather than capitalized.  Given the pending Washington Federal transaction, we have largely foregone such purchases this year.  Consequently, these purchases totaled $84,000 through the first nine months of 2007 and only $7,000 for the most recent quarter.  By comparison, $177,000 in such purchases occurred in the first nine months of 2006, with nearly $81,000 in the third quarter.

Credit Insurance

Credit insurance premium costs fell 11% in the third quarter, and 13% on a year-to-date basis compared to the same periods in 2006. As we stated in our 2006 year-end press release, we expected that expenditures for credit insurance would decline over the course of 2007. The majority of credit insurance premiums are attributable to our sales finance loans, including both those loans retained in our portfolio as well as those loans serviced for other institutions.  In mid-2006, after evaluating our use of credit insurance, we concluded that the benefits of the insurance no longer outweighed the costs and chose to forego the insurance and assume the credit risk on future sales finance loan production.  Those loans insured prior to August 1, 2006 remain insured under their existing policies.  Additionally, some loans originated on or after August 1, 2006 were sold to institutional investors with insurance placed prior to sale and remain insured under the policy effective August 1, 2006.  All other loan volumes originated on or after August 1, 2006 have not been insured. To a much lesser extent, residential land loans and a small percentage of the consumer and income property loan portfolios are also insured. While these insured balances may continue to increase in future quarters, the premiums paid on these balances are small relative to those paid on sales finance loans so that total premiums are still expected to decline.

Other Noninterest Expense

Other noninterest expense remained unchanged relative to the third quarter of 2006 as reductions in some categories offset increases in others.  On a year-to-date basis, other noninterest expense rose $494,000, or 9%, due to a number of unique and/or merger-related items in the second quarter of the year.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Marketing and Investor Relations	$185,000	$211,000	$641,000	$730,000
Outside Services	220,000	193,000	747,000	616,000
Information Systems	299,000	244,000	798,000	674,000
Taxes	169,000	205,000	525,000	509,000
Legal	203,000	115,000	567,000	420,000
Other	844,000	948,000	2,737,000	2,572,000
Total	$1,920,000	$1,916,000	$6,015,000	$5,521,000

Expenditures on outside services increased nearly $27,000 in the third quarter, and more significantly $130,000 through the first nine months of 2007 as compared to the same periods in the prior year.  Included in the third quarter expenses were a $55,000 fee for the cancellation of a commitment to issue $9 million in trust preferred securities and $29,000 in due diligence related expenses.  Both of these expenses were incurred as a result of the pending Washington Federal transaction.

Legal fees grew by $88,000 for the quarter and $147,000 on a year-to-date basis.  Our legal expense has exceeded its historical norm over the last two quarters, also based largely upon expenses related to the Washington Federal transaction.

Partially offsetting the overall increase in other noninterest expenses, our marketing and investor relations costs declined $26,000 for the quarter and $90,000 on a year-to-date basis relative to the same periods last year.

Other miscellaneous operating expenses declined $104,000 for the third quarter, or 11% relative to the same quarter last year, but remained nearly $166,000, or 6%, above last year’s level on a year-to-date basis.  Compared to the prior year, charitable contributions declined $42,000 for the quarter, but increased $139,000 for the year-to-date period as a result of a $188,000 contribution to a local performing arts organization in the second quarter.  We had originally expected to make this contribution in several installments over time, but given the pending merger with Washington Federal, we elected to go ahead and lump-sum the remaining contribution.  Similarly, recruiting expenses declined $1,000 for the quarter, but increased $217,000 for the year-to-date period.  The unusually high level of recruiting expense in the first half of the year resulted from the use of employment services in connection with our search for a new CFO, as well as the hiring of a new business banking officer, income property lending officer and production assistant, treasury management officer, as well as various other personnel including accounting and information systems staff.

Among other items included in this category, lower levels of expense associated with the marking-to-market of interest rate derivatives reduced our other noninterest expense for both the quarter and year-to-date periods.  As previously noted, however, these derivatives are structured such that a loss on any given derivative is matched against a nearly identical gain on an offsetting derivative, reflected in our miscellaneous noninterest income category.  Consequently, the lower level of expense was nearly matched by the previously mentioned lower level of noninterest income, resulting in essentially no net earnings impact to the Bank.

FINANCIAL CONDITION

Assets

Because of a decline in the securities portfolio balances, our assets totaled $1.017 billion at September 30, 2007, down from $1.029 billion at the start of the quarter and representing a decline of approximately 6% from the $1.079 billion 2006 year-end level.  The reduction in the securities portfolio was an indirect result of our decision to elect early adoption of SFAS 159.

Securities

The balance of our securities portfolio (including trading, available-for-sale, and held-to-maturity securities) totaled approximately $25 million as of September 30, 2007, down from its year-end and second-quarter 2007 levels of $95 million and nearly $67 million.

Following the end of the first quarter, we sold several longer-maturity securities from the newly established trading portfolio, replaced the sold issues with approximately $34 million in shorter-term hybrid ARM securities, and began evaluating the potential risks and benefits of employing strategies to hedge against movements in the market value of the trading portfolio. In the first week of May, we elected to proceed with a plan to reduce the volatility of the portfolio by reselling our recently purchased securities in the secondary market and utilizing an interest rate swap to partially hedge against movements in the market value of the remaining trading portfolio.  Based on our observations of the portfolio and hedge over the remainder of the quarter, we elected to further reduce the size of the portfolio and unwind the hedge position.  Consequently, in early July we sold additional securities with market values totaling approximately $41 million and unwound the hedge position.  These securities were seasoned hybrid ARM securities and two FHLB agency bullet securities that had been moved from the available-for-sale or held-to-maturity category to the trading portfolio at the time of our SFAS 159 adoption.  At the present time, we do not anticipate conducting any further significant securities transactions.

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

Loans

Loans receivable, excluding loans held-for-sale, grew by nearly $13 million for the quarter, but still ended September at a level $14 million less than at the start of the year.  While loan originations in the most recent quarter exceeded those of the prior year, totaling $129 million, up from $120 million at the end of the third quarter last year, originations have typically lagged 2006 this year, totaling $353 million through the first nine months of 2007 compared to $400 million through the first three quarters of 2006.  In addition to the decline in originations, the loan portfolio was impacted by a combination of continued high prepayment speeds and significant volumes of loan sales.

Portfolio Composition	September 30, 2007	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Single Family Residential	$265,705	$261,699	$254,374
Income Property	217,488	220,056	248,100
Business Banking	168,986	164,151	144,771
Commercial Construction	54,291	47,864	47,153
Single Family Construction
Spec Construction	27,469	29,146	31,315
Custom Construction	47,683	49,129	70,541
Consumer	98,043	94,813	97,177
Total	$879,665	$866,858	$893,431

While our total loan portfolio experienced a decline since the last year-end, respectable growth occurred in our business banking loan portfolio, which has been very successful in building earning assets in recent years.  More modest loan growth was also observed in our residential lending permanent loan portfolio.  The single family residential loans held in our portfolio are typically non-conforming loans that do not meet the requirements for resale in the secondary market, but generally offer higher yields than conforming residential mortgages and are still considered eligible collateral for borrowing from the FHLB. Additionally, while consumer loan balances rose only minimally relative to the year-end, they did so despite loan sales totaling nearly $36 million in the first nine months of the year.  Were it not for these sales, substantial growth would likely have been observed in this portfolio segment as well.

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

Servicing Assets	September 30, 2007	June 30, 2007	December 31, 2006
Commercial	$123,000	$114,000	$224,000
Residential	66,000	72,000	63,000
Consumer	4,537,000	4,798,000	3,724,000
Total	$4,726,000	$4,984,000	$4,011,000

Loan Balances Serviced for Others	$161,580,000	$154,199,000	$155,025,000

As a result of the nearly $36 million in loan sales for the first nine months of the year, our servicing assets related to consumer loans increased significantly relative to the year-end level.  However, due to the substantial reduction in loan sale volumes in the third quarter combined with high payoff rates and rapid amortization of these servicing assets, the consumer loan servicing asset declined relative to the previous quarter-end.

Servicing assets related to commercial loans increased modestly during the third quarter as deferred servicing rights related to participations sold during the quarter slightly exceeded the amortization of existing servicing assets.  On a year-to-date basis, commercial servicing assets declined as some existing commercial loan pools were paid off in the first half of 2007.  These payoffs required us to immediately write off the remaining servicing assets associated with these credits.

Residential loans are generally sold servicing released.  Consequently, no servicing assets are recognized following the vast majority of residential loan sales.

Deposits and Borrowings

Through the first nine months of the year, our total deposit balances declined $55 million, or approximately 7%, including $9 million in the most recent quarter.  Our non-maturity deposit balances grew more than $21 million through the first three quarters of the year, with more than $4 million occurring in the most recent quarter, while time deposits, including certificates issued through brokerage services, declined $76 million, with nearly $14 million occurring in the third quarter.  Brokered certificates of deposit accounted for approximately $36 million of the year-to-date reduction, including $2 million in the third quarter.

The growth of checking and money market accounts typically helps us reduce our overall cost of funds. Consequently, we consider the growth of these types of accounts to be an important part of our funding strategy. To encourage this growth, we actively monitor the products and rates offered by our competition in the local market and develop new products and/or offer aggressive rates to attract new balances in the most cost-effective manner possible.

The decrease in retail certificate balances occurred as we attempted to move away from offering rates competitive with the higher rates in the local market. While this has resulted in some of the more rate-sensitive depositors exiting the Bank for higher rates elsewhere, most of those deposits have remained on our books at significantly lower costs to the Bank.

Our preferred supplemental funding mechanism is borrowing funds from the Federal Home Loan Bank of Seattle (FHLB).  We experienced a modest decrease in our FHLB advances to $159 million at the end of the third quarter, compared to $163 million at the end of the second quarter of 2007 and $172 million at the 2006 year-end.  As of September 30, 2007, we had the authority to borrow up to approximately $407 million from the FHLB, subject to maintaining a sufficient level of eligible collateral.

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

The provisions for the third quarter and first nine months of 2007 totaled $449,000 and $687,000 compared to provisions of $267,000 and $473,000 in the same periods last year.  The increase in the provision for the quarter was prompted by the growth in our loan portfolio over the course of the quarter, a reduced volume of consumer loan sales, and the downgrade of a borrowing relationship in our Income Property portfolio during the third quarter.  Information we received subsequent to the end of the third quarter has necessitated a further downgrade of this relationship’s risk rating, and is consequently expected to increase our reserve requirement for the fourth quarter.  Please see the “Subsequent Events” section for further information.

Nonperforming assets, both in terms of balances and as a percentage of total assets, were little changed from the $3.5 million and 0.32% observed at the 2006 year-end, totaling $3.2 million and 0.31% at the end of the third quarter.  While this level of nonperforming assets remains at the high end of our historical experience, it remains below industry standards.  Noted below are the ratios from 1998 and the comparative industry ratios.

Year	First Mutual Bank	FDIC Insured Commercial Banks
1998	0.07%	0.65%
1999	0.06%	0.63%
2000	0.38%	0.74%
2001	0.08%	0.92%
2002	0.28%	0.94%
2003	0.06%	0.77%
2004	0.10%	0.55%
2005	0.08%	0.48%
2006	0.32%	0.51%
Third Quarter 2007	0.31%	N/A

Including a $198,000 liability for unfunded commitments, our reserve for loan losses totaled approximately $10.2 million at September 30, 2007, little changed from $10.1 million at the 2006 year-end.  At this level, the allowance for loan losses represented 1.12% of gross loans at the end of the quarter, compared to 1.11% at the 2006 year-end.

Non-Performing Assets

Our exposure to non-performing assets as of September 30, 2007 was:

Two single-family residential loans in the Oregon market. No anticipated loss.	$1,451,000
One mobile-home park loan in Oregon. No anticipated loss.	732,000
Two single-family residential loans in Washington. No anticipated loss.	320,000
One custom construction loan in the Oregon market. Impairment charges taken in 2006. No further losses anticipated	240,000
One land loan in Western Washington. No anticipated loss.	151,000
Thirty consumer loans. Full recovery expected from insurance claims.	138,000
One lease pool. Possible loss of $52,000.	52,000
Eighteen consumer loans. Possible loss of $34,000.	34,000
Six consumer loans. No anticipated loss.	26,000
One multifamily loan with an impairment balance of $1,000.	11,000
Six insured consumer loans that have exceeded the credit insurance limit. Possible loss of $10,000.	10,000
One commercial line of credit possible loss of $4,000.	4,000
Total Non-Performing Assets	$3,169,000

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

•
Investment and Treasury - The Investment and Treasury segment includes the investment securities portfolio, FHLB stock, and interest-earning cash balances.  Although management does not consider this to be an operating business line, security investments represent a necessary part of liquidity management for the Bank.

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

Retail Banking

	Quarter Ended		Nine Months Ended
	Net Income/(Loss)	Return on Equity	Net Income/(Loss)	Return on Equity
Sept. 30, 2005	76,000	2.04%	(609,000)	(5.74%)
Sept. 30, 2006	124,000	3.51%	1,191,000	11.69%
Sept. 30, 2007	(242,000)	(5.92%)	(571,000)	(4.80%)

Third quarter and year-to-date net income for our Retail Banking segment declined $366,000 and $1.8 million relative to the prior year based on a sharp reduction in net interest income, as rates paid on deposits continued to increase while market rates of interest, and thus the rates at which the retail operations are credited for their deposits, remained comparatively stable over the last several quarters.

As our Retail Banking segment includes our banking centers, the majority of this segment’s income is received from selling funding sources, specifically deposits generated and serviced in the banking centers, to lending units in need of funding to support earning asset balances.  This income appears in the accompanying notes to our financial statements as “Treasury Income and Interest Income on Funding Sources”.  The line labeled “Funding Costs”  represents the expense paid by the users of these funds to support their earning asset balances.

Relative to the third quarter of last year, the segment’s transferable funding sources (deposit balances) remained virtually unchanged totaling slightly less than $668 million at the quarter-end.  Combined with the movements in market rates of interest, at which these funds are transferred to our lending units, the Retail segment’s interest income from funding sources declined $35,000 from its third quarter 2006 level.  Year-to-date results were slightly better, with income from funding sources rising $746,000, or nearly 3%, compared to the first nine months of

2006.  Other interest income for the segment, which consists of interest received on home equity, personal, and small business loans and lines, totaled $928,000 for the quarter, up 4% from the same period last year.

By comparison, the interest paid on deposits rose more than $824,000 for the quarter and $3.3 million on a year-to-date basis, as competition in the local marketplace continued to keep retail deposit rates high.  As a result, the segment’s net interest income declined $836,000 relative to the third quarter and $2.5 million compared to the first nine months of last year.

Both noninterest income and noninterest expense for the segment were relatively little changed relative to the prior year.  Noninterest income declined $75,000 compared to the first nine months of last year, while noninterest expense increased $318,000, or approximately 3% relative to the first three quarters of 2006.  The increase in operating expense was attributable to both growth among ordinary expenses, such as salary expense, which increases each year as a result of annual increases in staff salaries, as well as allocations of the unusual expenses incurred in the quarter, which were described in the “Noninterest Expense” section.  These expenses, which were allocated to the various business segments, included legal and other fees related to the Washington Federal transaction, as well as retention bonuses to our CFO for remaining with the Bank past his retirement date, again related to the Washington Federal transaction.

Sales Finance

	Quarter Ended		Nine Months Ended
	Net Income/(Loss)	Return on Equity	Net Income/(Loss)	Return on Equity
Sept. 30, 2005	141,000	9.27%	652,000	16.18%
Sept. 30, 2006	448,000	31.52%	1,070,000	25.31%
Sept. 30, 2007	94,000	5.54%	483,000	11.08%

Net income for our Sales Finance segment declined $354,000, or approximately 79%, from the level earned in the third quarter of 2006, and $587,000, or nearly 55%, compared to the first nine months of last year based primarily on a reduction in net interest income and increase in the segment’s loan loss provision.

While the Sales Finance segment’s quarter-end earning assets showed modest growth relative to the prior year, up 4% to nearly $81 million, the average level through the first three quarters of the year declined significantly relative to 2006 based on a substantial increase in the level of loan sales relative to prior years.  While less than $6 million in loans were sold in the most recent quarter, sales for the first half of this year totaled $30 million.

With these sales, the segment’s net interest income declined $570,000, or 19% compared to the first nine months of 2006, but showed signs of recovery with the reduced sales in the third quarter, exceeding the third quarter 2006 net interest income by $29,000.  With the segment’s third quarter loan loss provision increasing $169,000 relative to the prior year, net interest income after the loan loss provision declined $140,000, or 15%.  On a year-to-date basis, the segment’s loan loss provision increased $650,000 relative to the prior year, with net interest income after provision down $1.2 million, or 41%.  The increase in the loan loss provision relative to the prior year was related to the insured loan pools for years 2002-2003 and 2003-2004 reaching their 10% coverage limits.  In relation to probable losses inherent in those pools, the segment’s loan loss provision was increased.

While the increased loan sales prior to the most recent quarter negatively impacted the segment’s net interest income, they contributed to improvements in noninterest income in the first half of the year.  For the most recent quarter, however, the segment’s noninterest income declined $411,000 relative to the prior year based on the significant reduction in loan sales.  Besides gains on sales, loan sale transactions also result in additional service fee income on an ongoing basis after loans are sold.  The segment’s servicing fee income increased from $300,000 and $930,000 in the third quarter and first nine months of 2006 to $428,000 and $1.3 million this year.

The segment’s noninterest expense remained well contained relative to the third quarter of last year, declining $20,000 compared to the third quarter of 2006, and $9,000 on a year-to-date basis.  The improvement was partly attributable to a reduction in credit insurance premiums. As we stated in our 2006 year-end press release, after evaluating our use of credit insurance, we concluded that the benefits of the insurance no longer outweighed the costs and chose to forego the insurance and assume the credit risk on future sales finance loan production.  Consequently, it was our expectation that expenditures for credit insurance would decline in 2007.  Those loans insured prior to August 1, 2006 remain insured under their existing policies, and some loans originated on or after August 1, 2006 were sold to institutional investors with insurance placed prior to sale and remain insured under the policy effective August 1, 2006.

Residential Lending

	Quarter Ended		Nine Months Ended
	Net Income/(Loss)	Return on Equity	Net Income/(Loss)	Return on Equity
Sept. 30, 2005	821,000	28.78%	2,244,000	28.84%
Sept. 30, 2006	1,089,000	35.80%	2,382,000	27.96%
Sept. 30, 2007	721,000	21.95%	2,153,000	21.90%

The Residential Lending segment’s net income for the third quarter totaled $721,000, representing a 34% decline relative to the same period last year, based primarily on a reduction in the segment’s net interest income.  On a year-to-date basis, net income fell nearly 10% also as a result of a reduction in the segment’s net interest income.

While the Residential segment has been one of the largest contributors to our earning asset growth in recent years, the segment’s earning assets dropped substantially relative to their level as of September 30, 2006, falling $19 million, or approximately 6%, as a slowdown in residential lending resulted in a substantial reduction in both the number of loans originated and the portfolio balances. Based on the reduction in assets, net interest income earned on the portfolio declined $519,000, or approximately 22% relative to the third quarter of last year.  For the year-to-date period, interest income and funding costs each declined by approximately 3%, with net interest income before the provision for loan losses falling nearly 8%.  While the segment’s third quarter provision for loan losses rose $91,000 compared to the same quarter last year, its year-to-date provision declined by $47,000 based on recoveries of $103,000 in the second quarter.

For the quarter, the Residential Lending segment’s noninterest income fell $17,000 compared to the prior year, as additional loan fee income largely offset a reduction in gains on loan sales.  On a year-to-date basis, noninterest income rose $124,000, based primarily on the additional loan fee income, which increased relative to the prior year based on a higher level of fees collected in connection with loan modifications or extensions, and non-conversion of construction loans to permanent mortgages.  Gains on residential loan sales fluctuate from quarter to quarter, and typically result in modest gains or even slight losses when interest rates are rising quickly.  We believe the construction phase to be the most profitable facet of residential lending and the primary objective in a residential lending relationship.  Following the construction process, our practice is to retain in our portfolio those residential mortgages that we consider to be beneficial to the Bank, but to sell those that we consider less attractive assets.

The Residential segment’s noninterest expense declined $77,000, or 7% for the quarter, and rose only $54,000, or less than 2% through the first nine months of the year.

Business Banking Lending

	Quarter Ended		Nine Months Ended
	Net Income/(Loss)	Return on Equity	Net Income/(Loss)	Return on Equity
Sept. 30, 2005	262,000	13.56%	832,000	15.52%
Sept. 30, 2006	351,000	13.08%	790,000	11.42%
Sept. 30, 2007	252,000	7.17%	925,000	9.49%

With earning assets totaling more than $169 million at the end of the third quarter, an increase of 19% over the prior year level, Business Banking’s interest income grew $333,000 and $1.6 million, or 11% and 20% over the levels earned in the third quarter and first nine months of 2006.  Additionally, with deposit growth of $34 million, or approximately 86%, compared to September 30, 2006, income credited for funding sources rose $200,000 for the quarter and $836,000 year-to-date compared to the prior year.  Partially offsetting these improvements, however, were an additional $185,000 and $1.3 million in funding costs for the quarter and nine months, respectively. Taking all of these into account, the Business Banking segment’s third quarter and nine month net interest income after provision for loan losses rose $29,000 and $339,000, or 2% and 9%, respectively, over the same periods last year.

For the quarter and nine months ended September 30, 2007, the Business Banking segment’s noninterest income declined $92,000 and $246,000 relative to prior year levels.  This reduction was largely attributable to changes in the valuations of interest rate derivatives utilized by the segment to hedge interest rate risk on longer-term, fixed-rate commercial real estate loans.  These derivatives were structured such that a gain on any given derivative would be matched against a comparable loss on a second, corresponding derivative, resulting in minimal net impact to the Bank’s earnings.  In the third quarter and first nine months of last year, appreciation in the market values of these instruments resulted in additions to noninterest income of $238,000 and $188,000 compared to $108,000 and $2,000 in the same periods this year.  These were largely offset by similar levels of expense reflected in our miscellaneous operating expense category.  Accounting rules require any change in the market value of such instruments to be reflected in the current period income.

Including the corresponding reduction in noninterest expense attributable to the changes in derivative values, changes in the segment’s noninterest expense were rather modest, increasing $83,000 and declining $112,000 relative to the third quarter and first nine months of 2006.  Also worth noting is that under the new method of presenting our business segments, the Business Banking segment no longer faces significant increases in allocated overhead expenses as a result of deposit growth.  Under the previous method of segmenting our business lines, our banking centers were deemed to be overhead cost centers rather than an operating segment, and consequently all income and expenses associated with the banking centers was allocated among the four lending units.  Consequently, the Business Banking segment’s deposit growth in prior years resulted in increasing allocations of banking center-related expense, which frequently negated the benefit of the additional deposits.  With the banking centers now included in the Retail Banking segment, the Business Banking and other lending segments are no longer subject to allocations of banking center expense.  Similarly, the lending segments no longer receive the benefit of funds generated by the banking centers at below-market rates of interest.  The segment results for 2005 and 2006 have been restated to reflect this methodology consistently throughout the three years presented here.

Income Property Lending

	Quarter Ended		Nine Months Ended
	Net Income/(Loss)	Return on Equity	Net Income/(Loss)	Return on Equity
Sept. 30, 2005	1,141,000	18.92%	3,900,000	21.62%
Sept. 30, 2006	1,211,000	20.98%	3,194,000	19.43%
Sept. 30, 2007	1,177,000	19.38%	3,412,000	19.01%

The Income Property segment’s third quarter net income declined $34,000, or 3% relative to the same quarter last year, based on flat net interest income, falling noninterest income, and rising noninterest expense.  On a year-to-date basis, net income rose $218,000, or 7%, as growth in net interest income was more than sufficient to offset the falling noninterest income and rising noninterest expense over that timeframe.

Compared to the prior year, the segment’s net interest income after provision for loan losses grew $577,000 for nine months ended September 30 as a result of interest income from earning assets falling by a lesser amount than did interest expense on funding sources.  The provision for loan loss declined $12,000 and $152,000 compared to the third quarter and first nine months of 2006, due in large part to continued declines in portfolio balances.

The Income Property segment’s decrease in earning assets during the first three quarters of 2007 continued a trend observed over the last couple of years, and is primarily a product of declining originations of permanent multifamily and commercial real estate loans, combined with a high level of prepayments on the loan portfolio, which we attribute to a combination of increased competition from other lenders and the flat yield curve.  Increased competition from conduit lenders as well as lenders in our local market accelerated both the drop in new volumes as well as portfolio payoffs, as the competition frequently resulted in lenders offering prospective borrowers new loan commitments, or existing borrowers the opportunity to refinance, at unusually low margins.  The flat yield curve, which has resulted from a number of increases in short-term interest rates, has reduced the rate differential between short- and long-term financing costs and provided a financial incentive for borrowers to select longer-term, fixed-rate loans as opposed to adjustable-rate financing.  As we have historically been an originator of short-term and adjustable-rate loans, this impacted us in two ways.  First, as prospective borrowers sought loans with terms that fell outside of our typical underwriting structures, our originations of permanent multifamily and commercial real estate loans declined.  Second, with the yield curve providing borrowers with a financial incentive to refinance adjustable-rate loans, which make up the majority of our loan portfolio, with longer-term, fixed-rate debt, the prepayment rates on our Income Property portfolio remained at relatively high levels.

Noninterest income for the Income Property segment declined $13,000 and $182,000 relative to the third quarter and first nine months of last year, with the year-to-date reduction based on the combination of an unusual event last year and a negative impact from servicing asset write-offs this year.  In the second quarter of 2006, the segment recognized an unusually high level of noninterest income as a result of an allocation of insurance proceeds received from a key-man life insurance policy.  Additionally, the year-to-date results were negatively impacted by payoffs earlier this year of loan participation balances sold to and serviced for other institutional investors.  As these loans were paid off, we were forced to immediately write-off the related servicing assets, which negatively impacted noninterest income.

The segment’s noninterest expense increased modestly, rising $31,000 for the quarter and $70,000 on a year-to-date basis compared to the same periods in 2006.  As noted above, the Income Property segment has seen its earning asset balances decline over the last couple of years, and as a result, the segment has become a smaller component of our overall asset mix.  Consequently, for a number of different administrative and overhead expenses that we allocate out to the business segments, such as accounting and information systems related costs, the percentages allocated to other business lines has tended to increase, thus reducing the percentage allocated to the Income Property segment.

Investment and Treasury

	Quarter Ended		Nine Months Ended
	Net Income/(Loss)	Return on Equity	Net Income/(Loss)	Return on Equity
Sept. 30, 2005	288,000	53.48%	812,000	49.19%
Sept. 30, 2006	(222,000)	(51.51%)	(200,000)	(15.30%)
Sept. 30, 2007	(60,000)	(36.04%)	12,000	1.21%

The Investment and Treasury segment includes our investment securities portfolio on the asset side and on the liability side our FHLB advances and certificates of deposit issued through brokerage services.  While management does not consider this to be an operating business line, our security investments and wholesale borrowings represent a necessary part of liquidity management, and their impact on our operations has been recognized as its own segment so as not to distort the results of our other business lines.

For the third quarter and first nine months of 2007, the segment posted net interest losses of $21,000 and $436,000, compared to losses of $373,000 and $299,000 in the third quarter and first nine months of last year.  Generally, the cost of funding the securities portfolio exceeded its yield, while the FHLB advances and brokered deposits originated by the segment were “sold” to the lending units at rates exceeding the cost of those funding sources.  In the second and third quarters of 2007, however, the funding sources became modestly unprofitable, contributing to the net interest loss.

Noninterest income for the segment, which had been virtually nonexistent prior to this year, totaled a loss of $80,000 and income of $483,000 for the third quarter and first nine months of 2007, largely as a result of our early adoption of SFAS 157 and 159, effective January 1, 2007. SFAS 159, which was issued in February 2007, generally permits the mark-to-market of selected eligible financial instruments.  In the case of our early adoption, SFAS 159-related gains on affected instruments totaled $117,000 through the first nine months of the year.  Additionally, we recognized $69,000 in gains on securities sales during the third quarter, bringing the year-to-date total to $185,000.

The segment’s noninterest expense is virtually immaterial, totaling $19,000 for the third quarter and $75,000 for the first nine months of 2007, both slightly less than the prior year levels, and represents allocations of accounting and administrative overhead costs associated with the management of the portfolio.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Loan Originations (disbursed)	$(129,000)	$(120,000)	$(353,000)	$(400,000)
Decrease in Undisbursed Loan Proceeds	(3,000)	(13,000)	(20,000)	(15,000)
Security Purchases	0	0	(42,000)	(7,000)
Total Originations and Purchases	$(132,000)	$(133,000)	$(415,000)	$(422,000)

Loan and Security Repayments	$74,000	$100,000	$279,000	$317,000
Sales of Securities	40,000	0	98,000	0
Sales of Loans	27,000	37,000	92,000	88,000
Total Repayments and Sales	$141,000	$137,000	$469,000	$405,000

Net Difference	$9,000	$4,000	$54,000	$(17,000)

Loan and security sales and repayments, our primary sources of funding, are heavily influenced by trends in mortgage rates. When rates trend downward, our prepayment speeds typically increase as borrowers refinance their loans at lower interest rates. Conversely, as rates move upwards, prepayments will generally tend to slow, as fewer borrowers will have a financial incentive to refinance their loans. The loan portfolio, excluding loans sold into the secondary market and spec construction loans, experienced an annualized prepayment rate of nearly 35% in the first nine months of 2007, comparable to the 37% and 39% rates observed for the first nine months of 2006 and fiscal year 2006, respectively.

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

Our preferred method of funding the net difference between originations/purchases and repayments/sales is with deposits. To the extent that deposit growth is insufficient to fully fund the difference, we may rely on wholesale funding sources including, but not limited to FHLB advances, brokered certificates of deposit, and reverse repurchase agreements. During the third quarter and first nine months of 2006 and 2007, changes in funds from deposits and borrowings were as follows:

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
	2007	2006	2007	2006
Deposits	$(9,000)	$15,000	$(55,000)	$14,000
Borrowings	(4,000)	(31,000)	(13,000)	(8,000)
Total	$(13,000)	$16,000	$(68,000)	$6,000

Through the first nine months of the year, our total deposit balances declined $55 million, or approximately 7%, including $9 million in the most recent quarter.  Our non-maturity deposit balances grew more than $21 million through the first three quarters of the year, with more than $4 million occurring in the most recent quarter, while time deposits, including certificates issued through brokerage services, declined $76 million, with nearly $14 million occurring in the third quarter.  Brokered certificates of deposit accounted for approximately $36 million of the year-to-date reduction, including $2 million in the third quarter.

Our other major source of liquidity is wholesale funds, which include borrowings from the FHLB, brokered deposits, reverse repurchase agreements, and a revolving line of credit at the Holding Company level. The most utilized wholesale funding source is FHLB advances, which totaled $159 million at the end of the third quarter, down from $172 million at the 2006 year-end. Our credit line with the FHLB is reviewed annually, and our maximum allowable borrowing level, subject to sufficient collateral, is currently set at 40% of assets, or $407 million based on assets as of September 30, 2007.

We had brokered deposits outstanding totaling $11 million as of the end of the third quarter, down from $47 million as of the 2006 year-end.  In anticipation of the closing of the Washington Federal transaction, we elected to replace $8 million in brokered deposits, which matured shortly before the quarter-end, with short-term FHLB advances. Our internal policy limits restrict our total usage of brokered certificates to no more than 10% of total deposits.

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

In addition to using liquidity to fund loans and securities, we routinely invest in facilities and equipment. In the first nine months of 2007 we invested $1.3 million in these assets, down from $3.4 million in the same period in 2006, as most of our major capital projects were completed by the end of last year.

CAPITAL

The FDIC’s statutory framework for capital requirements establishes five categories of capital strength, ranging from a high of well capitalized to a low of critically under-capitalized.  An institution’s category depends upon its capital level in relation to relevant capital measures, including a risk-based capital measure, a leverage capital measure, and certain other factors.  At September 30, 2007, we exceeded the capital levels required to meet the definition of a well-capitalized institution:

	Actual	Minimum for Capital Adequacy Purposes	Minimum to be Categorized as “Well Capitalized” Under Prompt Corrective Action Provisions
Total capital (to risk-weighted assets):
First Mutual Bancshares, Inc.	11.48%	8.00%	N/A
First Mutual Bank	11.66	8.00	10.00%

Tier I capital (to risk-weighted assets):
First Mutual Bancshares, Inc.	10.23	4.00	N/A
First Mutual Bank	10.41	4.00	6.00

Tier I capital (to average assets):
First Mutual Bancshares, Inc.	8.33	4.00	N/A
First Mutual Bank	8.49	4.00	5.00

SUBSEQUENT EVENTS

Subsequent to the quarter end, we received unexpected information regarding a borrowing relationship in our Income Property portfolio.  While this relationship had been subject to a downgrade during the third quarter, the information we received subsequent to the quarter end necessitated a further downgrade of the relationship’s risk rating.  The loans involved totaled $6,692,000 at September 30, 2007.  Subsequent to quarter end they were downgraded from “other loans especially mentioned” to “substandard”.  The additional downgrade is expected to increase our reserve requirement for the fourth quarter.

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

Hedging Techniques

We review interest rate trends on a regular basis and employ hedging techniques where appropriate.  These techniques may include financial futures, options on financial futures, interest rate caps and floors, interest rate swaps, and extended commitments on future lending activities.

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

Net Interest Income (NII) and Economic Value of Equity (EVE) Simulation Model Results

	September 30, 2007		December 31, 2006
	Percentage Change		Percentage Change
Change in Interest Rates	Net Interest	Economic Value	Net Interest	Economic Value
(in basis points)	Income	of Equity	Income	of Equity
+200	2.40%	0.30%	2.40%	(1.07%)
+100	n/a	1.14%	n/a	0.06%
-100	n/a	(1.84%)	n/a	(0.88%)
-200	(1.02%)	(5.97%)	0.23%	(3.76%)

Net Interest Income Simulation

Our income simulation model based on information as of September 30, 2007 indicated that our net interest income over the following twelve months was projected to increase from its “base case” level in a scenario in which interest rates were assumed to gradually increase by 200 bps over a twelve-month period, and decline assuming a gradual 200 bps reduction in rates.  The magnitudes of the changes, however, suggest that there is little sensitivity in net interest income from the “base case” level over a twelve-month horizon in either scenario, as an increase in net interest income of 2.40% was observed in the rising rate environment and a decline of 1.02% was indicated in the falling rate scenario.

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

In the simulated 200 bps upward shift of the yield curve, the discount rates used to calculate the present values of assets and liabilities will increase, causing the present values of both assets and liabilities to fall, with more prominent effects on longer-term, fixed-rate instruments.  Additionally, when interest rates rise, the cash flows on our assets are typically expected to decelerate as borrowers are assumed to become less likely to prepay their loans.  As the cash flows on these assets are shifted further into the future, their present values are further reduced.  Our EVE simulation model results as of September 30, 2007 indicated that our liabilities would be expected to exhibit a greater level of sensitivity to rising rates than assets, with the economic value of assets declining by 2.25%, compared to a decline of 2.55% for our liabilities.  Given the greater sensitivity of liabilities, the reduction in the economic value of liabilities exceeded the impact on assets.  Consequently, the economic value of our equity was positively impacted in this scenario, rising 0.30%.

The opposite occurs when rates decline, as the discount rates used to calculate the present values of assets and liabilities will decrease, causing the present values of both assets and liabilities to rise.  Counteracting this effect on assets, however, is the tendency for cash flows from assets to accelerate in a falling rate scenario, as borrowers refinance their existing loans at lower interest rates.  These loan prepayments prevent the economic values of these assets from increasing in a declining rate scenario, illustrating an effect referred to as negative convexity.  Taking this negative convexity into account, the simulation results indicated a negative impact to EVE in the falling rate scenario.  In this case, the economic values of both assets and liabilities were positively impacted when rates were assumed to fall by 200 bps, assets by 1.68% and liabilities by 2.56%.  As a result, with the value of liabilities rising more than asset values, our economic value of equity was negatively impacted in this scenario, declining 5.97%.

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

One-Year Interest Rate Sensitivity Gap

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
One-Year Repricing/Maturing Assets	$676,566	$673,514
One-Year Repricing/Maturing Liabilities	678,124	725,636

One-Year Gap	$(1,559)	$(52,122)

Total Assets	$1,017,321	$1,079,272

One-Year Interest Rate Gap as a Percentage of Assets	(0.2%)	(4.8%)

At a negative, or liability sensitive, 0.2% of assets, our twelve-month interest rate sensitivity gap as of September 30, 2007 indicated a virtually neutral position of asset/liability sensitivity compared to the 4.8% liability sensitive position observed at the 2006 year-end.  Certain shortcomings are inherent in gap analysis, including the failure to recognize differences in the frequencies and magnitudes of repricing for different balance sheet instruments.  Additionally, some assets and liabilities may have similar maturities or repricing characteristics, but they may react differently to changes in interest rates.  This illustrates a facet of interest rate exposure referred to as “basis risk.”  Assets, such as adjustable-rate mortgage loans, may also have features that limit the effect that changes in interest rates have on the asset in the short-term and/or over the life of the loan, for example a limit on the amount by which the interest rate on the loan is allowed to adjust each year.  This illustrates another area of interest rate exposure referred to as “option risk.”  Due to the limitations of the gap analysis, these features are not taken into consideration.  Additionally, in the event of a change in interest rates, prepayment and early withdrawal penalties could deviate significantly from those assumed in the gap calculation.   As a result, we utilize the gap report as a complement to our income simulation and economic value of equity models.

Securities

ITEM 3

The following table sets forth certain information regarding carrying values and percentage of total carrying values of the Bank’s consolidated portfolio of securities classified as available-for-sale and held-to-maturity.

	September 30,
	2007		2006
Available-for-Sale:	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)

US Government treasury and agency obligations	$—	0%	$10,800	12%
Mortgage-backed securities:
Freddie Mac	456	12%	14,504	15%
Ginnie Mae	2,346	64%	35,688	38%
Fannie Mae	895	24%	32,683	35%
Total mortgage-backed securities	3,697	100%	82,875	88%

Total securities available-for-sale	$3,697	100%	$93,675	100%

	September 30,
	2007		2006
Held-to-Maturity:	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in thousands)

Municipal bonds	$4,122	54%	$1,147	20%
Mortgage-backed securities:
Freddie Mac	94	1%	321	6%
Fannie Mae	3,371	45%	4,265	74%
Total mortgage-backed securities	3,465	46%	4,586	80%

Total securities held-to-maturity	$7,587	100%	$5,733	100%

Estimated market value	$7,553		$5,689

ITEM 3A

The following table shows the maturity or period to repricing of the Bank’s consolidated portfolio of securities available-for-sale and held-to-maturity:

	Available-for-sale at September 30, 2007
	One Year or Less		Over One to Three Years		Over Three to Five Years		Over Five to Ten Years		Over Ten to Twenty Years		Over Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Available-for-Sale:	(Dollars in thousands)

Mortgage-backed securities:
Ginnie Mae	$2,346	3.86%	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%	$2,346	3.86%
Freddie Mac	456	6.22%	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%	456	6.22%
Fannie Mae	136	6.36%	145	5.50%	—	0.00%	—	0.00%	614	4.50%	—	0.00%	895	4.94%
Total mortgage-backed securities	2,938	4.34%	145	5.50%	—	0.00%	—	0.00%	614	4.50%	—	0.00%	3,697	4.42%

Total securities available-for-sale -- Carrying Value	$2,938	4.34%	$145	5.50%	$—	0.00%	$—	0.00%	$614	4.50%	$—	0.00%	$3,697	4.42%

Total securities available-for-sale -- Amortized Cost	$2,913	4.35%	$143	5.50%	$—	0.00%	$—	0.00%	$633	4.50%	$—	0.00%	$3,689	4.42%

	Held-to-Maturity at September 30, 2007
	One Year or Less		Over One to Three Years		Over Three to Five Years		Over Five to Ten Years		Over Ten to Twenty Years		Over Twenty Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Held-to-Maturity:	(Dollars in thousands)

Municipal bonds	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%	$3,220	5.14%	$902	6.33%	$4,122	5.40%
Mortgage-backed securities:
Freddie Mac	94	7.38%	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%	94	7.38%
Fannie Mae	881	7.57%	1,179	4.65%	—	0.00%	—	0.00%	1,311	4.76%	—	0.00%	3,371	5.46%
Total mortgage-backed securities	975	7.55%	1,179	4.65%	—	0.00%	—	0.00%	1,311	4.76%	—	0.00%	3,465	5.51%

Total securities held-to-maturity -- Carrying Value	$975	7.55%	$1,179	4.65%	$—	0.00%	$—	0.00%	$4,531	5.03%	$902	6.33%	$7,587	5.45%

Total securities held-to-maturity -- Fair Market Value	$986	7.55%	$1,185	4.66%	$—	0.00%	$—	0.00%	$4,485	5.04%	$897	6.33%	$7,553	5.46%

ITEM 4.	Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Principal Financial Officer, and other members of the Company’s senior management, as of the end of the period covered by this report (the “Evaluation Date”).  Based upon this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in providing reasonable assurance that the material information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Company’s Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

PART II:	OTHER INFORMATION

ITEM 1.	Legal Proceedings

At September 30, 2007, the Company was not engaged in any litigation, which in the opinion of management, after consultation with its legal counsel, would be material to the Company.

ITEM 1A.	Risk Factors

For information regarding certain Risk Factors, please refer to Part I, Item 1A, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

A Special Meeting of Shareholders of First Mutual Bancshares, Inc. was held on October 11, 2007.  The results of votes on the matter presented at the Meeting are as follows:

The proposal to approve the Agreement and Plan of Merger, dated July 2, 2007, and as amended on August 27, 2007, as further described in the proxy statement/prospectus dated September 5, 2007, received the following votes:

	VOTES	PERCENT OF OUTSTANDING
For	5,697,405	85.06
Against	63,613	0.95
Abstain	713	-
Broker non votes	964,907	-

The proposal has been approved.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

(2.0)	Agreement and Plan of Merger Between Washington Federal, Inc. and First Mutual Bancshares, Inc., incorporated by reference on Form 8-K filed with the SEC on July 3, 2007.

(3.1)	Amended and Restated Articles of Incorporation, incorporated by reference on Form 10-Q filed with the SEC on August 8, 2005.

(3.3)	Bylaws (as amended and restated), incorporated by reference on Form 8-K filed with the SEC on July 5, 2006.

(11)
Statement regarding computation of per share earnings.  Reference is made to the Company’s Consolidated Statements of Income attached hereto as part of Item I Financial Statements, which are incorporated herein by reference.

(31.1)	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification by Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST MUTUAL BANCSHARES, INC.

Date: November 8, 2007	By:	/s/ John R. Valaas
John R. Valaas
President and Chief Executive Officer

By:	/s/ Kari A. Stenslie
Kari A. Srenslie
Senior Vice President/Controller (Principal Financial Officer)